Form 10QSB
period 2004-09-30
LAWRENCE CONSULTING GROUP INC
filed 2005-01-05
CIK 1304161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                               Commission File No.

                         LAWRENCE CONSULTING GROUP, INC.

           (Name of small business issuer as specified in its charter)

                                                                 20-0653570
                            Delaware                          (I.R.S. Employer
                                                            Identification No.)
                    (State of Incorporation)
         2 Lakeside Drive West, Lawrence, New York 11559

            (Address of principal executive offices)

                          516/633-0924
                   (Issuer's telephone number)


The number of shares outstanding of the registrant's class of Common Stock as of December 31, 2004 was 275,900. The Company held no shares in treasury

                         LAWRENCE CONSULTING GROUP, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


TABLE OF CONTENTS                                                  Page
                                                                  Numbers
PART I -FINANCIAL INFORMATION
-----------------------------

Item 1 -Condensed Financial Statements (unaudited)
--------------------------------------------------

Condensed Balance Sheet at September 30, 2004.                        1
----------------------------------------------

Condensed Statement of Operations for the
three months ended September 30, 2004                                 2
----------------------------------------------
Condensed Statement of Cash Flows for
the three months ended September 30, 2004                             3
----------------------------------------------

Notes to Condensed Financial Statements                               4
---------------------------------------

Item 2 - Management's Discussion and Analysis or Plan of Operation    5
------------------------------------------------------------------

Item 4 - Controls and Procedures                                      6
--------------------------------

PART II -OTHER INFORMATION
--------------------------

Item 2 -  Unregistered Sales of Equity
Securities and Use of Proceeds                                        7
-------------------------------

Item 6 - Exhibits and Reports on Form 8-K                             8
-----------------------------------------

         Signatures                                                   9
         ----------

                                       11
                          PART I. FINANCIAL INFORMATION


 Item 1.  Financial Statements

                        LAWRENCE CONSULTING GROUP, INC.
                        STATEMENT OF FINANCIAL CONDITION
                            AS OF SEPTEMBER 30, 2004


                               ASSETS

                                                           UNAUDITED

CASH IN BANK                                              $ 65,784
ORGANIZATIONAL COSTS                                         7,661
ACCRUED INCOME RECEIVABLE                                    1,000
                                                             -----

TOTAL ASSETS                                              $ 74,445
                                                          ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED LIABILITIES                                      $   1,200
                                                           --------

STOCKHOLDERS' EQUITY

COMMON STOCK $.0001 PAR VALUE,
AUTHORIZED 10,000,000 SHARES
ISSUED AND OUTSTANDING 275,900 SHARES                           28
PREFERED STOCK $.0001 PAR VALUE, AUTHORIZED
2,000,000 SHARES, ISSUED-NONE                                    0
ADDITIONAL PAID IN CAPITAL                                  76,872

RETAINED EARNINGS (DEFICIT)                                 -3,655
                                                             -----

TOTAL STOCKHOLDERS' EQUITY                                  73,245
                                                            ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $74,445
                                                            ======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        LAWRENCE CONSULTING GROUP, INC.
                             STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


                                    REVENUES

                                                          UNAUDITED


CONSULTING INCOME                                          $ 1,000
INTEREST INCOME                                                115
                                                               ---

TOTAL REVENUES                                             $ 1,115
                                                            ------


                                    EXPENSES

PROFESSIONAL FEES                                           $1,200
LEGAL FEES                                                     325
OFFICE AND ADMINISTRATIVE                                      130
                                                               ---

TOTAL EXPENSES                                               1,655
                                                             -----
NET LOSS FOR THE PERIOD                                      (540)
                                                             =====



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        LAWRENCE CONSULTING GROUP, INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004




                                                         UNAUDITED


CASH FLOWS FROM OPERATION ACTIVITIES                       (540)
NET LOSS


NET DECREASE INE IN NOTE RECEIVABLE                      25,000
NET DECREASE IN ACCOUNTS PAYBLE                          -9,518
NET INCREASE IN REVENUES RECEIVABLE                      -1,000
NET INCREASE IN PAID IN CAPITAL                          50,895
NET INCREASE IN CAPITAL STOCK                                 5
                                                      ----------

NET INCREASE IN CASH                                     64,842

CASH-BEGINNING OF PERIOD                                    942
                                                            ---

CASH-END OF PERIOD                                    $  65,784
                                                       ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         LAWRENCE CONSULTING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


1) THE CORPORATION WAS INCORPORATED ON JANUARY 14, 2004. IN THE STATE OF DELAWARE, UNDER THE GENERAL CORPORATION LAW OF THE STATE OF DELAWARE.

2) THE CORPORATION IS A START-UP ENTITY, WHOSE ACTIVITY INCLUDES THE ISSUANCE OF COMMON STOCK. IN AUGUST 2004 THE COMPANY ENTERED INTO ITS FIRST TWO CONSULTING AGREEMENTS.

3) THE CORPORATION ALSO HAS OUTSTANDING WARRANTS TO PURCHASE AN AGGREGATE OF 800,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $0.12 PER SHARE. THE WARRANTS EXPIRE JANUARY 16, 2014.



THESE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

 Item 2.  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

     The Company was incorporated on January 14, 2004. In January 2004 the Company sold 200,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock at an exercise price of $0.12 per share to its founders for total consideration of $1,000. In March 2004 the Company sold 25,000 shares of Common Stock to one shareholder in exchange for a $25,000 note (the "Note") (The Note was subsequentially paid.) In August 2004, the Company sold 50,900 shares of Common Stock for $50,900 pursuant to a private placement which was reviewed by the State of Nevada. In August 2004 the Company entered into its first two consulting agreements. The Company became a reporting company under the Securities Exchange Act of 1934, as amended on November 23, 2004.

     As of September 30, 2004, the Company had generated only $1,115 of revenues and had cash on hand of $65,784. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

     The failure of the Company to obtain additional financing during the next twelve months or to find a suitable company with greater resources than it with which to merge in the next twelve months could have a material adverse effect on the Company and its business and prospects.


Risk Factors and Forward Looking Statements

The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

     For  other  risk  factors   relating  to  the  Company  see  the  Company's
Registration Statement on Form 10SB filed with the Securities and Exchange Commission on September 24, 2004.


Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective, for a company of this size, to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     In January 2004 the Company sold 200,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock at an exercise price of $0.12 per share to its founders for a total consideration of $1,000. In March 2004, the Company sold 25,000 shares of Common Stock to one shareholder in exchange for a $25,000 note. All of such sales were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     In August 2004 the Company sold 50,900 shares of its Common Stock for $50,900. All of such sales were made in reliance upon an exemption from registration provided under Section 3(b) of the Act.

There were no repurchases of securities by the Company.


Item 3.  Defaults upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K:

(a)  Exhibits:

          31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 Sarbanes- Oxley Act of 2002


          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002




(b)  Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  LAWRENCE CONSULTING GROUP, INC.


                  /s/ Dov Perlysky
                ---------------------------------------------------------
                      Dov Perlysky
                      Chief Executive Officer and Chief Financial Officer


Dated:  January 5, 2005

EXHIBIT 31.1
                                  CERTIFICATION

I, Dov Perlysky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lawrence Consulting Group, Inc. ("Lawrence Consulting Group");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Lawrence Consulting Group as of and for, the periods presented in this quarterly report;

4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Lawrence Consulting Group and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to Lawrence Consulting Group, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of Lawrence Consulting Group's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Lawrence Consulting Group's other certifying officers and I have disclosed, based on our most recent evaluation, to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect Lawrence Consulting Group's ability to record, process, summarize and report financial data and have identified for Lawrence Consulting Group's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Lawrence Consulting Group's internal controls; and

6. Lawrence Consulting Group's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 5, 2005


/s/ Dov Perlysky
--------------------------------
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                         LAWRENCE CONSULTING GROUP, INC.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lawrence Consulting Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Dov Perlysky
----------------------------------
Dov Perlysky
Chief Executive Officer and Chief Financial Officer
January 5, 2005