Form 10QSB
period 2004-12-31
LAWRENCE CONSULTING GROUP INC
filed 2005-02-14
CIK 1304161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

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

                          516/633-0924
                   (Issuer's telephone number)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|


     The number of shares outstanding of the registrant's class of Common Stock as of January 31, 2005 was 275,900. The Company held no shares in treasury

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED DECEMBER 31, 2004


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

       Statement of Financial Condition as December
       31, 2004 and June 30, 2004                                        1

       Statement of Operations for the three
       and six months ended December 31, 2004                            2

       Statement of Cash Flows for the six
       months ended December 31, 2004                                    3

       Notes to Financial Statements                                     4

Item 2 - Management's Discussion and Analysis or Plan of Operation       5

Item 3 - Controls and Procedures                                         7

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               8

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds    8

Item 3 - Defaults upon Senior Securities                                 8

Item 4 - Submission of Matters to a Vote of Security Holders             8

Item 5 - Other Information                                               8

Item 6 - Exhibits and Reports on Form 8-K                                9

        Signatures                                                      12

                       PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LAWERENCE CONSULTING GROUP, INC.
                  STATEMENT OF FINANCIAL CONDITION




                            ASSETS


                                          December 31, 2004      June 30, 2004
                                             (unaudited)            (audited)

CASH IN BANK                                    $55,894                 $942
NOTE RECEIVALVE                                       0               25,000
ACCRUED INCOME RECEIVABLE                         2,000                    0
ORGANIZATION COSTS                                7,661                7,661

TOTAL ASSETS                                    $65,555              $33,603



                    LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED LIABILITIES                              $4,800              $10,717

STOCKHOLDERS' EQUITY COMMON STOCK $.0001 PAR VALUE,
AUTHORIZED 10,000,000 SHARES,
ISSUED AND OUTSTANDING 225,000 SHARES                                     23

ISSUED AND OUTSTANDING 275,900 SHARES              28

PREFERED STOCK $.0001 PAR VALUE,
AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             0                    0

ADDITIONAL PAID IN CAPITAL                      76,872               25,977

RETAINED EARNINGS (DEFICIT)                    -16,145               -3,114

TOTAL STOCKHOLDERS' EQUITY                      60,755               22,886

TOTAL LIABILITIES AND                          $65,555              $33,603
STOCKHOLDERS' EQUITY

       The accompanying notes are an integral part of this statement.

                             LAWERENCE CONSULTING GROUP, INC.
                                  STATEMENT OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004
                                       (unaudited)






                                     Six Months Ended        Three Months Ended
                                     December 31, 2004        December 31, 2004

REVENUES
CONSULTING INCOME                          $4,000                     $3,000
OTHER INCOME                                   15                       -100

TOTAL REVENUES                              4,015                      2,900




EXPENSES
PROFESSIONAL AND LEGAL                     14,121                     12,596
FILING RELATED COSTS                        1,822                      1,822
OTHER COSTS                                 1,103                        973

TOTAL EXPENSES                             17,046                     15,391

NET LOSS FOR THE PERIOD                  ($13,031)                  ($12,491)






            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     LAWERENCE CONSULTING GROUP, INC.
                          STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                              (unaudited)





CASH FLOWS FROM OPERATING ACTIVIES

NET LOSS FOR THE PERIOD                                       ($13,031)
INCREASE IN CAPITAL STOCK                                            5
INCREASE IN CAPITAL PAID IN EXCESS OF PAR                       50,896
DECREASE IN ACCOUNTS PAYABLE                                    -5,918
INCREASE IN ACCRUED INCOME RECEIVABLE                            -2000
DECREASE IN NOTES RECEIVABLE                                    25,000

NET INCREASE IN CASH                                            54,952

CASH-BEGINNING OF PERIOD                                           942

CASH-END OF PERIOD                                             $55,894














             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               LAWRENCE CONSULTING GROUP, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                   AS OF DECEMBER 31, 2004




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









             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

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

     As of December 31, 2004, the Company had generated only $4,000 of revenues and had cash on hand of $55,894. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

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



Item 3.  Controls and Procedures


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

None


Item 3.  Defaults upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K:

(a)  Exhibits:

     31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

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

          a.Designed such disclosure controls and procedures to ensure that material information relating to Lawrence Consulting Group, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.Evaluated  the   effectiveness   of  Lawrence   Consulting   Group's
     disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");


          c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          d. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 14, 2005


/s/Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    LAWRENCE CONSULTING GROUP, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Lawrence  Consulting Group,
     Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

February 14, 2005

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LAWRENCE CONSULTING GROUP, INC.


                         /s/ Dov Perlysky
                            --------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer
Dated:  February 14, 2005