Form 10QSB
period 2005-04-30
LAWRENCE CONSULTING GROUP INC
filed 2005-05-12
CIK 1304161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

                |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005


                |_| TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from _____  to ______

                               Commission File No. 000-50956

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


                          516/633-0924
                   (Issuer's telephone number)



The number of shares outstanding of the registrant's class of Common Stock as of April 30, 2005 was 275,900. The Company held no shares in treasury

                         LAWRENCE CONSULTING GROUP, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005


TABLE OF CONTENTS

                                                                         Page
                                                                        Numbers
PART I -FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

        Statement of Financial Condition as
        March 31, 2005 and June 30, 2004                                   1

        Statement of Operations for the three
        and nine months ended March 31, 2005                               2

        Statement of Cash Flows for the nine
        months ended March 31, 2005                                        3

        Notes to Financial Statements                                      4

Item 2 - Management's Discussion and
         Analysis or Plan of Operation                                     5

Item 3 - Controls and Procedures                                           7

PART II -OTHER INFORMATION

Item 1 - Legal Proceedings                                                 7

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      7

Item 3 - Defaults upon Senior Securities                                   7

Item 4 - Submission of Matters to a Vote of Security Holders               7

Item 5 - Other Information                                                 7

Item 6 - Exhibits and Reports on Form 8-K                                  8

         Signatures                                                        9

                      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                  LAWERENCE CONSULTING GROUP, INC.
                  STATEMENT OF FINANCIAL CONDITION


                        ASSETS

                                         MARCH 31, 2005        June 30, 2004
                                          (unaudited)            (audited)

CASH IN BANK                               $ 45,084             $    942
NOTE RECEIVALVE                                   0               25,000
ACCRUED INCOME RECEIVABLE                     2,500                    0
ORGANIZATION COSTS                            7,661                7,661
                                           ---------            ---------
TOTAL ASSETS                               $ 55,245             $ 33,603
                                          ---------             ---------
                                          ---------             ---------


                       LIABILITIES AND STOCKHOLDERS' EQUITY


ACCRUED LIABILITIES                        $  5,842             $ 10,717
                                           ---------            ---------



STOCKHOLDERS' EQUITY COMMON STOCK
$.0001 PAR VALUE, AUTHORIZED
10,000,000 SHARES, ISSUED AND
OUTSTANDING 225,000 SHARES                                            23

ISSUED AND OUTSTANDING 275,900 SHARES           28

PREFERED STOCK $.0001 PAR VALUE,
AUTHORIZED 2,000,000 SHARES, ISSUED-NONE          0                    0

ADDITIONAL PAID IN CAPITAL                    76,872               25,977

RETAINED EARNINGS (DEFICIT)                  -27,497               -3,114
                                            --------              --------
TOTAL STOCKHOLDERS' EQUITY                    49,403               22,886
                                           ---------              --------

TOTAL LIABILITIES AND                      $55,245                $33,603
STOCKHOLDERS' EQUITY





                    The accompanying notes are an
                   integral part of this statement.

                        LAWERENCE CONSULTING GROUP, INC.
                             STATEMENT OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005
                                   (unaudited)






                                   Nine Months Ended    Three Months Ended
                                    MARCH 31, 2005         MARCH 31, 2005


REVENUES
CONSULTING INCOME                       $8,500                  $4,500
OTHER INCOME                                15                       0
                                        -------                  -------

TOTAL REVENUES                           8,515                   4,500




EXPENSES
PROFESSIONAL AND LEGAL                  22,813                   8,692
FILING RELATED COSTS                     8,669                   6,847
OTHER COSTS                              1,415                     312
                                        -------                 -------

TOTAL EXPENSES                          32,897                  15,851
                                        -------                 -------


NET LOSS FOR THE PERIOD                ($24,382)               ($11,351)










         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        LAWERENCE CONSULTING GROUP, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (unaudited)





CASH FLOWS FROM OPERATING ACTIVIES

NET LOSS FOR THE PERIOD                         ($24,382)


INCREASE IN CAPITAL STOCK                              5
INCREASE IN CAPITAL PAID IN EXCESS OF PAR         50,896
DECREASE IN ACCOUNTS PAYABLE                      -4,877
INCREASE IN ACCRUED INCOME RECEIVABLE             -2,500
DECREASE IN NOTES RECEIVABLE                      25,000
                                                ---------

NET INCREASE IN CASH                              44,142


CASH-BEGINNING OF PERIOD                             942
                                                ---------

CASH-END OF PERIOD                               $45,084
                                                ---------
                                                ---------

















         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         LAWRENCE CONSULTING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005




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












         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

 Item 2.  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

     The Company was incorporated on January 14, 2004. In January 2004 the Company sold 200,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock at an exercise price of $0.12 per share to its founders for total consideration of $1,000. In March 2004 the Company sold 25,000 shares of Common Stock to one shareholder in exchange for a $25,000 note (the "Note") (The Note was subsequentially paid.) In August 2004, the Company sold 50,900 shares of Common Stock for $50,900 pursuant to a private placement which was reviewed by the State of Nevada. In August 2004 the Company entered into its first two consulting agreements. The Company became a reporting company under the Securities Exchange Act of 1934, as amended, on November 23, 2004.

     As of March 31, 2005, the Company had generated only $8,500 of revenues and had cash on hand of $45,084. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

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

     4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Lawrence Consulting Group and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to Lawrence Consulting Group, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliablility of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Lawrence Consulting Group's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     d.  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2005


/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                         LAWRENCE CONSULTING GROUP, INC.

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Lawrence Consulting Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

May 12, 2005





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LAWRENCE CONSULTING GROUP, INC.


                        /s/ Dov Perlysky
                          ----------------------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer
Dated:  May 12, 2005