Form 10KSB
period 2005-06-30
LAWRENCE CONSULTING GROUP INC
filed 2005-09-28
CIK 1304161

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB
                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-50956

                         LAWRENCE CONSULTING GROUP, INC.
                  (Exact Name of Company as Specified in Its Charter)

                            Delaware 20-0653570
                 (State or Other Jurisdiction of (I.R.S. Employer
                Incorporation or Organization) Identification No.)

                  2 Lakeside Drive West, Lawrence, New York 11559
                 (Address of Principal Executive Offices) (Zip Code)

                      Company's telephone number: (516) 633-0924

Securities registered pursuant to Section 12(b) of the Act: None

     Securities  registered  pursuant to Section 12(g) of the Act:
     Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Yes    [X]      No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act [X]

     The Company had total revenues of $13,315 for the fiscal year ended June 30, 2005. As of September 20, 2005, the Company had 275,900 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [  ]   No  [X]

ITEM 1.  DESCRIPTION OF BUSINESS


OUR COMPANY

     Lawrence Consulting Group, ("we" or "LCG"), is a professional services firm which delivers consulting services to companies to help them provide business solutions for interacting with their customers. We provide sales, marketing, customer, manufacturing, finance, and information technology across a number of industry sectors. We work with companies to develop business and information technology strategies, technology solutions and integrated marketing programs, to maximize the relationship between supply and customer demand, and ultimately, to help our customers improve business performance. As of August 31, 2005, LCG had consulting agreements with three customers.

     We may seek acquisitions or mergers with other entities in our current area of business which are intended to enhance our value. In the event we are unable to identify suitable acquisition or merger candidates, we may elect to acquire or merge with an entity in a related or unrelated field.

INDUSTRY BACKGROUND

     The adoption of recent technologies, including the Internet, has changed the way organizations do business. The Internet has grown from an information delivery system to an interactive platform through which companies are restructuring the way they market and sell products and services and manage their operations. In addition, the Internet economy has exponentially increased the number and variety of delivery channels through which companies can interface with customers. By integrating the Internet and other related emerging technologies, organizations have a greater opportunity to reduce operating costs, reduce product and marketing cycle times, create and strengthen customer relationships and business alliances, and improve and accelerate communication and the flow of information, both internally and externally.

     Companies have adopted these new technologies as integral vehicles for creating new business models, conducting both business-to-consumer and business-to-business transactions, and extending their customer reach and global presence. However, many organizations that made significant investments in building their Web presence, call centers, supply and distribution systems, and data management systems have failed to see significant return on investment. Today, companies are continuing to focus on selective initiatives that offer compelling business value. They are seeking to leverage technology investments, refine organizational support mechanisms and optimize return on investment within tight technology budgets. As a result, we believe they are seeking professional service providers who understand their strategic business needs, and can help them strategically position their technological investments to solve their business problems and improve return on investment.

     We believe technology fundamentally affects the ways a company interacts with its customers, employees, business partners, investors and competitors. Therefore, we believe that companies will continue to seek outside consultants that possess the knowledge and expertise necessary to create pragmatic business and information technology strategies, and the resources required to implement those strategies.

     LCG focuses on helping clients achieve growth by reorganizing and realizing value from their customer base.

     Business Strategy - We help clients develop business and marketing strategies that enable them to maximize business performance. Through a careful evaluation of material forces that impact an organization, we help clients strategically change their products and services, customers and material and organizational change.

     Product Strategy - We help our clients improve the performance of their products. Through a careful review and understanding of customers, competitors and evolving market dynamics we help clients maximize value from their products and customer relationships.

     Information Technology Strategy - We work with clients to determine the right information technology investments necessary to support their current and anticipated business objectives. We assist our clients to maximize return from their information technology investments.

HISTORICAL OPERATIONS

     2 LCG was organized in the State of Delaware in January 2004. Since its formation we raised an aggregate of $76,900 from the sale of our Common Stock to our founders and in connection with a private placement which closed in August 2004 (the "Private Placement"). As of August 31, 2005, LCG had entered into consulting agreements with three clients.

     We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees and entering into additional consulting agreements. The second would be through acquisitions or mergers with other entities in its or related businesses.

SELECTION OF BUSINESS OPPORTUNITIES

     We anticipate that in the event that we elect to seek a business opportunity, such as a merger or acquisition, the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help us find an acquisition candidate for the following reasons; facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the consulting industry and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     We will have limited capital with which to provide the owners of business entities with any cash or other assets which may be attractive. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations; if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company after the business combination; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     We may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     With respect to negotiations with a target company, management expects to focus on the percentage of the company which target company shareholders would acquire in exchange for their shareholdings in the target company. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

     We intend to develop a marketing team which we believe will be crucial to our future growth and success. The marketing team would be engaged full-time to develop our brand and image recognition. We have a web site and intend to participate in executive seminars, trade shows and market research. In addition, we intend to make presentations at seminars to improve our visibility.

CONSULTING AGREEMENTS

     As of the date hereof, we have entered into consulting agreements with three clients. One consulting agreement provides that we will assist our client in developing business and marketing strategies to maximize value from its products and improve performance of its products. This consulting agreement, which has a term of one year with options to renew, provides for a monthly retainer of $1,000 plus $150 for each hour of services provided (in excess of five per month). The second consulting agreement provides that we will assist our client in determining its technology investments, in order to maximize its return on these investments. This consulting agreement, which has a one-year term with options to renew, provides for a fee of $200 per each hour of consulting services provided by LCG to the client. Each of these two consulting agreements have been renewed on the same terms as before for an additional year.

     In May 2005 we entered into a consulting agreement with The Gorlin Companies. Under this agreement we assist our client and its portfolio companies in the evaluation of the use of technology by biotechnology companies. This agreement, which has a term of one year with options to renew, provides that LCG will be paid a monthly retainer of $800 plus $200 per hour for each hour of consulting services in excess of five (5) hours per month provided to this client.

EMPLOYEES

     We currently employ one person, our President, Secretary and Treasurer who devotes only a portion of his business time to the affairs of LCG.

     We intend to recruit qualified professionals from other consulting organizations, industry and from universities. We intend to use internal and external recruiting resources, employee referrals and the Internet to attract new professionals. We may also seek to acquire other businesses and to retain qualified professionals from such businesses.

COMPETITION

     The professional services consulting marketplace is highly competitive. Many of our competitors are much larger than us and have far greater resources than us and have been in business for a longer period than we have.

     The market for our services is subject to rapid change and increased competition from large existing companies, new entrants, and internal management and information technology groups. However, we believe the market will continue to offer significant opportunity for multiple companies due to the ever-increasing use of the Internet and other new technologies.

RISK FACTORS

     The following factors should be considered carefully in evaluating LCG and its business. Additional risks and uncertainties not presently known to us may also effect our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

         We Are Recently Formed.

     LCG was incorporated on January 14, 2004. In August 2004, we completed the Private Placement and to date we have entered into consulting agreements with three clients.

         We have Limited Operating History and Revenue and Only Minimal Assets.

     We have a limited operating history and revenues and no earnings from operations to date. We have no significant assets or financial resources, except for the funds raised in the Private Placement and funds contributed by our founders. No assurance can be given that we will be able to develop our business or find a suitable merger or acquisition candidates.

     Our failure to meet client expectations could result in losses and negative publicity.

     We will create, implement and maintain business solutions and other applications that are often critical to our clients' businesses. Errors in the development, deployment and execution of our solutions or failure to meet clients' expectations could result in:

       Delayed or lost revenue to adverse client reaction;

       Requirements to provide additional services to a client at no charge;

       Negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

       Claims  for  substantial   damages  against  us,   regardless  of  our
       responsibility for such failure.

        We depend on our senior management team, and the loss of any member may adversely affect our business.

     We believe that our success will depend on the continued employment of Mr. Perlysky, our sole officer and director. We will also need to hire additional members of senior management. This dependence is particularly important to our business since personal relationships are a critical element of obtaining and maintain client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons may be difficult to replace and our business could be seriously harmed. Accordingly our inability to hire any members of senior management, or the loss of one or more members of our senior management team, could impact our future revenue. In addition, if any of these key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients could not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

     We must recruit and retain qualified professionals to succeed in our labor-intensive business.

     Our future success will depend in large part on our ability to recruit and retain qualified managers, business strategists, and other technical personnel, and sales and marketing professionals. Qualified professionals are in demand and are likely to remain a limited resource in the foreseeable future. Any inability to recruit and retain a sufficient number of qualified employees could hinder the growth of our business.

     Potential future acquisitions could be difficult to integrate and could therefore, adversely affect our operating results.


     One of our strategies for growth is the acquisition of businesses. Currently, we do not have any acquisitions pending. We may not be able to find and consummate acquisitions on terms and conditions reasonably acceptable to us. The acquisitions we do undertake may involve a number of special risks, including:

o        Diversion of management's attention;

o        Potential failure to retain key acquired personnel

o        Assumptions of unanticipated legal liabilities and other problems

o        Difficulties integrating systems, operations and cultures; and

o        Amortization of acquired intangible assets.

     Our failure to successfully manage future acquisitions could seriously harm our operating results. It is anticipated that acquisitions will be funded through a combination of cash from operations or from debt or equity financings and/or by the issuance of our Common Stock directly to the acquired entity or its shareholders.

     We may not be able to protect our confidential information and proprietary rights.

     While we currently intend to require our employees to execute confidentiality agreements, we cannot assure that this will be adequate to deter misappropriation of our confidential information and internet commerce model. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trademarks or other proprietary information, our business could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

     Our business will be harmed if the growth of commerce on the Internet is slower than expected.

     If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be harmed. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and operating improvements. Factors which may affect Internet usage or electronic commerce adoption include:

o        Actual or perceived lack of security of information;

o        Lack of access and ease of use;

o        Congestion of Internet traffic or other usage delays;

o        Inconsistent quality of service;

o        Increases in access costs to the Internet;

o        Excessive government regulation;

o        Uncertainty regarding intellectual property ownership;

o        Reluctance to adopt new business methods;

o        Costs associated with the obsolescence of existing infrastructure; and

o        Economic viability of the Internet commerce model.

         Competition could result in price reductions, reduced profitability and loss of market share.

         Competition in the professional marketplace is strong.

     The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants, and internal management and information technology groups.

     Our business will be negatively affected if we do not keep pace with the latest technological changes and client preferences.

     Our market and the leading technologies used by our clients are characterized by rapid technological change. If we are unable to respond successfully to these technological developments or do not respond in a timely or cost-effective way, our business and operating results will be seriously harmed. In addition, we must recruit and retain professionals who are familiar with technological advances and developments so that they can fulfill the needs of our clients.

         Current Management Devotes Limited Time to Company.

     Management anticipates devoting only part of its time to the business of the Company. The Company's only officer is Dov Perlysky, President, Secretary and Treasurer. Mr. Perlysky has a written employment agreement with the Company but will not receive any compensation thereunder until annualized revenue of LCG exceeds $500,000, on a quarterly basis. The Company has not obtained key man life insurance on Mr. Perlysky. Notwithstanding the limited time commitment of management, loss of the services of Mr. Perlysky would adversely affect development of the Company's business.

     Our Sole Officer and Director will continue to have substantial control over the Company after the Offering.

     Our sole officer and director indirectly owns 120,000 shares of Common Stock, which represents 43.5% of the outstanding LCG Common Stock. Consequently, he may be able to control the direction of LCG. Mr. Perlysky also indirectly owns 480,000 warrants to purchase LCG Common Stock at an exercise price of $0.12 per share. Mr. Perlysky as well as certain of our other shareholders of the Company have agreed to escrow their shares until the earlier of (i) September 1, 2007 or (ii) the date on which the closing price of the shares of LCG Common Stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days. While in escrow the holders of the shares will be able to vote such shares but may not sell them.

         Reporting requirements may delay or preclude acquisition.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Our officers and directors have limited liability and have indemnity rights which may discourage stockholders from bringing an action against them.

     Our Certificate of Incorporation provides that we will indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer's or director's respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. LCG's Certificate of Incorporation also provides for the indemnification by it of its officers and directors against any losses or liabilities incurred as a result of the manner in which the officers and directors operate LCG's business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of LCG and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. The existence of these provisions may discourage holders of LCG Common Stock from bringing an action against management because LCG may be responsible for paying all costs associated therewith, which could negatively impact the value of the LCG Common Stock.

     We have no intention of paying dividends on our Common Stock in the near future and holders of LCG Common Stock will have to rely on the appreciation thereof to realize any monies from holding these securities. We have not paid any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. Management of LCG cannot assure you that we will ever pay cash dividends. Accordingly, holders of our Common Stock will have to rely on the appreciation thereof to realize any monies from holding these securities.


ITEM 2.  DESCRIPTION OF PROPERTIES


     LCG has no properties and at this time has no agreements to acquire any properties. LCG currently uses its management's office space, located at 2 Lakeside Drive West, Lawrence, New York, 11559, at no cost to LCG. LCG's management has agreed to continue this arrangement until such time as LCG requires larger space. Management believes that office space will be available at reasonable rents when such space is needed.


ITEM 3.  LEGAL PROCEEDINGS


     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


     As of the date hereof, none of LCG's securities are traded on any public market. We intend to explore the possibility of causing the Common Stock to be admitted for quotation on the Over the Counter Electronic Bulletin Board (the "OTCBB"); however, the management of LCG cannot assure you that it will pursue such course of action, that it will identify a broker to sponsor such listing, that the common stock will be admitted for trading or if admitted for trading that a liquid market for the securities ever will develop.

     As of September 20, 2005, there were approximately 70 holders of record of LCG's common stock.

     We currently intend to retain all available earnings, if any, generated by our operations. Accordingly, we do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of dividends will be in the discretion of our Board of Directors and will be dependent upon LCG's results of operations, financial condition and other factors deemed relevant by our Board.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     LCG was formed on January 14, 2004 as a Delaware corporation. As of June 30, 2005, LCG had net working capital of approximately $44,800. For the year ended June 30, 2005 we had revenues of $13,315 as compared to zero revenues for the period from inception to June 30, 2004. Such revenue was derived from our three consulting agreements. Expenses for the year ended June 30, 2005 were $34,667, as compared to $10,775 for the period from inception to June 30, 2004. The increase in expenses is primarily attributable to increased legal and accounting expenses. For the year ended June 30, 2005, our net loss from operations was $(21,352), as compared to a net loss from operations of $(10,775), for the period from inception to June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, we have funded our operations from the sale of common stock to our founders and in connection with the Private Placement. In addition, our principal stockholder has agreed to lend the Company up to $25,000. We anticipate that as we expand additional funds will be required.

     We may seek to borrow funds from banks or other lending institutions although we currently ha no commitments for any such borrowings and no assurance can be given that any such commitments will be obtained on terms acceptable to us.

     In addition we may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

ITEM 7.  FINANCIAL STATEMENTS

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Silverstein & Weiss ("S&W") previously audited our financial statements for the period ended June 30, 2004. S&W's report for this period did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change auditors was approved by our sole Director and was made because S&W was not registered with the Public Company Accounting Oversight Board ("PCAOB") and thus cannot act as an auditor of a public company. S&W resigned because it was not registered with the PCAOB. Such resignation was effective on August 25, 2005. On August 25, 2005, we appointed Raich Ende Malter & Co., LLP ("Raich Ende") to serve as our new independent auditor.

     In connection with the audit of the period from January 14, 2004 (inception) to June 30, 2004 and the quarterly reports subsequent thereto and prior to the resignation of S&W, there were no disagreements or reportable events between us and S&W on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of S&W, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

ITEM 8A.  CONTROLS AND PROCEDURES


     The Company's management, with the participation of its Principal Executive Officer (who is also its Principal Financial and Accounting Officer), has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


ITEM 8B.  OTHER INFORMATION


         None



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


     The following table lists, as of September 20, 2005, LCG's directors, executive officers and key employees, as well as promoters and control persons of LCG:

NAME              AGE               TITLE

Dov Perlysky      42                President, Treasurer, Secretary & Director


     Dov Perlysky has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a Vice President in the Private Client Group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Management of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund.

     Krovim LLC ("Krovim") owns 120,000 shares of our Common Stock which represents 43.5% of the outstanding Common Stock. In addition, Krovim owns warrants to purchase an additional 480,000 shares of Common Stock at an exercise price of $.12 per share. As such, Krovim may be deemed a control person of LCG. The manager of Krovim is Nesher LLC and Nesher's manager is Mr. Perlysky.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

     Mr. Perlysky engages in other business activities. Accordingly, he does not devote his entire efforts or time to the affairs of LCG.

COMMITTEES OF THE BOARD

     The Board does not have an audit, nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

     We expect that at such time as the business grows we will formulate appropriate committees of the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

     LGC has not adopted a code of ethics. Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently believes that, due to the fact that we only have one part-time employee such a Code of Ethics is unnecessary at this time.


ITEM 10.  EXECUTIVE COMPENSATION


     To date no compensation has been paid to Mr. Perlysky. In August 2004, Mr. Perlysky entered into an employment agreement (the "Perlysky Agreement") with LCG. This agreement has an initial term of three years and provides that Mr. Perlysky will receive compensation of $50,000 per annum once LCG's annualized revenues exceed $500,000 on a quarterly basis. The Perlysky Agreement does not require Mr. Perlysky to devote his full time and effort to our business.

COMPENSATION OF DIRECTORS

     Directors do not receive any direct or indirect compensation for serving in such capacity. We will reimburse directors for all reasonable costs and expenses incurred in connection with attending or participating in meetings of the Board.

EMPLOYMENT AGREEMENTS

     Other than the Perlysky Agreement, we are not party to any employment agreements with management.

STOCK BASED COMPENSATION

     We do not have a stock option or compensation plan and has never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of September 20, 2005, regarding the beneficial ownership of common stock by (1) each director and officer of LCG; (2) each person or group known by LCG to beneficially own 5% or more of the outstanding shares of common stock; and (3) all executive officers and directors of LCG as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

NAME AND ADDRESS                AMOUNT OF                          PERCENTAGE OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP (1)                 OUTSTANDING
                                                                SHARES OWNED (2)
-------------------------  ---------------------               ----------------
Krovim LLC                    120,000 shares (3)                          43.5%
Nesher LLC, Manager
Dov Perlysky4, Manager
2 Lakeside Drive West
Lawrence, New York 11559

Alison Bell                    27,400 shares (3)                           9.9%
1035 Fifth Avenue
New York, New York 10028

Pamela Turkel                  20,000 shares (3)                           7.2%
440 East 23rd Street
New York, New York 10010

Pamela Katz                    24,400 shares (3)                           8.8%
One Leeds Drive
Port Washington, New York 11050

Rosalind Davidowitz            52,000 shares                               18.8%
7 Sutton Place South
Lawrence, New York 11556

All officers and directors
as a group (1 person)         120,000 shares (3), (4), (5)                43.5%

     -----------

(1) The shares set forth in this chart are being held in escrow pursuant to an agreement among these Shareholders. Such shares shall be released from escrow upon the occurrence of certain events.

(2)  Based on a total of 275,900 shares outstanding as of September 20, 2005.

(3) Does not include warrants to purchase 480,000, 109,600, 80,000 and 97,600 shares of common stock beneficially owned by Krovim LLC, Mrs. Bell, Mrs. Turkel and Mrs. Katz, respectively, each at an exercise price of $.12 per share.

(4)  Dov Perlysky is the managing member of the manager of Krovim LLC.

(5) All of such shares are owned by Krovim LLC. Mr. Perlysky is the managing member of the manager of Krovim LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has issued 120,000 shares of its Common Stock and warrants to purchase an additional 480,000 shares of Common Stock at $.12 per share to Krovim LLC in exchange for an aggregate of $600. In addition Krovim has agreed to loan the Company up to $25,000, which loan will bear interest at the rate of prime plus 2% per annum. No such loans are currently outstanding. Mr. Perlysky is the manager of Nesher LLC, which is the manager of Krovim LLC.

     On August 20, 2004, the Company entered into a one year consulting agreement with Rivkalex Corp. to assist Rivkalex Corp. to determine the necessary technology investments in order to maximize its return on those investments. The Company is paid at the rate of $200 per hour for such consulting services. The term of agreement has been extended to August 20, 2006. Rosalind Davidowitz is the sole owner of Rivkalex Corp.


ITEM 13.  EXHIBITS


DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
-------
3.1      Certificate of Incorporation of LCG*
3.2      Bylaws of LCG*
4.1      Form of Warrant*
10.1     Consulting Agreement between LCG and Chocolate Printing Company, Inc.*
10.2     Consulting Agreement between LCG and Rivkalex Corp.*
10.3     Employment Agreement between LCG and Dov Perlysky*
10.4     Consulting Agreement between LCG and The Gorlin Companies
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002


* previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

     The following table sets forth fees billed to us during the fiscal year ended June 30, 2005 and for the period from inception to June 30, 2004 by our independent auditors:

                                     June 30, 2005          June 30, 2004
                                   -----------------       ----------------
(i)      Audit Fees                 $   5,856                 $        0
(ii)     Audit Related Fees         $       0                 $        0
(iii)    Tax Fees                   $       0                 $        0
(iv)     All Other Fees             $       0                 $        0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There was no such services provided in fiscal 2005 or 2004.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

     Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     LCG's policy is that the LCG's auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of our outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.

     LCG currently does not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 28, 2005
                          LAWRENCE CONSULTING GROUP, INC.

                      /s/ Dov Perlysky
                          Dov Perlysky
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                                        Date
/s/ Dov Perlysky   Chief Executive Officer,
Dov Perlysky       Chief Financial Officer and Director      September 28, 2005





EXHIBIT 31.1
              CERTIFICATION

I, Dov Perlysky, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Lawrence Consulting Group, Inc. ("Lawrence Consulting Group");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Lawrence Consulting Group as of and for, the periods presented in this annual report;

     4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Lawrence Consulting Group and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to Lawrence Consulting Group, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Lawrence Consulting Group's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     d. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Lawrence Consulting Group's other certifying officers and I have disclosed, based on our most recent evaluation, to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect Lawrence Consulting Group's ability to record, process, summarize and report financial data and have identified for Lawrence Consulting Group's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Lawrence Consulting Group's internal controls; and

     6. Lawrence Consulting Group's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 28, 2005


/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                       LAWRENCE CONSULTING GROUP, INC.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Lawrence Consulting Group, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

September 28, 2005

              LAWRENCE CONSULTING GROUP, INC. FINANCIAL STATEMENTS


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of
Lawrence Consulting Group, Inc.
Lawrence, NY  11559

     We have  audited the  accompanying  balance  sheets of Lawrence  Consulting
Group, Inc. as of June 30, 2004 and 2005, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from January 14, 2004 (inception) through June 30, 2004 and the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrence Consulting Group, Inc. Corp. as of June 30, 2004 and 2005, and the results of its operations and its cash flows for the periods from January 14, 2004 (inception) through June 30, 2004 and the year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note I, the Company has restated its financial statements as of June 30, 2004 and for the period from January 14, 2004 through June 30,2004.



/s/ Raich Ende Malter & Co. LLP
    East Meadow, New York
    September 28, 2005

                          Lawrence Consulting Group, Inc.
                                 Balance Sheets


                                                     As of June 30,
                                                   ------------------

                                                2004                  2005
                                             (RESTATED)
                                            -------------        -------------

 ASSETS

CURRENT ASSETS

   CASH                                         $   942             $ 46,423
   ACCOUNTS RECEIVABLE                                                 2,800
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                                942               49,223
                                             ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 10,717             $  4,450
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 225,000
 SHARES as of June 30, 2004
 AND 275,900 SHARES as of June 30, 2005              23                   28

 ADDITIONAL PAID IN CAPITAL                      25,977               76,872

 COMMON STOCK SUBSCRIPTION RECEIVABLE           (25,000)

 ACCUMULATED DEFICIT                            (10,775)             (32,127)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (9,775)              44,773
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   942             $ 49,223
  (DEFICIENCY)                               ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                            Statements of Operations




                           For the period from                  For the
                        January 14, 2004 (inception)         Year Period Ended
                           through  June 30, 2004              June 30, 2005
                               (RESTATED)
                          -----------------------------------------------------

REVENUES:
 CONSULTING INCOME                                                $   13,300
 INTEREST INCOME                      $         0                         15
                                     -----------------         ---------------
TOTAL REVENUES
                                                0                      13,315


GENERAL & ADMINISTRATIVE EXPENSES          10,775                      34,667
                                     -----------------         ----------------

NET LOSS                            $     (10,775)                $   (21,352)
                                     -----------------         ----------------
                                     -----------------         ----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $       (0.05)                 $    (0.08)
                                     -----------------         ----------------
                                     -----------------         ----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED       222,904                     267,254
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                  Lawrence Consulting Group, Inc.
         Statements of Changes in Stockholders' Equity (Deficiency)
                          For the period from
               January 14, 2004 (inception) through June 30, 2004
                    and for the year ended June 30, 2005


                                                                                      COMMON
                                                                      ADDITIONAL      STOCK                               TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN      SUBSCRIPTION       ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL      RECEIVABLE            DEFICIT         EQUITY
                                                                                                                       (DEFICIENCY)
                     --------          -------    --------------      -----------    ---------------      ----------    -----------
                   Shares Amount      Shares Amount  Shares
                     ---  ------     ------  ------  ------

BALANCE-
January 14, 2004      -   $-            -    $-       -                     $-             $-                 $-             $-

ISSUANCE OF COMMON
STOCK TO FOUNDERS                 1,000,000  100                           900                                            1,000


RECAPITALIZATION,
CONVERSION OF
80% FOUNDERS                      (800,000)  (80)    800,000                80                                                -
SHARES TO WARRANTS

ISSUANCE OF
COMMON STOCK          -   $-        25,000    3                          24,997        (25,000)                               -


NET LOSS                                                                                                  (10,775)       (10,775)

                    ----------------------------------------------------------------------------------------------------------------
BALANCE-
June 30, 2004
(Restated)           -    -       225,000   23      800,000             25,977        (25,000)           (10,775)        (9,775)

ISSUANCE
OF COMMON STOCK       -    -        50,900    5                         50,895                                            50,900

PROCEEDS FROM
COMMON STOCK
SUBSCRIPTION
RECEIVABLE                                                                              25,000                            25,000


NET LOSS                                                                                                  (21,352)       (21,352)

                      ------------------------------------------------------------------------------------------------------------
BALANCE-
June 30, 2005         -   $-      275,900   $28    800,000               $76,872           -               $(32,127)      $44,773
                    ---  ---     --------  ----   ---------             ---------       --------          ----------     ---------
                    ---  ---     --------  ----   ---------             ---------       --------          ----------     ---------








                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   Lawrence Consulting Group, Inc.
                        Statements of Cash Flow
                    For the period from January 14, 2004
                    (inception) through June 30, 2004
                   and for the year ended June 30, 2005


                                                                   For the
                                         Period from January         Year
                                         14, 2004 (inception)    ended June 30,
                                         through June 30, 2005       2005
                                            (RESTATED)
                                   --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                    $ (10,775)               $(21,352)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                                                    (2,800)
Accrued Liabilities                            10,717                  (6,267)
                                         ---------------         --------------

NET CASH USED IN OPERATING ACTIVITIES        $    (58)               $(30,419)
                                         ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock          1,000                  50,900
Proceeds from stock subscription receivable                            25,000
                                         ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       1,000                  75,900
                                        ---------------          --------------


NET INCREASE IN CASH                          $   942                $ 45,481

CASH -- beginning of period                         0                 $   942
                                        ---------------          --------------

CASH --  end of period                        $   942                $ 46,423
                                        ----------------         --------------


Supplemental disclosures of cash flow information:
Non-cash financing activities:
   Subscription receivable                   $25,000
                                       ===============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                       LAWRENCE CONSULTING GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations

     Lawrence Consulting Group, Inc. (the "Company") was organized under the laws of the State of Delaware on January 14, 2004. The Company offers consulting and business advisory services. In August 2004, the Company entered into its first two consulting agreements. In May 2005, the Company entered into its third consulting agreement. The Company's clients are currently located in New York and Florida.

         Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance.

         Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

         Revenue Recognition

     The Company's consulting agreements may require monthly fees and/or hourly fees. These fees are recognized as revenue as services are rendered.

        Accounts Receivable

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted.

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

         Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which modified the calculation of earnings per share ("EPS"). This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive and the warrants were not exercisable during the period covered by these financial statements as the Company's common stock was not trading at $1.00 per share. Accordingly, basic and dilutive loss per share are the same for the Company.

        Loss Per Share
                                Period from                    For the
                               January 14, 2004              Year Period
                               (inception) to              Ended June 30, 2005
                                June 30, 2004

        Basic                   $ (0.05)                        $ (0.08)
        Diluted                   (0.05)                          (0.08)

NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2005, the Company had a net operating loss of $32,127 available to reduce future taxable income expiring through 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of $13,493 has been fully reserved. A reconcilliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:


                             For the period
                               January 14,
                             2004 (inception)
                                through                             For the Year ended
                             June 30, 2004                            June 30, 2005
                            -----------------                      ------------------

Loss before income taxes        $10,775                                  $32,127
                               --------                                  --------
                               --------                                  --------

Computed tax benefit at
  statutory rate:

Federal                         ($3,663)      (34%)                     ($10,923)       (34%)

State                              (862)       (8%)                       (2,570)        (8%)

Net Operating Loss
Valuation reserve                4,525         42%                        13,493         42%
                                -------      ------                      --------       ------


Total tax benefit                 $ -          -%                         $  --           -%
                                -------      ------                      --------       -------
                                -------      ------                      --------       -------




NOTE C - CAPITAL TRANSACTIONS

     On January 15, 2004, the Company issued to its founders 1,000,000 shares of common stock in exchange for $1,000 (the "Equity Purchase Price") ($0.001 per share). The Company was subsequently recapitalized so that as of January 16, 2004, the Company had 200,000 shares of Common Stock and 800,000 warrants issued and outstanding. Management allocated $800 of the Equity Purchase Price to the warrants ($0.001 per warrant) and the balance to the common stock ($0.001 per share). The warrants are exercisable at $0.12 per share and expire on January 16, 2014. The warrants are not exercisable until the earlier of (i) September 1, 2007 or (ii) date on which the closing price of the shares of the Company's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.


     On March 1, 2004, 25,000 shares were sold for $1.00 per share. The Company received no cash in connection with the sale of these shares during the period from January 14, 2004 (inception) through June 30, 2004 and was issued a note receivable for $25,000, which was collected on August 20, 2004.


     On August 31, 2004, the Company completed a private placement of 50,900 shares of common stock at $1.00 per share.

     On September 24, 2004, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form 10SB. On November 23, 2004, the Company went effective as a registrant.

NOTE D - RELATED PARTY TRANSACTIONS

     During 2004 and 2005, the Company utilized the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     In March, 2004, the Company entered into an agreement with Krovim, LLC ("Krovim"), a principal shareholder of the Company, whereby Krovim agreed to lend the Company up to a maximum of $25,000 at prime plus 2% per annum. No drawdowns have been made to date and there are no formal repayment terms.

     The President of Rivkalex Corp., a client of the Company's, owns 18.8% of the Company's Common Stock.

NOTE E - LONG TERM EMPLOYMENT AGREEMENT

     On August 20, 2004, the Company entered into a three year employment agreement with its president, which shall be extended from year to year after the initial term. The president, who is also the Company's Chairman and Chief and Executive Officers, shall not be entitled to any cash compensation from the Company for his services until the Company's annualized revenues exceed $500,000 on a quarterly basis. At such time, the president shall be entitled to receive a salary of $50,000 per annum.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectable receivables.


NOTE G - MATERIAL BALANCE SHEET ACCOUNTS

     As of June 30, 2005, two of the Company's clients each accounted for approximately 36% of the Company's accounts receivable and a third client accounted for the balance. As of June 30, 2005, all of the Company's accounts payables were due to a professional services firm for bookkeeping services.

NOTE H - CHANGE OF AUDITORS

     Silverstein & Weiss (S&W") previously audited the Company's financial statements for the period ended June 30, 2004. S&W's report for this period did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change auditors was approved by the Company's sole Director and was made because S&W is not registered with the Public Company Accounting Oversight Board ("PCAOB") and thus cannot act as an auditor of a public company. S&W resigned because it was not registered with the PCAOB. Such resignation was effective August 25, 2005. On August 25, 2005, the Company appointed Raiche Ende Malter & Co., LLP ("Raiche Ende") to serve as its new independent auditor.

     In connection with the audit of the period from January 14, 2004 (inception) to June 30, 2004 and the quarterly reports subsequent thereto and prior to the resignation of S&W, there were no disagreements or reportable events between the Company and S&W on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of S&W, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS

     The Company's financial statements as of June 30, 2004 and for the period from January 14, 2004 (inception) to June 30, 2004 have been restated from prior financial statements included in the Company's Form 10SB registration statement filed with the SEC on September 24, 2004 and subsequent quarterly forms 10QSB. In the restated financial statements (i) $7,661 of organization costs originally capitalized were expensed, and (ii) a $25,000 stock subscription receivable was reclassified from a current asset to a contra-equity account.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following fiscal 2005 quarterly financial information for each of the three months periods ended September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for presentation of the results shown.





                    Quarter Ended          Quarter Ended      Quarter Ended   Quarter Ended
                    September 30, 2004    December 31, 2004   March 31, 2005   June 30, 2005    TOTAL
                     (UNAUDTED)             (UNAUDITED)        (UNAUDITED)      (UNAUDITED)   (UNAUDITED)

Revenues               $ 1,115                $ 2,900          $ 4,500           $4,800        $13,315

Net Income (loss)         (540)               (12,491)         (11,351)           3,030        (21,352)

Earnings Per Share

Basic                     $ (0)               $ (0.05)         $ (0.04)         $  0.01        $ (0.08)

Diluted                     (0)                 (0.05)           (0.04)            0.01        $ (0.08)



                                F-9
