Form 10QSB/A
period 2004-09-30
LAWRENCE CONSULTING GROUP INC
filed 2005-10-03
CIK 1304161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB/A
                     (Amendment No. 1)


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

                          516/633-0924
                   (Issuer's telephone number)






     The number of shares outstanding of the registrant's class of Common Stock as of December 31, 2004 was 275,900. The Company held no shares in treasury.

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB/A

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Explanatory Note

     This Quarterly Report on Form 10-QSB/A of Lawrence Consulting Group, Inc. (the "Company") for the three months ended September 30, 2004, contains amendments to the original Quarterly Report on Form 10-QSB filed on January 5, 2005 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three months ended September 30, 2004 and the period from January 14, 2004 (inception) to June 30, 2004. In the restated financial statements, (i) $7,661 of organizational costs originally capitalized were expensed and (ii) a $25,000 stock subscription receivable was reclassified from a current asset to a contra-equity account. This Form 10-QSB/A sets forth all information and disclosures required to be included in the original Form 10-QSB, as so amended to reflect such restatement. This Form
10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance Sheets as September 30, 2004
       (unaudited) and June 30, 2004                                     3

       Statement of Operations for the three
       months ended September 30, 2004 (unaudited)                       4

       Statement of Cash Flows for the three
       months ended September 30, 2004 (unaudited)                       5

       Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation       9

Item 3 - Controls and Procedures                                        10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                              10

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds   10

Item 3 - Defaults upon Senior Securities                                10

Item 4 - Submission of Matters to a Vote of Security Holders            10

Item 5 - Other Information                                              10

Item 6 - Exhibits and Reports on Form 8-K                               11

        Signatures                                                      12

                         Lawrence Consulting Group, Inc.
                                Balance Sheets
                         as of June 30, 2004 (audited)
                         and September 30, 2004 (unaudited)


                                            June 30, 2004    September 30, 2004
                                              (Audited)         (Unaudited)
                                               RESTATED           RESTATED
                                            -------------        --------------

 ASSETS

CURRENT ASSETS

   CASH                                         $   942             $ 65,784
   ACCOUNTS RECEIVABLE                                                 1,000
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                            $   942             $ 66,784
                                            ===============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 10,717             $  1,200
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 225,000 SHARES
 AS OF JUNE 30, 2004, AND 275,900                    23                   28
 SHARES AS OF SEPTEMBER 30, 2004

 ADDITIONAL PAID IN CAPITAL                      25,977               76,872

 COMMON STOCK SUBSCRIPTION RECEIVABLE           (25,000)

 ACCUMULATED DEFICIT                            (10,775)             (11,316)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (9,775)              65,584
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $   942             $ 66,784
 EQUITY (DEIFICIENCY)                       =================    =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                            Statement of Operations
         For the Three Month Period ended September 30, 2004 (unaudited)
                                  (RESTATED)





REVENUES:

 CONSULTING INCOME                    $   1,000
 INTEREST INCOME                            115
                                     -----------------
TOTAL REVENUES
                                          1,115



GENERAL & ADMINISTRATIVE EXPENSES:        1,655
                                     -----------------

NET LOSS                            $      (540)
                                     -----------------
                                     -----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $     (0.00)
                                     -----------------
                                     -----------------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED    241,598
                                     -----------------
                                     -----------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   Lawrence Consulting Group, Inc.
                         Statement of Cash Flow
     For the Three Month Period ended September 30, 2004 (unaudited)
                             (RESTATED)



CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                        $  (540)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (1,000)
Accrued Liabilities                              (9,518)
                                            --------------

NET CASH USED IN OPERATING ACTIVITIES          $(11,058)
                                            --------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           50,900
Proceeds from subscription receivable            25,000
                                            --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        75,900
                                            --------------


NET INCREASE IN CASH                           $ 64,842
CASH - beginning of period                          942
                                           --------------

CASH - end of period                           $ 65,784
                                          ---------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.

                         Notes to Financial Statements

                               SEPTEMBER 30, 2004

                                 (Unaudited)


General

     The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Interim periods are not necessarily indicative of results for a full year.

     These financial statements should be read in conjunction with the audited financial statements of the Company for the period from January 14, 2004 (inception) through June 30, 2004 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2005.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations

     Lawrence Consulting Group, Inc. (the "Company") was organized under the laws of the State of Delaware on January 14, 2004. The Company offers consulting and business advisory services. In August 2004, the Company entered into its first two consulting agreements. The Company's clients are currently located in New York.

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

        Loss Per Share
                                    For the three
                                  month Period ended
                                  September 30, 2004


        Basic                          $ (0.0)
        Diluted                          (0.0)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2004, the Company had a net operating loss of $11,315 available to reduce future taxable income expiring through 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of $4,752 has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:


                                                 For the three months ended
                                                      September 30, 2004
                                                  ------------------

Loss before income taxes                          $11,315
                                                 --------
                                                 --------

Computed tax benefit at
  statutory rate:

Federal                                            ($3,847)       (34%)

State                                                 (905)        (8%)

Net Operating Loss
Valuation reserve                                    4,752         42%
                                                  --------       ------


Total tax benefit                                    $  --           -%
                                                  --------       -------
                                                  --------       -------


NOTE C - CAPITAL TRANSACTIONS

     On January 15, 2004, the Company issued to its founders 1,000,000 shares of common stock in exchange for $1,000 (the "Equity Purchase Price") ($0.001 per share). The Company was subsequently recapitalized so that as of January 16, 2004, the Company had 200,000 shares of Common Stock and 800,000 warrants issued and outstanding. Management allocated $800 of the Equity Purchase Price to the warrants ($0.001 per warrant) and the balance to the common stock ($0.001 per share). The warrants are exercisable at $0.12 per share and expire on January 16, 2014. The warrants are not exercisable until the earlier of (i) September 1, 2007 or (ii) the date on which the closing price of the shares of the Company's common stock has equaled or exceeded $1.00 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

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


NOTE D - RELATED PARTY TRANSACTIONS

     During 2004, the Company utilized the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     In March 2004, the Company entered into an agreement with Krovim, LLC ("Krovim"), a principal shareholder of the Company, whereby Krovim agreed to lend the Company up to a maximum of $25,000 at prime plus 2% per annum. No drawdowns have been made to date and there are no formal repayment terms.

     The President of Rivkalex Corp., a client of the Company's, owns 18.8% of the Company's common stock.

NOTE E - LONG TERM EMPLOYMENT AGREEMENT

     On August 20, 2004, the Company entered into a three year employment agreement with its president, which shall be extended from year to year after the initial term. The president, who is also the Company's Chairman and Chief Executive Officer, shall not be entitled to any cash compensation from the Company for his services until the Company's annualized revenues exceed $500,000 on a quarterly basis. At such time, the president shall be entitled to receive a salary of $50,000 per annum.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectable receivables.


NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

     The Company's financial statements included in this quarterly report have been restated from prior financial statements included in the Company's Form 10SB registration statement filed with the SEC on September 24, 2004 and subsequent quarterly forms 10QSB. In the restated financial statements (i) $7,661 of organization costs originally capitalized were expensed, and (ii) a $25,000 stock subscription receivable was reclassified from a current asset to a contra-equity account.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation


     The Company was incorporated on January 14, 2004. In January 2004 the Company sold 200,000 shares of its Common Stock and warrants to purchase an additional 800,000 shares of Common Stock at an exercise price of $0.12 per share to its founders for total consideration of $1,000. In March 2004 the Company sold 25,000 shares of Common Stock to one shareholder in exchange for a $25,000 note (the "Note") (The Note was subsequentially paid on August 20, 2004.) In August 2004, the Company sold 50,900 shares of Common Stock for $50,900 pursuant to a private placement which was reviewed by the State of Nevada. In August 2004 the Company entered into its first two consulting agreements. The Company became a reporting company under the Securities Exchange Act of 1934, as amended on November 23, 2004.

     As of September 30, 2004, the Company had generated only $1,115 of revenues, had cash on hand of $65,784 and had net working capital of $65,584. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

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

     For  other  risk  factors   relating  to  the  Company  see  the  Company's
Registration Statement on Form 10SB as amended filed with the Securities and Exchange Commission.


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

Date: October 3, 2005


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




/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer

October 3, 2005

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LAWRENCE CONSULTING GROUP, INC.


                         /s/ Dov Perlysky
                            --------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer


Dated:  October 3, 2005