Form 10QSB/A
period 2004-12-31
LAWRENCE CONSULTING GROUP INC
filed 2005-10-03
CIK 1304161

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

                          516/633-0924
                   (Issuer's telephone number)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|


     The number of shares outstanding of the registrant's class of Common Stock as of January 31, 2005 was 275,900. The Company held no shares in treasury

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB/A

                       FOR THE QUARTER ENDED DECEMBER 31, 2004

Explanatory Note

     This Quarterly Report on Form 10-QSB/A of Lawrence Consulting Group, Inc. (the "Company") for the three months ended December 31, 2004, contains amendments to the original Quarterly Report on Form 10-QSB filed on February 14, 2005 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three and six months ended December 31, 2004 and the period from January 14, 2004 (inception) to June 30, 2004. In the restated financial statements, (i) $7,661 of organizational costs originally capitalized were expensed and (ii) a $25,000 stock subscription receivable was reclassified from a current asset to a contra-equity account. This Form 10-QSB/A sets forth all information and disclosures required to be included in the original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.



TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance Sheets as of December
       31, 2004 (unaudited) and June 30, 2004                            3

       Statement of Operations for the three
       and six months ended December 31, 2004 (unaudited)                4

       Statement of Cash Flows for the six
       months ended December 31, 2004 (unaudited)                        5

       Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation       9

Item 3 - Controls and Procedures                                         10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                               10

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds    10

Item 3 - Defaults upon Senior Securities                                 10

Item 4 - Submission of Matters to a Vote of Security Holders             10

Item 5 - Other Information                                               10

Item 6 - Exhibits and Reports on Form 8-K                                10

        Signatures                                                       11

                         Lawrence Consulting Group, Inc.
                                Balance Sheets
                         as of June 30, 2004 (audited)
                         and December 31, 2004 (unaudited)


                                            June 30, 2004     December 31, 2004
                                              (Audited)           (Unaudited)
                                              RESTATED              RESTATED
                                            -------------        --------------

 ASSETS

CURRENT ASSETS

   CASH                                         $   942             $ 55,894
   ACCOUNTS RECEIVABLE                                                 2,000
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                                942               57,894
                                            ===============    ==============


 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 10,717             $  4,800
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 225,000 SHARES
 AS OF JUNE 30, 2004 AND                             23                   28
 275,900 SHARES AS OF DECEMBER 31, 2004

 ADDITIONAL PAID IN CAPITAL                      25,977               76,872

 COMMON STOCK
 SUBSCRIPTION RECEIVABLE                        (25,000)

 ACCUMULATED DEFICIENCY                         (10,775)             (23,806)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (9,775)              53,094
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $   942             $ 57,894
 EQUITY (DEFICIENCY)                      =================    =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                            Statement of Operations
              For the Three and Six Month Periods ended December 31, 2004
                                  (unaudited)



                                       Six months ended      Three months ended
                                      December 31, 2004       December 31, 2004
                                        RESTATED                 RESTATED
                            --------------------------------------------------


REVENUES:
 CONSULTING INCOME                    $   4,000                   $    3,000
 OTHER INCOME                         $      15                         (100)
                                     -----------------         ---------------
TOTAL REVENUES                            4,015                        2,900




GENERAL & ADMINISTRATIVE EXPENSES:       17,046                       15,391
                                     -----------------         ---------------

NET LOSS                            $   (13,031)                 $   (12,491)
                                     -----------------         ---------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $     (0.05)                 $    (0.05)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED    258,749                    275,900



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                             Statement of Cash Flow
                  For the Six Month Period ended December 31, 2004
                                    (unaudited)
                                    (RESTATED)




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                          $ (13,031)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in assets and liability balances:
Accounts receivable                                  (2,000)
Accrued Liabilities                                  (5,917)
                                                --------------

NET CASH USED IN OPERATING ACTIVITIES              $(20,948)
                                                --------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock               50,900
Proceeds from subscription receivable                25,000
                                               --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            75,900
                                               --------------


NET INCREASE IN CASH                                $ 54,952

CASH -- beginning of period                          $   942
                                               --------------

CASH --  end of period                              $ 55,894
                                               --------------

                        Lawrence Consulting Group, Inc.

                        Notes to Financial Statements

                            December 31, 2004

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

Loss Per Share
                       For the three        For the six month
                    month Period ended      period ended
                     December 31, 2004     December 31, 2004

Basic                    $ (0.05)               $(0.05)
Diluted                    (0.05)                (0.05)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2004, the Company had a net operating loss of $23,806 available to reduce future taxable income expiring through 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of $9,998 has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                                   For the six months ended
                                                      December 31, 2004
                                                     ------------------

Loss before income taxes                             $23,806
                                                     --------
                                                     --------

Computed tax benefit at
  statutory rate:

Federal                                              ($8,094)       (34%)

State                                                 (1,904)        (8%)

Net Operating Loss
Valuation reserve                                      9,998         42%
                                                     --------       ------


Total tax benefit                                      $  --           -%
                                                     --------       -------
                                                     --------       -------


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

     As of December 31, 2004, the Company had generated only $4,000 of revenues, had cash on hand of $55,894 and had net working capital of $53,094. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

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