Form 10QSB/A
period 2005-03-31
LAWRENCE CONSULTING GROUP INC
filed 2005-10-03
CIK 1304161

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

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB/A

                       FOR THE QUARTER ENDED March 31, 2005


Explanatory Note

     This Quarterly Report on Form 10-QSB/A of Lawrence Consulting Group, Inc. (the "Company") for the three months ended March 31, 2005, contains amendments to the original Quarterly Report on Form 10-QSB filed on May 12, 2005 (the "Original Form 10-QSB") to reflect a restatement of the financial statements and related notes for the applicable three and nine months ended March 31, 2005 and the period from January 14, 2004 (inception) to June 30, 2004. In the restated financial statements, (i) $7,661 of organizational costs originally capitalized were expensed and (ii) a $25,000 stock subscription receivable was reclassified from a current asset to a contra-equity account. This Form 10-QSB/A sets forth all information and disclosures required to be included in the original Form 10-QSB, as so amended to reflect such restatement. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance Sheets as of March
       31, 2005 (unaudited) and June 30, 2004                            3

       Statement of Operations for the three
       and nine months ended March 31, 2005 (unaudited)                  4

       Statement of Cash Flows for the nine
       months ended March 31, 2005 (unaudited)                           5

       Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation       9

Item 3 - Controls and Procedures                                        10

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                              10

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds   10

Item 3 - Defaults upon Senior Securities                                10

Item 4 - Submission of Matters to a Vote of Security Holders            10

Item 5 - Other Information                                              10

Item 6 - Exhibits and Reports on Form 8-K                               10

        Signatures                                                      12

                         Lawrence Consulting Group, Inc.
                               Balance Sheets
                         as of June 30, 2004 (audited)
                         and March 31, 2005 (unaudited)


                                            June 30, 2004       March 31, 2005
                                              (Audited)          (Unaudited)
                                             (RESTATED)           (RESTATED)
                                            -------------        --------------

 ASSETS

CURRENT ASSETS

   CASH                                         $   942             $ 45,084
   ACCOUNTS RECEIVABLE                                                 2,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                                942               47,584
                                            ===============    ==============


 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $ 10,717             $  5,842
                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 225,000 SHARES
 as of JUNE 30, 2004, AND                            23                   28
 275,900 SHARES AS OF MARCH 31, 2005


 ADDITIONAL PAID IN CAPITAL                      25,977               76,872

 COMMON STOCK
 SUBSCRIPTION RECEIVABLE                        (25,000)

 ACCUMULATED DEFICIT                            (10,775)             (35,158)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (9,775)              41,742
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $   942             $ 47,584
 EQUITY (DEFICIENCY)                      =================    =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                            Statements of Operations
              For the Three and Nine Month Periods ended March 31, 2005
                                  (unaudited)



                                      Nine months ended      Three months ended
                                        March 31, 2005         March 31, 2005
                                         (RESTATED)             (RESTATDED)
                            --------------------------------------------------


REVENUES:
 CONSULTING INCOME                    $   8,500                   $    4,500
 OTHER INCOME                         $      15                            0
                                     -----------------         ---------------
TOTAL REVENUES                            8,515                        4,500




GENERAL & ADMINISTRATIVE EXPENSES:
                                         32,897                       15,851
                                     -----------------         ---------------

NET LOSS                            $   (24,382)                 $   (11,351)
                                     -----------------         ---------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                   $     (0.09)                 $    (0.04)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-              264,382                     275,900
BASIC AND DILUTED


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                             Statement of Cash Flow
                  For the Nine Month Period ended March 31, 2005
                                    (unaudited)
                                     (RESTATED)



CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                          $ (24,382)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in assets and liability balances:
Accounts receivable                                  (2,500)
Accrued Liabilities                                  (4,876)
                                                --------------

NET CASH USED IN OPERATING ACTIVITIES              $(31,758)
                                                --------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock               50,900
Proceeds from subscription receivable                25,000
                                               --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            75,900
                                               --------------


NET INCREASE IN CASH                               $ 44,142

CASH -- beginning of period                         $   942
                                               --------------

CASH --  end of period                             $ 45,084
                                               --------------

                        Lawrence Consulting Group, Inc.

                        Notes to Financial Statements

                               March 31, 2005

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

Loss Per Share
                      For the three        For the nine
                    month Period ended    month period ended
                      March 31, 2005        March 31, 2005

Basic                   $ (0.04)               $(0.09)
Diluted                   (0.04)                (0.09)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2005, the Company had a net operating loss of $35,158 available to reduce future taxable income expiring through 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of $14,767 has been fully reserved. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                       For the three months ended
                                          September 30, 2004
                                          ------------------

Loss before income taxes                 $35,158
                                         --------
                                         --------

Computed tax benefit at
  statutory rate:

Federal                                   ($11,954)       (34%)

State                                       (2,813)        (8%)

Net Operating Loss
Valuation reserve                           14,767         42%
                                         --------       ------


Total tax benefit                           $  --           -%
                                        --------       -------
                                        --------       -------



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

     As of March 31, 2005, the Company had generated only $8,500 of revenues, had cash on hand of $45,084 and had net working capital of $41,742. The Company anticipates it will need to raise additional funds during the next twelve months. Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the hiring of additional employees and for working capital. The Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

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

     For  other  risk  factors   relating  to  the  Company  see  the  Company's
Registration Statement on Form 10SB, as amended, filed with the Securities and Exchange Commission.



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

Date: October 3, 2005

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