Form 10QSB
period 2005-09-30
LAWRENCE CONSULTING GROUP INC
filed 2005-11-10
CIK 1304161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-QSB



(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                        Commission File No. 000-50956

                  LAWRENCE CONSULTING GROUP, INC.

        (Name of small business issuer as specified in its charter)

                                                           20-0653570
                            Delaware                   (I.R.S. Employer
                                                      Identification No.)
                    (State of Incorporation)


                 445 Cedarhurst Avenue, Suite 305
                    Cedarhurst, New York  11516


            (Address of principal executive offices)

                          516/633-0924
                   (Issuer's telephone number)



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] yes      [    ]  no


     The number of shares outstanding of the registrant's class of Common Stock as of November 1, 2005 was 275,900. The Company held no shares in treasury.

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2005


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Balance Sheets as of September 30, 2005
       (unaudited) and June 30, 2005                                     3

       Statements of Operations for the three
       months ended September 30, 2004 and 2005 (unaudited)              4

       Statements of Cash Flows for the three
       months ended September 30, 2004 and 2005 (unaudited)              5

       Notes to Financial Statements (unaudited)                         6

Item 2 - Management's Discussion and Analysis or Plan of Operation      10

Item 3 - Controls and Procedures                                        12

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                              12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    12

Item 3 - Defaults upon Senior Securities                                12

Item 4 - Submission of Matters to a Vote of Security Holders            12

Item 5 - Other Information                                              12

Item 6 - Exhibits and Reports on Form 8-K                               13

        Signatures                                                      14

                         Lawrence Consulting Group, Inc.
                                Balance Sheets


                                        September 30, 2005     June 30, 2005
                                           (unaudited)
                                        ------------------     ---------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 25,585            $ 46,423
   ACCOUNTS RECEIVABLE                            5,400               2,800
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $ 30,985            $ 49,223
                                            ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  2,370             $  4,450
                                            ---------------    ---------------

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED & OUTSTANDING 275,900 SHARES
 AS OF SEPTEMBER 30, 2005, AND                       28                   28
 JUNE 30, 2005

 ADDITIONAL PAID IN CAPITAL                      76,872               76,872

 ACCUMULATED DEFICIT                            (48,285)             (32,127)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY                      28,615               44,773
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $30,985             $ 49,223
 EQUITY                                      ================    =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                            Statements of Operations
                                  (unaudited)


                                                THREE MONTHS ENDED
                                                ------------------
                                    September 30, 2005       September 30, 2004
                                    ------------------       ------------------
REVENUES:

 CONSULTING INCOME                     $  9,000                $   1,000
 INTEREST INCOME                             --                      115
                                    ------------------        -----------------
TOTAL REVENUES                         $  9,000                    1,115



GENERAL & ADMINISTRATIVE EXPENSES:     $ 25,158                    1,655
                                    -------------------       -----------------

NET LOSS                               $(16,158)             $      (540)
                                    -------------------       -----------------
                                    -------------------       -----------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                      $  (0.06)             $     (0.00)
                                    -------------------       -----------------
                                    -------------------       -----------------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED    275,900                  241,598
                                    -------------------       -----------------
                                    -------------------       -----------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                   Lawrence Consulting Group, Inc.
                         Statements of Cash Flow
                              (UNAUDITED)


                                                THREE MONTHS ENDED
                                                ------------------
                                        September 30, 2005   September 30, 2004
                                        ------------------   ------------------





CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $ (16,158)               $  (540)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (2,600)                (1,000)
Accrued Liabilities                              (2,080)                (9,518)
                                              --------------      -------------


NET CASH USED IN OPERATING ACTIVITIES         $ (20,838)              $(11,058)
                                              --------------      -------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              --                   50,900
Proceeds from Common Stock
 subscription receivable                            --                   25,000
                                              --------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           --                   75,900
                                              --------------     --------------


NET INCREASE (DECREASE) IN CASH               $ (20,838)               $ 64,842
CASH - beginning of period                       46,423                     942
                                              --------------     --------------

CASH - end of period                          $  25,585                $ 65,784
                                              --------------    ---------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.

                         Notes to Financial Statements

                               SEPTEMBER 30, 2005

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

     These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2005 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2005.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations

     Lawrence Consulting Group, Inc. (the "Company") was organized under the laws of the State of Delaware on January 14, 2004. The Company offers consulting and business advisory services. As of September 30, 2005, the Company had entered into consulting agreements with three clients. The Company's clients are currently located in New York and Florida.

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

        Loss Per Share
                            For the three months ended
                           ----------------------------
                        September 30, 2005       September 30, 2004
                        ------------------       ------------------

        Basic              $ (0.06)                  $ (0.00)
        Diluted              (0.06)                    (0.00)


NOTE B - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2005 and September 30, 2004, the Company had a net operating loss of $48,285 and $11,315, respectively, available to reduce future taxable income expiring through 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and accordingly, the tax asset of $20,280 and $4,752 has been fully reserved as of September 30, 2005 and September 30, 2004, respectively. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:


                                   For the three months ended
                          ---------------------------------------------
                          September 30, 2005          September 30, 2004
                         --------------------         -------------------

Loss before income taxes  ($48,285)                 ($11,315)
                          --------                   -------
                          --------                   -------

Computed tax benefit at
  statutory rate:

Federal                   ($16,417)       (34%)      ($3,847)      (34%)

State                       (3,863)        (8%)         (907)       (8%)

Net Operating Loss
Valuation reserve           20,280         42%         4,752       (42%)
                          --------       ------      --------     ---------


Total tax benefit           $  --           -%      $    --       $  --%
                          --------       -------    ---------     ---------
                          --------       -------    ---------     ---------


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

NOTE G - SUBSEQUENT EVENTS

     On October 31, 2005, the Company entered into a plan and agreement of merger (the "Plaza Agreement"), among the Company, Plaza Acquisition Corp., a wholly-owned subsidiary of the Company (which became a wholly-owned subsidiary of the Company in October, 2005), Plaza Consulting Group, Inc. ("Plaza") and Elizabeth Plaza, the sole stockholder of Plaza. Pursuant to the agreement, Plaza Acquisition Corp. will be merged into Plaza, with the result that Plaza will become a wholly-owned subsidiary of the Company, and Ms. Plaza, as the present sole stockholder of Plaza, will receive:

     -    $10,000,000 cash at the closing;

     - Three payments, each in the amount of $2,750,000, payable on the first, second and third anniversaries of the closing date; and

     -    1,150,000 shares of the Company's common stock at the closing.

     As a condition to closing, Plaza is to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 is in cash.

     The Company does not presently have the cash to make the cash payment due on closing. The Company is seeking to raise the cash necessary to provide it with the funds to make the $10,000,000 payment due to Ms. Plaza through the sale of a new series of preferred stock.

     At the closing, all of the present officers and directors will resign from their respective positions, except that Mr. Dov Perlysky, who is president and a director, will resign as an officer, but will continue as a director. Also at the closing, the Company will elect four other board members, one of whom will be Ms. Plaza and the other three will be independent directors. In addition, Ms. Plaza will enter into a three-year contract pursuant to which she will continue to serve as the Company's chief executive officer for 18 months and as a consultant to the Company for 18 months thereafter.

     The Plaza agreement also includes as closing conditions the termination of all outstanding options issued by Plaza, and the grant by the Company of incentive stock options to purchase an aggregate of 1,400,000 shares of common stock.

     The Plaza Agreement also provides that, at the closing, the Company will issue 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with an exercise price of $.06 per share to San Juan Holdings, Inc., the investment banker for Plaza and Ms. Plaza. The Company will provide certain demand and piggyback registration rights to Ms. Plaza and San Juan Holdings covering the shares of common stock to be issued to them at the closing and the shares issuable upon exercise of the warrants issuable to San Juan Holdings.

     The Company's board of directors also approved a two-for-one stock distribution which will become effective at or about the time of the closing under the Plaza agreement. All references to numbers of shares and per share prices under this Note G give effect to such stock distribution.

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

     As of September 30, 2005, the Company had generated only $22,315 of revenues, had cash on hand of $25,585 and had net working capital of $28,615. The Company will need to raise additional funds during the next twelve months to fund its operations and its merger with Plaza Consulting Group, Inc. and Ms. Plaza (the "Plaza Acquisition"). Such funds may be raised through an offering of Common Stock, preferred stock or debt of the Company, or a combination of any of the foregoing. The Company has no commitment for any such funding and no assurances can be given that any such funding can be consummated on terms acceptable to the Company. The Company use of proceeds for such financing will be principally for the payment to Ms. Plaza pursuant to the Plaza Agreement and the hiring of additional employees and for working capital. Except for assets acquired in connection with the Plaza Acquisition, the Company does not anticipate any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

     The failure of the Company to obtain additional financing during the next twelve months would have a material adverse effect on the Company and its business and prospects and would not allow it to consumate the merger.

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

Subsequent Events

     On November 3, 2005, the Company filed a Report on Form 8-K with the SEC pursuant to which the Company reported that on October 31, 2005, the Company entered into a plan and agreement of merger (the "Plaza Agreement"), among the Company, Plaza Acquisition Corp., a wholly-owned subsidiary of the Company (which became a wholly-owned subsidiary of the Company in October, 2005), Plaza Consulting Group, Inc. ("Plaza") and Elizabeth Plaza, the sole stockholder of Plaza. Pursuant to the agreement, Plaza Acquisition Corp. will be merged into Plaza, with the result that Plaza will become a wholly-owned subsidiary of the Company, and Ms. Plaza, as the present sole stockholder of Plaza, will receive:

     -    $10,000,000 cash at the closing;

     - Three payments, each in the amount of $2,750,000, payable on the first, second and third anniversaries of the closing date; and

     -    1,150,000 shares of the Company's common stock at the closing.

     As a condition to closing, Plaza is to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 is in cash.

     The Company does not presently have the cash to make the cash payment due on closing. The Company is seeking to raise the cash necessary to provide it with the funds to make the $10,000,000 payment due to Ms. Plaza through the sale of a new series of preferred stock.

     At the closing, all of the present officers and directors will resign from their respective positions, except that Mr. Dov Perlysky, who is president and a director, will resign as an officer, but will continue as a director. Also at the closing, the Company will elect four other board members, one of whom will be Ms. Plaza and the other three will be independent directors. In addition, Ms. Plaza will enter into a three-year contract pursuant to which she will continue to serve as the Company's chief executive officer for 18 months and as a consultant to the Company for 18 months thereafter.

     The Plaza agreement also includes as closing conditions the termination of all outstanding options issued by Plaza, and the grant by the Company of incentive stock options to purchase an aggregate of 1,400,000 shares of common stock.

     The Plaza Agreement also provides that, at the closing, the Company will issue 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with an exercise price of $.06 per share to San Juan Holdings, Inc., the investment banker for Plaza and Ms. Plaza. The Company will provide certain demand and piggyback registration rights to Ms. Plaza and San Juan Holdings covering the shares of common stock to be issued to them at the closing and the shares issuable upon exercise of the warrants issuable to San Juan Holdings.

     The Company's board of directors also approved a two-for-one stock distribution which will become effective at or about the time of the closing under the Plaza agreement. All references to numbers of shares and per share prices under "Subsequent Events" give effect to such stock distribution.

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

4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) for Lawrence Consulting Group and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to Lawrence Consulting Group, or caused such disclosure controls and procedures to be designed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. Lawrence Consulting Group's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Lawrence Consulting Group's ability to record, process, summarize and report financial data; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Lawrence Consulting Group's internal controls.

Date: November 9, 2005


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

November 9, 2005

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


Dated:  November 9, 2005