Form 10KSB/A
period 2005-06-30
LAWRENCE CONSULTING GROUP INC
filed 2005-12-14
CIK 1304161

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                            Delaware 20-0653570
                 (State or Other Jurisdiction of (I.R.S. Employer
                Incorporation or Organization) Identification No.)

                  445 Central Avenue, Suite 305, Cedarhurst, New York  11516
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

                                Page 1 of 3 pages

Explanatory Note

     This Annual Report on Form 10-KSB/A of Lawrence Consulting Group, Inc. (the "Company") for the fiscal year ended June 30, 2005, contains an amendment to
Exhibit 31.1 to the original Annual Report on Form 10-KSB filed on September 28, 2005 (the "Original Form 10-KSB") to reflect a restatement of the certification contained therein. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the original Form 10-KSB.



ITEM 13.  EXHIBITS



EXHIBIT NO.
-------
3.1      Certificate of Incorporation of LCG*
3.2      Bylaws of LCG*
4.1      Form of Warrant*
10.1     Consulting Agreement between LCG and Chocolate Printing Company, Inc.*
10.2     Consulting Agreement between LCG and Rivkalex Corp.*
10.3     Employment Agreement between LCG and Dov Perlysky*
10.4     Consulting Agreement between LCG and The Gorlin Companies*
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*


* previously filed

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 13, 2005
                          LAWRENCE CONSULTING GROUP, INC.

                      /s/ Dov Perlysky
                          Dov Perlysky
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature             Title                                        Date
/s/ Dov Perlysky   Chief Executive Officer,
    Dov Perlysky   Chief Financial Officer and Director      December 13,2005





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

                        Page 2 of 3 pages

     4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Lawrence Consulting Group and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Lawrence Consulting Group, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Lawrence Consulting Group's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in Lawrence Consulting Group's internal control over financial reporting that occured during its most recent fiscal quarter (Lawrence Consulting Group's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Lawrence Consulting Group's internal control over financial reporting.

     5. Lawrence Consulting Group's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect Lawrence Consulting Group's ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Lawrence Consulting Group's internal control over financial reporting.


Date: September 28, 2005


/s/ Dov Perlysky
Dov Perlysky
Chief Executive Officer and Chief Financial Officer


                                Page 3 of 3 pages