Form 10QSB/A
period 2005-09-30
LAWRENCE CONSULTING GROUP INC
filed 2005-12-14
CIK 1304161

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


                 445 Central Avenue, Suite 305
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


Explanatory Note

     This Quarterly Report on Form 10Q-SB/A of Lawrence Consulting Group, Inc. (the "Company") for the three months ended September 30, 2005, contains an amendment to Exhibit 31.1 to the original Quarterly Report on Form 10-QSB filed on November 9, 2005 (the "Original Form 10-QSB") to reflect a restatement of the certification contained therein. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

Item 6.  Exhibits

(a)  Exhibits:

     31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

                        Page 1 of 2 pages

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

4. Lawrence Consulting Group's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) for Lawrence Consulting Group and have:

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


     c. Evaluated the effectiveness of Lawrence Consutling Group's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in Lawrence Consulting Group's internal control over financial reporting that occured during its most recent fiscal quarter (Lawrence Consulting Group's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Lawrence Consulting Group's internal control over financial reporting.

5. Lawrence Consulting Group's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reportings to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Lawrence Consulting Group's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Lawrence Consulting Group's internal controls over financial reporting.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LAWRENCE CONSULTING GROUP, INC.


                         /s/ Dov Perlysky
                            --------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer

Dated:  December 13,  2005


                        Page 2 of 2 pages