Form 10KSB/A
period 2005-06-30
LAWRENCE CONSULTING GROUP INC
filed 2005-12-19
CIK 1304161

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-KSB/A

                                 (Amendment No. 2)

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


Date:  December 19, 2005
                          LAWRENCE CONSULTING GROUP, INC.

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

Signature           Title                                        Date
/s/ Dov Perlysky   Chief Executive Officer,
Dov Perlysky       Chief Financial Officer and Director    December 19, 2005




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
