Form 10QSB/A
period 2005-09-30
LAWRENCE CONSULTING GROUP INC
filed 2005-12-19
CIK 1304161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        FORM 10-QSB/A

                      (Amendment No. 2)




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

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB/A

                               (Amendment No. 2)

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2005


Explanatory Note

     This quarterly report on Form 10-QSB/A of Lawrence Consulting Group, Inc. (the "Company") for the quarterly period ended September 30, 2005, contains an amendment to Exhibit 31.1 to the original quarterly report on Form 10-QSB filed on November 9, 2005 (the "Original Form 10-QSB") to reflect a restatement of the certification contained therein. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the original Form 10-QSB.

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

                          LAWRENCE CONSULTING GROUP, INC.


                         /s/ Dov Perlysky
                            --------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer

Dated:  December 19,  2005


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

December 19, 2005

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


Dated:  December 19, 2005