Form 10QSB
period 2005-12-31
LAWRENCE CONSULTING GROUP INC
filed 2006-02-16
CIK 1304161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        FORM 10-QSB



(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2005

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
                    (State of Incorporation)


                        373 Mendez Vigo
                        Suite 110
                        Dorado, Puerto Rico  00646


            (Address of principal executive offices)

                          787-278-2709
                   (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [ X ] yes     [   ] no


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ] yes     [ X ] no


     The number of shares outstanding of the registrant's Common Stock as of February 10, 2006 was 2,301,800. All share and per share information reflects the two-for-one stock distribution on January 24, 2006.

                           LAWRENCE CONSULTING GROUP, INC.

                                 FORM 10-QSB


                       FOR THE QUARTER ENDED DECEMBER 31, 2005



TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Financial Statements

       Consolidated Balance Sheets as of December 31, 2005
       (unaudited) and June 30, 2005                                     3

       Consolidated Statements of Operations for the three and six
       months ended December 31, 2004 and 2005 (unaudited)               4

       Consolidated Statements of Cash Flows for the six
       months ended December 31, 2004 and 2005 (unaudited)               5

       Notes to Financial Statements (unaudited)                         6

Item 2 - Management's Discussion and Analysis or Plan of Operation       9

Item 3 - Controls and Procedures                                        12

PART II OTHER INFORMATION

Item 6 - Exhibits                                                       13

        Signatures                                                      14

                         Lawrence Consulting Group, Inc.
                             Consolidated Balance Sheets


                                        December 31, 2005      June 30, 2005
                                           (unaudited)
                                        ------------------     ---------------

 ASSETS

CURRENT ASSETS

   CASH                                        $   4,397           $ 46,423
   ACCOUNTS RECEIVABLE                             5,900              2,800
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                           $  10,297           $ 49,223
                                            ================   ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                        $  35,392            $  4,450
                                            ---------------    ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK, $0.0001 PAR VALUE,
 AUTHORIZED 2,000,000 SHARES, ISSUED-NONE             -                    -

 COMMON STOCK, $0.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES,
 ISSUED AND OUTSTANDING 551,800 SHARES
 AS OF DECEMBER 31, 2005, AND                        55                   55
 JUNE 30, 2005

 ADDITIONAL PAID IN CAPITAL                      76,845               76,845

 ACCUMULATED DEFICIT                           (101,995)             (32,127)
                                             ----------------    -------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)        (25,095)              44,773
                                             ----------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $ 10,297            $  49,223
 EQUITY                                      ================    =============




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)


                                  Three months ended                       Six months ended
                                 -------------------                       ----------------
                      December 31, 2005    December 31, 2004       December 31, 2005   December 31, 2004
                      ----------------    ------------------      -----------------   ----------------


Revenues:

  CONSULTING INCOME       $  9,900            $  3,000                  $ 18,900            $  4,000
  OTHER INCOME                  -                 (100)                        -                  15
                          ----------         ------------             -----------          ------------
  TOTAL REVENUES          $  9,900            $  2,900                  $ 18,900            $  4,015

General and Administrative
Expenses                    63,610              15,391                    88,768              17,046
                          ----------         ------------             -----------          ------------
     NET LOSS            $ (53,710)           $(12,491)                 $(69,868)           $(13,301)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

LOSS PER COMMON SHARE
BASIC AND DILUTED        $   (0.10)           $  (0.02)                $  (0.13)            $  (0.02)
                          ----------         ------------             -----------          ------------
                          ----------         ------------             -----------          ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING AND DILUTED   551,800              551,800                  551,800              517,498
                         -----------         ------------             -----------          ------------
                         -----------         ------------             -----------          ------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS




                   Lawrence Consulting Group, Inc.
                 Consolidated Statements of Cash Flow
                              (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                ------------------
                                        December 31, 2005      December 31, 2004
                                        ------------------    ------------------





CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $ (69,868)           $  (13,031)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Accounts receivable                              (3,100)               (2,000)
Accrued Liabilities                              30,942                (5,917)
                                              --------------      -------------


NET CASH USED IN OPERATING ACTIVITIES         $ (42,026)           $  (20,948)
                                              --------------      -------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                -                50,900
Proceeds from Common Stock
 subscription receivable                              -                25,000
                                              --------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             -                75,900
                                              --------------     --------------


NET INCREASE (DECREASE) IN CASH               $ (42,026)           $   54,952
CASH - beginning of period                       46,423                   942
                                              -------------     ---------------

CASH - end of period                          $   4,397            $   55,894
                                              --------------    ---------------





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Lawrence Consulting Group, Inc.

                         Notes to Financial Statements

                               DECEMBER 31, 2005

                                   (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

     These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2005 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2005, as amended on December 14, 2005 and December 19, 2005.

         Organization and Operations

     Lawrence Consulting Group, Inc. ("Lawrence") was organized under the laws of the State of Delaware on January 14, 2004. Lawrence offers consulting and business advisory services. As of December 31, 2005, Lawrence had entered into consulting agreements with three clients. Lawrence's clients are currently located in New York and Florida.

     On September 26, 2005, Plaza Acquisition Corp. ("Acquisition Company") was formed in the Commonwealth of Puerto Rico and became a wholly-owned subsidiary of Lawrence in October 2005. Acquisition Company was formed as a vehicle to acquire Plaza.

       Basis of Consolidation

     The accompanying financial statements present the accounts of Lawrence and Acquisition Company (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.


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


         Revenue Recognition

     The Company's consulting agreements require monthly fees and/or hourly fees. These fees are recognized as revenue as services are rendered.

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

         Loss Per Common Share

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive and the warrants were not exercisable during the period covered by these financial statements as the Company's common stock was not trading at or above $0.50 per share. Accordingly, basic and dilutive loss per share are the same for the Company. All share and per share data give retroactive effect to the stock distribution discussed in Note G.


                        Three months ended                       Six months ended
                       -------------------                       ----------------
              December 31, 2005   December 31, 2004       December 31, 2005   December 31, 2004
              ----------------   ------------------      -----------------   ----------------

   Basic       $ (0.10)              $ (0.02)                 $ (0.13)            $ (0.02)

   Diluted     $ (0.10)              $ (0.02)                 $ (0.13)            $ (0.02)



NOTE B - CAPITAL TRANSACTIONS

          On January 15, 2004, the Company sold 2,000,000 shares of common stock to its founders for a total of $1,000, or ($0.0005 per share). The Company was recapitalized as of January 16, 2004, and the Company issued to the founders 400,000 shares of Common Stock and warrants to purchase 1,600,000 shares of common stock at $0.06 per share. The Company allocated the $1,000 purchase price 80% to the warrants and 20% to the common stock. The warrants are exercisable at $0.06 per share and expire on January 16, 2014. The warrants are not exercisable until the earlier of (i) September 1, 2007 or (ii) the date on which the closing price of the shares of the Company's common stock has equaled or exceeded $0.50 per share on the NASDAQ Bulletin Board, NASDAQ National Market System or on the American or New York Stock Exchange for at least ten (10) consecutive trading days.

     On March 1, 2004, the Company sold 50,000 shares for $0.50 per share for a $25,000 promissory note which was paid on August 20, 2004.

     On August 31, 2004, the Company sold 111,800 shares of common stock at $0.50 per share in a private placement.

NOTE C - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2005 and December 31, 2004, the Company had net operating loss carryforwards of $101,995 and $ 23,806, respectively, available to reduce future taxable income expiring through 2024. These losses are subject to limitations imposed under the Internal Revenue Code pursuant to Sections 382 and 383 regarding changes in ownership. Management has determined that it is more likely than not that these carryforwards cannot be utilized in the future, and, accordingly, the tax asset of $ 42,838 and $9,998 has been fully reserved as of December 31, 2005 and December 31, 2004, respectively. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:


                                   For the six months ended
                          ---------------------------------------------
                          December 31, 2005              December 31, 2004
                         --------------------            -------------------

Loss before income taxes   ($69,868)                    ($13,301)
                          ---------                     ---------
                          ---------                     ---------

Computed tax benefit at
  statutory rate:

Federal                   ($23,755)      (34%)           ($4,522)      (34%)

State                       (5,589)       (8%)            (1,064)       (8%)

Net Operating Loss
Valuation reserve          29,344         42%              5,586       (42%)
                          --------       ------          --------     ---------


Total tax benefit           $  --           -%         $    --       $  --%
                          --------       -------       ---------     ---------
                          --------       -------       ---------     ---------


     NOTE D - RELATED PARTY TRANSACTIONS

     During 2004 and through September 30, 2005, the Company utilized the office space provided by its president at no cost to the Company. No rent was paid during these periods because the Company had very limited use of the space and no specific office space was allocated to the Company. Beginning October 1, 2005, the Company began to sublease space at fair value from an entity affiliated with its president. The sublease was month-to-month through January, 2006. Also beginning October 1, 2005, the Company began to reimburse an affiliate of its president the cost of certain office expenses incurred by the Company.

     In March 2004, the Company entered into an agreement with Krovim, LLC ("Krovim"), a principal stockholder of the Company, whereby Krovim agreed to lend the Company up to a maximum of $25,000 at prime plus 2% per annum. No drawdowns have been made to date and there are no formal repayment terms. The agreement has been terminated.

     The president of Rivkalex Corp., a client of the Company, owns 18.8% of the Company's common stock. Revenue from Rivkalex were not significant.

NOTE E - COMMITMENTS

     On August 20, 2004, the Company entered into a three year employment agreement with its president, which shall be extended from year to year after the initial term. The president, who was, until the reverse acquisition, the Company's only officer, does not receive any cash compensation from the Company for his services until the Company's annualized revenues exceed $500,000 on a quarterly basis. At such time, the president shall be entitled to receive a salary of $50,000 per annum.

     In October 2005, the Company's board of directors adopted the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January in each year, commencing January 2007. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and as to the remaining 50% 18 months from the date of grant. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.


NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectable receivables.

NOTE G - SUBSEQUENT EVENTS

     1. On January 24, 2006, the Company effected a two-for-one share distribution with respect to its common stock pursuant to which the Company issued one share of common stock for each share outstanding on the record date, January 24, 2006.

     2. On January 25, 2006, the Company acquired Plaza as a result of the merger of Acquisition Company into Plaza. The acquisition of Plaza was completed in a transaction accounted for as a reverse acquisition. As a result of the reverse acquisition, the business conducted by Plaza became the Company's sole business activity. Plaza provides consulting services to the pharmaceutical and related industries in Puerto Rice. Plaza assists clients to comply with government regulations by offering a full range of consulting services in the areas of: validation and qualification, technology transfer and post-approval changes, technical documentation, environmental safety and occupational health, microbiology/bio-control, process support and project management, compliance and regulatory, training services and computer systems.

     Pursuant to the agreement, Elizabeth Plaza, as the sole stockholder, of Plaza, received:

     -    $10,000,000 cash at the closing;

     -    1,150,000 shares of the Company's common stock at the closing; and

     - The right to receive three payments, each in the amount of $2,750,000, payable on the first, second and third anniversaries of the closing date.

     As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005.

     The Company raised the funds necessary to make the $10,000,000 payment due to Ms. Plaza through the private placement of units consisting of shares of a newly-created series of Series A convertible preferred stock and warrants to purchase common stock (the "Private Placement").

     At the closing, all of the present officers and directors of the Company resigned from their respective positions, except that Mr. Dov Perlysky, who was president and a director of the Company, resigned as an officer, but continued as a director. At the closing, the Company elected four directors, including Ms. Plaza. The other three are independent directors.

     Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options, pursuant to the Company's 2005 Long-Tern Incentive Plan (described below). These options are subject to stockholder approval of the 2005 Long Term Incentive Plan.

     Pursuant to the Plaza Agreement, at the closing, the Company issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with an exercise price of $.06 per share to San Juan Holdings, Inc., the investment banker for Plaza and Ms. Plaza. The Company provided certain demand and piggyback registration rights to Ms. Plaza and San Juan Holdings covering the shares of common stock issued to them at the closing and the shares issuable upon exercise of the warrants issued to San Juan Holdings.


     Valuing the common stock issued to Plaza and San Juan Holdings, Inc. ("SJH") at $0.7344 per share and imputing a 7% interest rate on the three future payments due Ms. Plaza ("the Future Payments") yields a value of the consideration issued by the Company pursuant to the Plaza Agreement as follows:
$18,069,560 ($10 million cash plus $844,560 worth of common stock plus $7,225,000 present value of the Future Payments at 7%) and $2,126,640 paid to SJH ($440,640 worth of common stock plus $1,686,000 for the warrant to purchase 2,500,000 shares of common stock at $0.06/share).

     The following condensed balance sheet summarizes the assets, liabilities and shareholders' equity of Plaza as of November 30, 2005. The actual balance sheet of Plaza as of the closing (January 25, 2006) differs from the balance sheet shown below because under the terms of the Plaza Agreement (i) at closing Plaza must have a tangible net worth of no less than $5.5 million, of which at least $2 million must be cash, and (ii) the Economic Effective Date (as such term is defined in the Plaza Agreement) of the merger is November 30, 2005 which means no income or loss of Plaza is allocated to Ms. Plaza for any period subsequent to November 30, 2005. Thus, Plaza will have a tangible net worth as of January 25, 2006 equal to $5.5 million (of which at least $2 million will be cash) plus an amount equal to the income or loss earned by Plaza during the period December 1, 2005 through January 25, 2006.

Plaza Consulting Group, Inc.
Condensed Balance Sheet as of November 30, 2005
(unaudited) ($ thousands)

Assets
         Cash                                        $1,819
         Accounts Receivable                          5,275
         Other assets                                   478
                                                     -------
         Total Assets                                $7,572
                                                     -------
                                                     -------

Liabilities and Stockholders' Equity
         Accounts Payable                              $648
         Other liabilities                              238
         Total liabilities                             $886

Stockholders' Equity                                 $6,686
                                                     ------
Total liabilities and Stockholders' Equity           $7,572
                                                     ------
                                                     ------



     As a result of the reverse acquisition accounting treatment, Plaza is deemed to be the acquiring company for accounting purposes. As a result, commencing with the quarter ending March 31, 2006, the Company's historical financial statements will be those of Plaza.

     Each share of series A preferred stock sold in the Private Placement automatically converts into 13.616 shares of common stock upon the filing of a certificate of amendment to our certificate of incorporation which increases the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. The board of directors has approved such an amendment, subject to stockholder approval.

     The holders of the series A preferred stock have no dividend rights, except that, if a dividend is declared with respect to the common stock, the holders of the series A preferred stock shall be entitled to dividends on the preferred stock on an "as if converted" basis.

     In connection with the Private Placement, the Company issued warrants to purchase 3,999,700 shares of common stock at an exercise price of $1.10 per share and warrants to purchase an additional 3,999,700 shares of common stock at an exercise price of $1.65 per shares. These warrants expire five years from the closing date and are callable by the Company if the closing price of the common stock is at least twice the exercise price of the warrants for twenty (20) consecutive trading days. The warrants are not exercisable until the amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's common stock has been approved by the Company's stockholders and filed with the Secretary of State of the State of Delaware.

     At the closing of the Plaza Agreement, the Company issued to broker-dealers who assisted the Company in the Private Placement, three-year warrants to purchase an aggregate of 1,439,892 shares of common stock at an exercise price of $0.7344 per shares. The holders of the warrants have piggyback registration rights for the common stock issuable upon exercise of the warrants, which will include a standard underwriters' right to exclude shares, commencing six months after the effective date of the registration statement relating to the shares issuable upon conversion of the series A preferred stock issued to the investors in the Private Placement.

     On January 25, 2006, the Company entered into employment agreements with Elizabeth Plaza and Nelida Plaza. The agreement with Elizabeth Plaza provides that Ms. Plaza will serve as president and chief executive officer of the Company for a period of 18 months, for which she will receive a salary at the annual rate of $250,000. For 18 months thereafter, Ms. Plaza will serve as a consultant for which she will receive compensation at the annual rate of $75,000. During the term of her employment, the Company will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by the compensation committee's board of directors, except that her bonus shall not be less than 4% nor more than 50% of her salary. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate.

     The Company's agreement with Nelida Plaza provides that Ms. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She is also entitled to such bonus compensation as is determined by the compensation committee, not to exceed 50% of her salary. The Company also agreed to make the lease payments on the automobile she currently leases. Such payment are at the annual rate of approximately $11,600. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, the Company is required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision, terminate.

     On January 26, 2006, the Company entered into a one-year consulting agreement with Dov Perlysky, pursuant to which the Company agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky's efforts. This agreement replaced his employment agreement.

     Pursuant to the Company's Long Term Incentive Plan, on January 25, 2006, options to purchase 25,000 shares at $.7344 per share, being the fair market value on the date of grant, were automatically granted to Messrs. Kirk Michel, Howard Spindel and Irving Wiesen. These option grants are subject to stockholder approval of the 2005 Plan.

     For more information on the Plaza Agreement and a description of the business and financial statements of Plaze, reference is made to a Form 8-K filed by the Company with the SEC on January 31, 2006. For more information on the share distribution, reference is made to a Form 8-K filed by the Company with the SEC on January 31, 2006.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     As of December 31, 2005, the Company had generated only $ 32,215 of revenues, had cash on hand of $ 4,397 and had net working capital deficiency of ($25,095).

     Except for assets acquired in connection with the Plaza Agreement, the Company has no agreements to make any material purchases of plant or equipment or any material research and development expenditures during the next twelve months.

Significant estimates and accounting policies are as follows:

Revenue Recognition and Accounts Receivable

     The Company's consulting agreements require monthly fees and/or hourly fees. These fees are recognized as revenue as services are rendered. Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by management through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted.

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

     On January 25, 2006, the Company effected its plan and agreement of merger (the "Plaza Agreement"), among the Company, Plaza Acquisition Corp., a wholly-owned subsidiary of the Company (which became a wholly-owned subsidiary of the Company in October, 2005), Plaza Consulting Group, Inc. ("Plaza") and Elizabeth Plaza, the sole stockholder of Plaza. Pursuant to the Plaza Agreement, Plaza Acquisition Corp. merged into Plaza, with the result that Plaza became a wholly-owned subsidiary of the Company, and Ms. Plaza, as the sole stockholder of Plaza, received:

     -    $10,000,000 cash at the closing;

     -    1,150,000 shares of the Company's common stock at the closing.

     - The right to receive three payments, each in the amount of $2,750,000, payable on the first, second and third anniversaries of the closing date; and


     As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005.

     The Company raised the cash necessary to provide it with the funds to make the $10,000,000 payment due to Ms. Plaza through the sale of a new series of convertible preferred stock.

     As a result of the acquisition of Plaza, our business became the business of Plaza. Information relating to the Plaza's operations and its liquidity and capital resources are discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 under Part I of Item
2.01 in the Company's Form 8-K filed on January 31, 2006.

     For more information on the Plaza Agreement and the business of Plaza, reference is made to a Form 8-K filed by the Company with the SEC on January 31, 2006. For more information on the share distribution, reference is made to a Form 8-K filed by the Company with the SEC on January 31, 2006.

                                     Forward Looking Statements

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

Item 3.  Controls and Procedures


     The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                       PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits:

     31.1 Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 31.1
                                 CERTIFICATION

Elizabeth Plaza, certifies that:

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

4. Lawrence Consulting Group's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) for Lawrence Consulting Group and have:

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

                         /s/ Elizabeth Plaza
                            --------------------------------------
                             Elizabeth Plaza
                             Chief Executive Officer
Exhibit 31.2
                                 CERTIFICATION

Antonio Martinez, certifies that:

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

4. Lawrence Consulting Group's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) for Lawrence Consulting Group and have:

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

5. Lawrence Consulting Group's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reportings to Lawrence Consulting Group's auditors and the audit committee of Lawrence Consulting Group's board of directors (or persons performing the equivalent functions):

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


                         /s/ Antonio Martinez
                            --------------------------------------
                             Antonio Martinez
                             Chief Financial Officer



Dated:  February 16, 2006


EXHIBIT 32.1

                    LAWRENCE CONSULTING GROUP, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of Lawrence Consulting Group, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), Elizabeth Plaza, Chief Executive Officer of the Company, and Antonio Martinez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Elizabeth Plaza                     /s/  Antonio Martinez
    ______________________                   ______________________
    Elizabeth Plaza                          Antonio Martinez
    Chief Executive Officer                  Chief Financial Officer

February 16, 2006

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LAWRENCE CONSULTING GROUP, INC.


                         /s/ Elizabeth Plaza
                            --------------------------------------
                             Elizabeth Plaza
                             Chief Executive Officer


                        /s/ Antonio Martinez
                            --------------------------------------
                            Antonio Martinez
                            Chief Financial Officer


Dated:  February 16, 2006