Form 10QSB
period 2006-01-31
Pharma-Bio Serv, Inc.
filed 2006-03-24
CIK 1304161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-50956

                              PHARMA-BIO SERV, INC.
           (Name of small business issuer as specified in its charter)

            Delaware                                    20-0653570
      (State of Incorporation)                       (I.R.S. Employer
                                                    Identification No.)

              373 Mendez Vigo, Suite 110, Dorado, Puerto Rico 00646
                    (Address of principal executive offices)

                                  787-278-2709
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. |X| yes |_| no

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| yes |X| no

      The number of shares outstanding of the registrant's Common Stock as of March 10, 2006 was 2,301,800.

                              PHARMA-BIO SERV, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2006


                                TABLE OF CONTENTS

                                                                           Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

      Balance Sheets as of January 31, 2006
      (consolidated and unaudited) and
      October 31, 2005 (Plaza-only and audited)                              3

      Statements of Income for the three months
      ended January 31, 2006 and 2005 (unaudited)                            4

      Statements of Cash Flows for the three months
      ended January 31, 2006 and 2005 (unaudited)                            5

      Notes to Financial Statements                                          7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                 21

Item 3 - Controls and Procedures                                            28

PART II OTHER INFORMATION

Item 6 - Exhibits                                                           29

                              PHARMA-BIO SERV, INC.
                                 Balance Sheets
      At January 31, 2006 (consolidated and unaudited) and October 31, 2005
                            (Plaza-only and audited)

                                                                 Consolidated    Plaza-only
                                                                 (unaudited)      (audited)
                                                                   1/31/2006     10/31/2005
                                                                 ------------    ----------
Assets:
Current Assets
  Cash                                                            $ 3,084,214    $1,791,557
  Accounts receivable                                               3,449,022     4,927,422
  Other                                                               219,366       133,611
                                                                  -----------    ----------
Total Current Assets                                                6,752,602     6,852,590

Property and equipment                                                444,006       364,998

Intangible Assets                                                     230,000            --
                                                                  -----------    ----------

Total Assets                                                      $ 7,426,608    $7,217,588
                                                                  ===========    ==========

Liabilities and Stockholders' Equity (Deficiency):
Current Liabilities:
  Current portion-obligations under capital leases                $    36,875    $   47,294
  Accounts payable and accrued expenses                             1,053,726       996,829
  Due to Affiliate - current                                        2,323,701            --
  Income Taxes Payable                                                357,023            --
                                                                  -----------    ----------
Total Current Liabilities                                           3,771,325     1,044,123

Due to Affiliate                                                    4,976,299            --

Other Long-Term Liabilities                                           170,456       192,896
                                                                  -----------    ----------
Total Liabilities                                                   8,918,080     1,237,019
                                                                  -----------    ----------

Stockholder's Equity (Deficiency):
Preferred Stock, $0.0001 par value, Authorized
  2,000,000 shares, of which 1,175,000 shares of Series A
  Convertible Preferred Stock were authorized and outstanding at January 31, 2006, and no shares of Preferred Stock
  were outstanding at October 31, 2005                                  118            --
                                                                -----------    ----------

Common Stock,$0.0001 par value, Authorized 10,000,000 shares,
  Issued and outstanding 2,301,800 shares as of January 31,
  2006 and 1,750,000 shares as of October 31, 2005                      230           175


Additional Paid-In Capital                                         (440,940)           --

Retained Earnings (Deficiency)                                   (1,050,880)   $5,980,394
                                                                -----------    ----------
Total Stockholder's Equity (Deficiency)                          (1,491,472)    5,980,569
                                                                -----------    ----------
Total Liabilities and Stockholders' Equity                      $ 7,426,608    $7,217,588
                                                                ===========    ==========

                              PHARMA-BIO SERV, INC.
                              Statements of Income
              For the Three Months Ended January 31, 2006 and 2005
                                   (Unaudited)

                                                    Three Months
                                                  Ended January 31,
                                               -----------------------
                                               Consolidated    Combined
                                                   2006         2005
                                               ------------   ----------

REVENUES                                         $3,410,482   $4,695,999

COST OF REVENUES                                  2,033,339    2,657,847

GROSS PROFIT                                      1,377,143    2,038,152

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        620,377      458,940

DEPRECIATION & AMORTIZATION                          30,144       19,741
                                                 ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES            726,622    1,559,471

PROVISION FOR INCOME TAXES                          357,023      611,036
                                                 ----------   ----------

NET INCOME                                       $  369,599   $  948,435
                                                 ==========   ==========

INCOME PER COMMON SHARE                          $     0.21   $     0.54
  - BASIC

INCOME PER COMMON SHARE
  - DILUTED                                      $     0.11   $     0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                             1,791,985    1,750,000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                           3,295,755    1,750,000

                              PHARMA-BIO SERV, INC.
                             Statements of Cash Flows
              For the Three Months Ended January 31, 2006 and 2005
                                   (Unaudited)

                                                                 Three Months
                                                               Ended January 31,
                                                          ---------------------------
                                                          Consolidated     Combined
                                                              2006            2005
                                                          ------------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period                          $    369,599    $   948,435
Loss on Disposition of Assets                                    3,664             --
Depreciation                                                    30,144         19,741
Decrease in Accounts Receivable                              1,481,192        112,904
(Increase) in Other Assets                                     (65,744)        (4,163)
Increase in Liabilities                                        208,849        289,513
                                                          ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  2,027,704    $ 1,366,430
                                                          ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Assets                                             (72,595)            --
(Decrease) in Property and Equipment                           (14,433)       (51,720)
                                                          ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     $    (87,028)   $   (51,720)
                                                          ------------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Series A Preferred Stock    $ 10,171,500             --
Payment for purchase of stock in Plaza Consulting Group     (9,900,000)            --
Payment for non-compete covenant                              (100,000)            --
Payments on Lease Obligations                                   (8,649)        (9,818)
Distributions                                                 (834,115)      (890,129)
                                                          ------------    -----------
NET CASH USED IN FINANCING ACTIVITIES                     $   (671,264)   $  (899,947)
                                                          ------------    -----------

NET INCREASE IN CASH                                      $  1,269,412    $   414,763
                                                          ============    ===========

CASH - BEGINNING OF PERIOD                                $  1,814,802    $ 3,094,839
                                                          ============    ===========

CASH - END OF PERIOD                                      $  3,084,214    $ 3,509,602
                                                          ============    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the three-month period ended January 31, 2006, the Company incurred in the following non-cash transactions:

      1. The Company retired property and equipment with a cost of $54,352, book value of $27,876 and outstanding debt of $24,212 resulting in a loss of $3,664.

      2. The Company acquired a validation service company for a total purchase price of $300,000 of which $100,000 was paid before January 31, 2006 and $200,000 will be paid subsequently.

      3. Subject to the acquisition of Plaza Consulting Group, Inc., a deferred payment of $8,250,000 including $1,025,000 of imputed interest is due to an officer.

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

      These financial statements should be read in conjunction with the audited financial statements of Plaza Consulting Group ("Plaza") for the year ended October 31, 2005 and the notes thereto contained in the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2006.

      Pharma-Bio Serv, Inc., formerly Lawrence Consulting Group, Inc. (the "Company"), was organized under the laws of the State of Delaware on January 14, 2004. The Company is the parent company of Plaza, a Puerto Rico corporation, which operates in Puerto Rico under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical and biotechnology industries.

      The accompanying financial statements present the accounts of the Company and Plaza. All intercompany transactions and balances have been eliminated in consolidation.

      The statements of operations and of cash flows for the three month period ended January 31, 2006 include consolidated financial information of the Company and Plaza and the same statements for the comparative period ended January 31, 2005 include combined financial information for both entities.

Share Distribution

      On January 24, 2006, the Company effected a two-for-one share distribution with respect to its common stock pursuant to which the Company issued one share of common stock for each share outstanding on the record date, January 24, 2006. All share and per share information in these financial statements give retroactive effect to this share distribution.

Reverse Acquisition

      On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among the Company, Plaza Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Company"), Plaza and Elizabeth Plaza, the sole stockholder of Plaza, the Company acquired Plaza. The acquisition was effected by the merger of Acquisition Company into Plaza. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of the Company's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009.

      At the closing, all of the present officers and directors of the Company resigned from their respective positions, except that Mr. Dov Perlysky, who was president and a director of the Company, resigned as an officer, but continued as a director. At the closing, the Company elected four directors, including Ms. Plaza. The other three are independent directors.

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


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

      As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005. Subject to the requirement that Plaza have at least $2,000,000 in cash as of November 30, 2005, the purchase price is to be adjusted upward or downward depending on the net tangible book value, determined as provided in the Plaza agreement. This provision will result in an additional payment to Ms. Plaza in the amount of up to $131,734 of which $75,000 will be paid during the second quarter 2006 and payment of the balance will be subject to the subsequent resolution of certain tax withholding issues related to the period prior to the reverse transaction.

      The Company raised the funds necessary to make the $10,000,000 payment due to Ms. Plaza through the private placement of units consisting of shares of a series A preferred stock and warrants to purchase 7,999,400 common stock. The series A preferred stock is automatically convertible into 15,998,800 shares of common stock upon an increase in the Company's authorized common stock. See Note C.

      The acquisition of Plaza and the private placement resulted in a change of control of the Company. As a result of the reverse acquisition accounting treatment, Plaza is deemed to be the acquiring company for accounting purposes. Because the reverse acquisition resulted in the former owners of Plaza, together with the purchasers in the private placement who purchased the series A preferred stock and warrants in connection with the acquisition of Plaza, gained control of the Company, the transaction is accounted for as a reverse acquisition. Effective on the acquisition date, the Company's balance sheet includes the assets and liabilities of Plaza and its equity accounts have been recapitalized to reflect the equity of Plaza. In addition, effective on the acquisition date, and for all reporting periods thereafter, the Company's operating activities, including any prior comparative periods, will include only those of Plaza.

      The stockholder's equity reflected in the balance sheet at October 31, 2005 has been restated to reflect the reverse acquisition.

Summary of Significant Accounting Policies

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

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      Fair Value of Financial Instruments

      The carrying value of the Company's financial instruments (excluding obligations under capital leases and amount due to affiliate): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to short period to maturity.

      Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

      Revenue Recognition

      The Company's recognizes revenues in the month when services are rendered to customers. In the case of fixed-fee contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

      Accounts Receivable

      Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

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

      Plaza, from its inception until January 25, 2006, was covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that its taxable income is taxed to the stockholders and therefore there is no income tax liability for that period. After the completion of the reverse acquisition, Plaza and the Company are no longer eligible for treatment as a Subchapter N corporation. Pursuant to the Plaza Agreement, (i) any taxes which are payable as a result of the reverse acquisition and Plaza's resulting loss of its Subchapter N status under the Puerto Rico tax laws, shall be paid by Ms. Plaza, and (ii) the Company, and not Ms. Plaza, is responsible for taxes on Plaza's income from December 1, 2005 until the closing date, January 25, 2006. See Note F.

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      Property and equipment

      Property and equipment is stated at cost. Depreciation is provided using the straight-line basis over the estimated useful lives of the assets. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred

      Intangible assets

      The goodwill reflects the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of assets of a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The Company's policy is to periodically evaluate the goodwill to determine whether there is any impairment. See Note E.

      Covenant not to compete of $100,000 at January 31, 2006 represents the portion of the payment made in connection with the purchase of the Plaza stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Plaza agreed not to compete with the Company for a period of five years. This amount will be amortized on the straight-line method over the term of the non-competition covenant. Current portion amounting to $20,000 is included in the other current assets caption in the accompanying balance sheet.

      Stock-based Compensation

      Through the quarter ended January 31, 2006, the Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans in accordance with APB Opinion No. 25 and related interpretations whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation is calculated using the fair value method of accounting for stock options issued to employees. The Company's pro forma information is as follows:

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


                                                           Three Months
                                                         Ended January 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

Net income                                           $   369,599    $   948,435
Deduct:  Stock-based employee compensation
  as determined under the fair value method, net
  of tax effect                                          539,859             --
                                                     -----------    -----------
Pro forma net income (loss) attributable
  to common stockholders                             $  (170,251)   $   948,435
                                                     ===========    ===========
Basic earnings (loss) per share of common stock:
  As reported                                        $      0.21    $      0.54
  Pro forma                                          $     (0.10)   $      0.54

Diluted earnings (loss) per share of common stock:
  As reported                                        $      0.11    $      0.54
  Pro forma                                          $     (0.05)   $      0.54


      Income Per Share of Common Stock

      Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the number of shares outstanding represented the shares received by Plaza, and (ii) for the period after the transaction, the number of share outstanding represented the shares of the Company that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the convertible preferred stock and the stock warrants were deemed to be outstanding from the date of issuance to the end of the reporting period.

              Three months
                 ended
               January 31,
             -------------
              2006    2005
             -----   -----

   Basic     $0.21   $0.54

   Diluted   $0.11   $0.54

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


NOTE  B - RECENT ACCOUNTING PRONOUNCEMENTS

      1. In March 2005, the FASB issued Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Statement 143 acknowledges that in some cases, sufficient information may not be available to a reasonably estimate the fair value of an asset obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this interpretation are effective no later than the end of fiscal years ending after December 15, 2005 Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

      2. In December 2004, the FASB issued Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company does not expect that the adoption of FAS-153 will have a material impact on its results of operations and financial position.

      3. In December 2004, the FASB published Statement No. 123R requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements, including share option restricted plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement No. 123(R) replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which will be the quarter beginning February 1, 2006. One of the effects of the application of FASB123R is to treat the value (as properly determined) of the options as compensation to the grantees, thus increasing the company's selling, general and administrative expenses.

      4. In May 2005, the FASB issued Statement No. 154 "Accounting for Changes and Errors Corrections.' This Statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle.

      This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When its is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retroactive application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS 154 will have a material impact on its consolidated results of operations and financial position.

NOTE C - CAPITAL TRANSACTIONS

      On January 25, 2006, contemporaneously with the consummation of the acquisition, the Company sold, in a private placement, 47 units, each unit consisting of 25,000 shares of series A preferred stock, warrants to purchase 85,100 shares of common stock at $1.10 per share and warrants to purchase 85,100 shares of common stock at $1.65 per share. In the private placement, the Company issued an aggregate of 1,175,000 shares of series A preferred stock (which are convertible into an aggregate of 15,998,800 shares of common stock), warrants to purchase 3,999,700 shares of common stock at $1.10 per share, and warrants to purchase 3,999,700 shares of common stock at $1.65 per share, to 42 accredited investors. The Company paid brokerage commissions of 10% of the gross purchase price and an aggregate non-accountable expense allowance of 3% of the gross purchase price with respect to the units sold. In certain cases, the broker waived the commission and non-accountable expense allowance, and the investor paid the purchase price less the commission and non-accountable expense allowance. The purchase price for the 47 units sold was $11,750,000. Broker-dealers waived commission and non-accountable expense allowance with respect to $628,750, the Company paid commissions and non-accountable expense allowances totaling $898,750, and the Company issued warrants to purchase an aggregate of 1,439,892 shares of common stock. The warrants have an exercise price of $.7344 per share and a term of three years.

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      Each share of series A preferred stock automatically converts into 13.616 shares of common stock upon the filing of a certificate of amendment to our certificate of incorporation which increases the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. The board of directors has approved such an amendment, subject to stockholder approval.

      The holders of the series A preferred stock have no dividend rights, except that, if a dividend is declared with respect to the common stock, the holders of the Series A preferred stock shall be entitled to dividends on the preferred stock on an "as if converted" basis.

      These warrants issued in the private placement expire five years from the closing date and are callable by the Company if the closing price of the common stock is at least twice the exercise price of the warrants for twenty (20) consecutive trading days. The warrants are not exercisable until the amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's common stock has been approved by the Company's stockholders and filed with the Secretary of State of the State of Delaware.

      The holders of the series A preferred stock and the warrants issued in the private placement have demand and piggyback registration rights.

NOTE D - PROPERTY & EQUIPMENT

The balance of property and equipment, as of January 31, 2006 and October 31, 2005 consists of:

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


                                 Useful
                                  Life     January 31,    October 31,
                                 (years)       2006           2005
                                 -------   -----------    -----------

Vehicles                               5   $   221,434    $   273,086
Leasehold improvements                 5        64,895         64,895
Computers                              3       121,796         81,395
Equipment                              5       116,810         22,885
Furniture and fixtures                10        67,907         67,907
                                           -----------    -----------
    Total                                  $   592,842    $   510,168
Less: Accumulated depreciation
  And amortization                            (148,836)      (145,170)
                                           -----------    -----------
Property and equipment, net                $   444,006    $   364,998
                                           ===========    ===========


NOTE E -  PURCHASE OF ASSETS

      On January 9, 2006, Plaza acquired certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries for $300,000. The seller was an individual who has since become the Company's executive vice president and chief operating officer. The acquired assets include equipment ($150,000) and goodwill ($150,000) for a client list and a validation compliance service business. One-third of the purchase price was paid in January 2006, one-third is payable on March 31, 2006 and one-third is payable on June 30, 2006. The Company also hired eleven former employees of the business.

NOTE F - INCOME TAXES

      The Company's taxable income is subject to the Puerto Rico income tax at the 20% to 39% rates provided by the 1994 Puerto Rico Internal Revenue Code, as amended.

      Provision for income tax is computed at statutory rates applied to income calculated in accordance with the accounting practices described herein and as shown in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

      The Company's actual income tax expense for the three-month period ended January 31, 2006 differs from the theoretical income tax provision as a result of the following facts:

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      Theoretical income tax expense by
      application of statutory rates to the
      book pre-tax income                      $283,383

      Effect of permanent difference between
      book and tax income                        73,640
                                               --------
      Income tax expense                       $357,023
                                               ========


NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

      On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of the Company's common stock. In addition, the Company will pay Ms. Plaza three payments of $2,750,000, including inputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009 as follows:


                            January 31,          Amount
                      ----------------------  -----------
                      2007                    $ 2,750,000
                      2008                      2,750,000
                      2009                      2,750,000
                                              -----------
                      Total Payments            8,250,000
                      Less: inputed interest   (1,025,000)
                                              -----------
                      Present value of
                       minimum payments         7,225,000
                      Less: current portion    (2,248,701)
                                              -----------
                      Long-term portion       $ 4,976,299
                                              ===========


      The current portion of the due to affiliate as reflected in the balance sheet also includes $75,000 due to her for the excess of the Net Tangible Book Value determined as provided in the Plaza agreement explained in Note A.

                    Current portion of deferred
                     purchase price              $2,248,701

                    Net Tangible Book Value
                     excess, payable in
                     2nd Quarter 2006                75,000
                                                 ----------
                    Due to affiliate -
                     current portion             $2,323,701
                                                 ==========

      San Juan Holdings represented Plaza and Elizabeth Plaza in connection with the reverse acquisition. For such services, the Company issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $.06 per share, to San Juan Holdings. In the Company's private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. The Company also paid an affiliate of San Juan Holdings a broker's commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and the Company issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $.7344 per share.

NOTE H - COMMITMENTS

      1. Contracts

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


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

      The Company's agreement with Nelida Plaza provides that Ms. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She is also entitled to such bonus compensation as is determined by the compensation committee, not to exceed 50% of her salary. The Company also agreed to make the lease payments on the automobile she currently leases. Such payments are at the annual rate of approximately $11,600. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, the Company is required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision, terminate.

      On January 26, 2006, the Company entered into a one-year consulting agreement with Dov Perlysky, pursuant to which the Company agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky's efforts. This agreement replaced his employment agreement.

      2. Lease commitments

      Capitalized lease obligations -As of January 31, 2006 and October 31, 2005, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 and $273,086 (accumulated depreciation of $33,646 and $46,058), respectively. Depreciation expense for these assets amounted to $3,594 and $33,968 in quarters ended January 31, 2006 and 2005, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at January 31, 2006:

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


Year ending January 31,                                Amount
--------------------------------------------------   ---------
 2007                                                $  48,360
 2008                                                   48,360
 2009                                                   48,360
 2010                                                   66,947
 2011                                                   24,704
                                                     ---------
Total minimum lease payments                         $ 236,731
Less: Amount of imputed interest                       (29,400)
                                                     ---------
Present value of minimum lease payments              $ 207,331
Current portion of obligation under capital leases     (36,875)
                                                     ---------
Long-term portion                                    $ 170,456
                                                     =========


      Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements with the following terms:

                             Monthly
Description                   Rent             Commitment Term
--------------------------   -------   -------------------------------

Main resources facilities    $ 3,200   Ending in October 2007
Human resources facilities   $ 1,850   Ending in April 10, 2006
Housing for employees        $ 1,800   Ending in January 2006
Land                         $ 1,000   Ten years until July 2013
Hilltown office space        $ 2,720   Monthly beginning February 2006


      The first three leases listed in the table are with the chief executive officer of an affiliate of the chief executive officer.

      The following are the future minimum annual rent payments during each of the next five years and thereafter:

      Year           Amount
      ----------   --------
      2007         $ 55,950
      2008           40,800
      2009           12,000
      2010           12,000
      2011           12,000
      Thereafter     12,000
                   --------
                   $157,750
                   ========

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      Rent expense during the three-month period ended January 31, 2006 and for the year ended October 31, 2005 amounted to $26,300 and $71,026, respectively.

NOTE I - STOCK OPTIONS

      In October 2005, the Company's board of directors adopted the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible of discretionary options. However, each newly elected independent director receives a the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and as to the remaining 50% 18 months from the date of grant. Pursuant to this provision, on January 25, 2006, options to purchase 25,000 shares at $.7344 per share, being the fair market value on the date of grant, were automatically granted to each of the three independent directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

      Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options, pursuant to the Company's 2005 Long-Term Incentive Plan . Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Plaza options and 23 additional Plaza employees.

      All of the foregoing option grants are subject to stockholder approval of the 2005 Long Term Incentive Plan.

      Pursuant to the Plaza Agreement, the Company agreed that it would issue 100 shares of common stock to each of Plaza's eligible employees. Such shares will not be issued until we are eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J - CONCENTRATION OF RISKS

                              PHARMA-BIO SERV, INC.
                   Notes to Consolidated Financial Statements
                          January 31, 2006 (Unaudited)


      The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

      The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico, and a small number of customers have accounted for a significant percentage of its revenue. For the quarter ended January 31, 2006, three customers accounted for approximately 68.1% of revenue. Two of these customers accounted for approximately 63.4% of revenue in the quarter ended January 31, 2005. The same customers had an outstanding balance at January 31, 2006 and 2005 representing 63.4% and 74.8% of the total receivables, respectively. The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. However, the loss or significant decline in business from any of its major customers could have a material effect upon its revenue and income.

NOTE K - RETIREMENT PLAN

      The Company has a qualified profit sharing in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended January 31, 2006 and 2005 were $7,537 and $5,016, respectively.

NOTE L - SUBSEQUENT EVENTS

      1. On February 22, 2006, the Company changed its fiscal year to the fiscal year ended October 31. The change in fiscal year is reflected in the Form 10-QSB for the quarter ended January 31, 2006. The change of fiscal year results from the acquisition of Plaza.

      2. On February 27, 2006, the Company filed a certificate of ownership and merger merging our wholly-owned subsidiary, Pharma-Bio Serv, Inc., into the Company. As a result of the filing of this certificate, our corporate name was changed to Pharma-Bio Serv, Inc. At the time of the filing of the certificate of ownership and merger, the subsidiary had no assets and the transaction was effected solely to change the Company's name.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the financial statements of the Company and the related notes. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see "Forward Looking Statements."

Overview

      The Company is a validation and compliance consulting service firm in Puerto Rico. The validation and compliance consulting service market in Puerto Rico consists of local validation and compliance consulting firms, U.S. dedicated validation and compliance consulting firms and large publicly traded and private U.S. and foreign engineering and consulting firms. The Company provides a broad range of compliance and validation consulting services. The Company has been successful in utilizing its favorable market reputation to secure contracts with many major drug manufacturers throughout Puerto Rico. The Company markets its services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the U.S. and Europe through their Puerto Rico operations. The Company's staff includes more than 140 experienced engineering and life science professionals, and includes former FDA investigators, former quality assurance managers or directors, and experienced and well-trained professionals with masters and doctorates in health sciences and engineering.

      The Company's revenue is derived from time and materials contracts, where the clients are charged for the time, materials and expenses incurred on a particular project, from fixed-fee contracts or from "not to exceed" contracts in which the value of the contract to the Company cannot exceed a stated amount. For time and materials contracts, the Company's revenue is principally a function of the number of its compliance and validation professional employees and the volume of hours billed per professional. To the extent that the Company's revenue is based on fixed-fee or "not to exceed" contracts, its ability to operate profitably is dependent upon its ability to estimate accurately the costs that it will incur on a project. If the Company underestimates its costs on any contract, it would sustain a loss on the contract.

      The Company believes the most significant factors to achieving future business growth are the ability to (a) continue to provide quality value-added validation and compliance services to its clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand its products and services to address the expanding compliance needs of the its clients; and (d) expand the Company's market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of its clients.

      The Company's business has been dependent upon a small number of clients. During the three months ended January 31, 2006 and the years ended October 31, 2005 and 2004, a very small number of clients accounted for a disproportionately large percentage of the Company's revenue. For the three months ended January 31, 2006, three customers accounted for approximately 68.1% of revenue. For the year ended October 31, 2005, two of these three customers accounted for approximately 62.4% of revenue, and for the year ended October 31, 2004, these two customers accounted for approximately 65.0% of revenue. The loss of or significant reduction in the scope of work performed for any major customer could impair the Company's ability to operate profitably. In particular, the Company had a contract with its largest customer which expired on December 31, 2005. Although this contract was extended through March 2006, the level of business has significantly declined from the prior year.

      On January 9, 2006, the Company acquired, for $300,000, from the individual who is now the Company's executive vice president and chief operating officer, certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and a validation compliance service business. One-third of the purchase price was paid in January 2006, one-third is payable on March 31, 2006 and one-third is payable on June 30, 2006. The Company also hired eleven former employees of the business. This acquisition was made pursuant to the Company's strategy to expand its operations beyond Puerto Rico and Puerto Rico businesses with a view to lessening the Company's dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the quarter ended January 31, 2006 were not significant, and the Company cannot give assurance that any significant revenues will be derived from these operations.

      The principal components of the Company's costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. The Company faces increasing labor costs which the Company seeks to pass on to its customers through increases in its rates. However, there is often a delay between the increase in the Company's costs and the increases in its billing rate, which may result in a reduced gross margin during that period. Although the Company has been successful in the past in being able to increase its billing rates to reflect its increased labor costs, the Company cannot give any assurance that it will continue to be able to do so.

      During the three months ended January 31, 2006, the Company's total expenses include approximately $211,000 of non-recurring financial advisory, legal and accounting transaction expenses directly related to the acquisition of Plaza.

      As a condition to closing, the Company was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005, with the excess to be paid to Elizabeth Plaza, the selling stockholder. The amount due to Ms. Plaza under this provision is estimated at $75,000.

      As part of the consideration for the purchase of Plaza are three payments, each in the amount of $2,750,000, which are payable to Elizabeth Plaza on January 25, 2007, 2008 and 2009. The first payment, net of imputed interest, is a current liability at January 31, 2006, and, together with the costs incurred by the Company in connection with the acquisition of Plaza and the additional cash payment due Ms. Plaza, is a significant factor in the reduction in the Company's working capital at January 31, 2006, as discussed under "Liquidity and Capital Resources."

      On January 25, 2006, the Company acquired Plaza in a transaction which is accounted for as a reverse acquisition, with Plaza being deemed the accounting acquiror. Pursuant to the acquisition agreement, the Company paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of the Company's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

Cash and cash equivalents - For purposes of the statements of cash flows, cash and cash equivalents include liquid investments with original maturities of three months or less.

Revenue Recognition - The Company recognizes revenues in the month when services are rendered to customers. In the case of fixed-fee contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

Bad Debt - Bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Property and Equipment -- Property and equipment is stated at cost. Depreciation is provided using the straight-line basis over the estimated useful lives of the assets. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

Income Taxes -- The Company elected from its inception until January 25, 2006, when the Company acquired Plaza, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that the Company pays no income taxes since the taxable income is taxed to the Company's stockholders. Under the provisions of Puerto Rico Code, the Company pays the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of its taxable income. These payments, and any income tax withheld, are included in the amount of distributions to stockholder in the Company's financial statements.

Commencing with the acquisition of Plaza on January 25, 2006, the Company will be tax based on its taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code. The financial statements for the three months ended January 31, 2006 and 2005 reflect a provision for income taxes based on the applicable provisions of the Puerto Rico Code, since the income was earned in Puerto Rico.

Concentration of credit risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company maintains its bank account in a high quality financial institution. While the Company attempts to limit any financial exposure, its deposit balances frequently exceed federally insured limits; however, no losses have been experienced on this account.

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico. Approximately $2.3 million, or 68.1%, of the revenues in the January 31, 2006 quarter were generated by three customers. Two of these customers accounted for revenue of approximately $3.0 million, or 63.4%, of revenue for the January 31, 2005 quarter. The same customers had an outstanding balance at January 31, 2006 and 2005 representing 63.4% and 74.8% of the total receivables, respectively. The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Retirement Plan -- The Company adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document, amounting to $7,537 for the January 31, 2006 quarter and $5,016 for the January 31, 2005 quarter.

Stock Option Plan --During the year ended October 31, 2004, Plaza granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which Plaza deemed to be the fair value of its common stock.. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with the acquisition of Plaza, these options were cancelled and the Company granted the option holders options to purchase an aggregate of 776,186 shares of common stock and issued options to purchase an additional 623,814 shares of common stock, in addition to options to purchase 75,000 shares of common stock which were granted to our directors. All options granted by the Company have an exercise price of $.7344, a term of five years and are exercisable in installments. The grants by the Company are subject to stockholder approval of the plan pursuant to which the options were issued.

Fair value of financial instruments - The carrying value of the Company's financial instruments (excluding obligations under capital leases): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to short period to maturity.
The Company believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143 "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Management does not expect that the application of this standard will have any effect on the Company's results of operations or financial condition.

      In December 2004, the FASB issued FASB Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect that the adoption of FAS-I53 will have a material impact on its results of operations and financial position.

      In December 2004, the FASB issued a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." This Statement, No. 123R, supersedes SPB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guide. This Statement establishes standards for the accounting for transactions in which an entity exchanges instruments for goods and services. It also addresses transactions in which an entity incurs in liabilities in exchange of goods and services that are based on the fair value of the entity's equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. The Company is required to comply with Statement 123R beginning with the quarter ended April 30, 2006. As a result of the implementation of Statement 123R, the grant of options will be treated as compensation based on the value of the option, which will increase the Company's selling, general and administrative expenses.

      In May 2005, the FASB issued FASB Statement No. 154 "Accounting for Changes and Errors Corrections." This Statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When its is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retroactive application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company does not expect that the adoption of FAS-154 will have a material impact on its results of operations and financial position.

Results of Operations

      The following table sets forth our statements of operations for the three months ended January 31, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

                                              Three Months Ended January 31,
                                              ------------------------------
                                                 2006              2005
                                                 ----              ----
Revenue                                     $3,410   100.0%   $4,695   100.0%
Cost of revenue                              2,033    59.6%    2,657    56.6%
Gross profit                                 1,377    40.4%    2,038    43.4%
Selling, general and administrative costs      620    18.2%      458     9.8%
Depreciation and amortization                   30     0.9%       20     0.4%
Income before income taxes                     727    21.3%    1,559    33.2%
Provision for income taxes                     357    10.5%      611    13.0%
Net income                                     370    10.8%      948    20.2%


Quarter Ended January 31, 2006 Compared to Quarter Ended January 31, 2005

Revenues. Revenues for the first quarter 2006 were $3.4 million, a decrease of approximately $1.3 million, or 27.4%, compared to first quarter 2005 revenues. This decline reflected a decrease in revenue of approximately $1.3 million in the quarter ended January 31, 2006 from the comparable quarter of the prior year from the two companies which were our two largest customers in both the quarter ended January 31, 2005 and the year ended October 31, 2005. This decline is revenue from the Company's largest customers reflected an overall decline in revenue for the quarter, which was partially offset by revenues of approximately $630,000 from a customer that generated revenue of $7,000 in the January 31, 2005 quarter.

Cost of Revenues; Gross Margin. The Company's gross margin decreased from 43.4% to 40.4% during the first quarter of 2006 as compared to the first quarter of 2005. The reduction of gross margin was attributable to increased labor costs.

Total Expenses. Total expenses were approximately $620,000 during first quarter of 2006, an increase of approximately $172,000, or 35.9%, from first quarter of 2005. The increase in total expenses was the result of approximately $211,000 of non-recurring transaction expenses associated with the merger transaction.

Provision for Income Taxes. The increase in the provision for income tax as a percentage of income before income taxes increased from 39.1% in the January 31, 2005 quarter to 49.1% in the January 31, 2006 quarter results from the effects of a permanent difference between book income and tax income.

Net Income. As a result of the Company's decline in revenues, combined with a lower gross margin resulting from inefficiencies caused by the decline in revenue and the increase in selling, general and administrative expenses, the Company's net income for the January 31, 2006 quarter decreased to approximately $370,000, or $.21 per share (basic) and $.11 per share (diluted), a decline of approximately $579,000, or 61.04%, from net income approximately $948,000, or $.54 per share (basis and diluted), for the January 31, 2005 quarter.

Liquidity and Capital Resources

      Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At January 31, 2006, the Company had working capital of approximately $3.0 million, a decrease of $2.8 million from the working capital at October 31, 2005 of $5.8 million. Although the Company generated approximately $2.0 million from operations in the quarter ended January 31, 2006, this increase was offset by the current obligation of $2.75 million payable to Elizabeth Plaza in connection with the acquisition of Plaza. The Company also has long term obligations to Ms. Plaza for the payments of $2.75 million due in January 2008 and 2009. The Company raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Elizabeth Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses.

      For the three months ended January 31, 2006 and 2005, the Company made cash distributions of approximately$500,000 and $900,000, respectively, to or on behalf of Elizabeth Plaza.

      The Company's primary cash needs consist of payment of compensation to its professional employees, overhead expenses and payment to the Puerto Rico Secretary of the Treasury in respect of income allocable to Ms. Plaza. The Company has a line of credit of $250,000 secured by the personal guarantee of the Company's chief executive officer who, at the time the credit line was established, was Plaza's sole stockholder. This line of credit bears interest at 2.00% over the prime rate and was unused at January 31, 2006.

      Management believes that based on current levels of operations and anticipated growth, cash flows from operations, high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

      While uncertainties relating to competition, the industries and geographical regions served by the Company and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Forward Looking Statements

      This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Form 8-K which was filed on January 31, 2006 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-KSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

                         PHARMA-BIO SERV, INC.

                         /s/ Elizabeth Plaza
                         -------------------
                             Elizabeth Plaza
                             Chief Executive Officer

                         /s/ Antonio Martinez
                         --------------------
                             Antonio Martinez
                             Chief Financial Officer

Dated:  March 22, 2006