Form 10QSB
period 2006-04-30
Pharma-Bio Serv, Inc.
filed 2006-06-15
CIK 1304161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2006

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

      The number of shares outstanding of the registrant's Common Stock as of June 14, 2006 was 18,315,001.

                              PHARMA-BIO SERV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2006


                                TABLE OF CONTENTS

                                                                           Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheet as of April 30, 2006
      (unaudited)                                                             3

      Consolidated Statements of Income for the three month
      period and the six month period ended April 30, 2006, and
      Plaza-Only Statements of Income for the three month
      period and the six month period ended April 30, 2005
      (unaudited)                                                             4

      Consolidated Statements of Cash Flows for the three month
      period and the six month period ended April 30, 2006, and
      Plaza-Only Statements of Cash Flows for the three month
      period and the six month period ended April 30, 2005
      (unaudited)                                                             5

      Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the three-month periods ended January 31, 2006 and April 30, 2006 (unaudited), and Plaza-Only Statement of Changes in Stockholder's
      Equity for the year ended October 31, 2005 (audited)                    6

      Notes to Financial Statements                                           7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                  20

Item 3 - Controls and Procedures                                             29

PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                 29

Item 6 - Exhibits                                                            29

                              PHARMA-BIO SERV, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                AT APRIL 30, 2006


Assets:
Current Assets
  Cash                                                              $ 2,249,944
  Accounts receivable, including unbilled revenues of $295,440        4,942,851
  Other                                                                 322,077
                                                                    -----------
Total Current Assets                                                  7,514,872

Property and equipment                                                  413,866

Other assets, mainly intangible assets                                  238,017
                                                                    -----------

Total Assets                                                        $ 8,166,755
                                                                    ===========

Liabilities and Stockholders' Equity Deficiency:
Current Liabilities:
  Current portion-obligations under capital leases                  $    37,316
  Accounts payable and accrued expenses                               1,165,702
  Due to affiliate - current                                          2,501,914
  Income taxes payable                                                   56,115
                                                                    -----------
Total Current Liabilities                                             3,761,047

Due to affiliate                                                      5,063,690

Other Long-Term Liabilities                                             161,473
                                                                    -----------
Total Liabilities                                                     8,986,210
                                                                    -----------

Stockholders' Equity Deficiency:

Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding                                          --

Common Stock,$0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 18,315,001 shares                                  1,831

Accumulated deficit                                                    (821,286)
                                                                    -----------
Total Stockholders' Equity Deficiency                                  (819,455)
                                                                    -----------

Total Liabilities and Stockholders' Equity Deficiency               $ 8,166,755
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                              PHARMA-BIO SERV, INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE-MONTH PERIODS AND THE
                SIX-MONTH PERIODS ENDED APRIL 30, 2006 AND 2005

                                          THREE MONTHS ENDED APRIL 30,          SIX MONTHS ENDED APRIL 30,
                                         ------------------------------        ------------------------------
                                         CONSOLIDATED        PLAZA-ONLY        CONSOLIDATED        PLAZA-ONLY
                                             2006               2005               2006               2005
                                         -----------        -----------        -----------        -----------
REVENUES                                 $ 3,804,703        $ 5,067,084        $ 7,208,885        $ 9,760,083

COST OF REVENUES                           2,233,166          2,456,983          4,266,505          5,114,830
                                         -----------        -----------        -----------        -----------

GROSS PROFIT                               1,571,537          2,610,101          2,942,380          4,645,253

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      639,181            470,935          1,064,435            919,586

DEPRECIATION AND AMORTIZATION                 58,796             15,772             88,940             35,513
                                         -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX                     873,560          2,123,394          1,789,005          3,690,154

INCOME TAX                                   398,305                 --            420,178                 --
                                         -----------        -----------        -----------        -----------

NET INCOME                               $   475,255        $ 2,123,394        $ 1,368,827        $ 3,690,154
                                         ===========        ===========        ===========        ===========


BASIC EARNINGS PER COMMON SHARE          $      0.14        $      1.21        $      0.53        $      2.11

DILUTED EARNINGS PER COMMON SHARE        $      0.02        $      1.21        $      0.11        $      2.11

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - BASIC                        3,381,342          1,750,000          2,573,492          1,750,000

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - DILUTED                     22,066,604          1,750,000         12,532,780          1,750,000

        The accompanying notes are an integral part of these statements.

                              PHARMA-BIO SERV, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE-MONTH PERIODS AND THE
                SIX-MONTH PERIODS ENDED APRIL 30, 2006 AND 2005

                                                                 Three months ended April 30,    Six months ended April 30,
                                                                 ----------------------------    ----------------------------
                                                                 Consolidated     Plaza-Only     Consolidated     Plaza-Only
                                                                     2006            2005            2006            2005
                                                                 ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                        $    475,255    $  2,123,394    $  1,368,827    $  3,690,154
Loss (gain) on disposition of property and equipment                       --              --           3,664              --
Depreciation and amortization                                          58,796          15,772          88,940          35,513
Bad debts expense                                                          --          32,200              --          32,200
Imputed interest expense                                              127,216              --         127,216              --
Decrease (increase) in accounts receivable                         (1,493,829)       (943,957)        (12,037)       (990,309)
Decrease (increase) in other assets                                  (135,728)           (154)       (258,206)         (4,317)
Increase (decrease) in liabilities                                    146,218         199,603          (3,704)       (123,820)
                                                                 ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (822,072)      1,426,858       1,314,700       2,639,421
                                                                 ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (3,656)        (40,620)        (90,684)        (92,340)
Cash acquired as part of the acquisition of Plaza                          --              --          28,943              --
                                                                 ------------    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (3,656)        (40,620)        (61,741)        (92,340)
                                                                 ------------    ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock                              --              --      10,000,000              --
Payment for purchase of stock in Plaza                                     --              --      (9,900,000)             --
Payment for non-compete covenant                                           --              --        (100,000)             --
Payments on capital lease obligations                                  (8,542)        (11,421)        (17,191)        (21,239)
Distributions                                                              --      (3,815,647)       (777,381)     (4,544,520)
                                                                 ------------    ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                  (8,542)     (3,827,068)       (794,572)     (4,565,759)
                                                                 ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                      (834,270)     (2,440,830)        458,387      (2,018,678)

CASH - BEGINNING OF PERIOD                                          3,084,214       3,458,877       1,791,557       3,036,725
                                                                 ------------    ------------    ------------    ------------

CASH - END OF PERIOD                                             $  2,249,944    $  1,018,047    $  2,249,944    $  1,018,047
                                                                 ============    ============    ============    ============


PAYMENTS OF:
Income tax                                                       $    364,063    $         --    $    364,063    $         --
                                                                 ============    ============    ============    ============
Interest                                                         $      3,518    $      2,829    $      6,930    $      5,587
                                                                 ============    ============    ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock                    $      1,483    $         --    $      1,483    $         --
                                                                 ============    ============    ============    ============
Vehicle acquired under a capital lease                           $         --    $         --    $         --    $     33,030
                                                                 ============    ============    ============    ============
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)        $         --    $    138,964    $     56,734    $    300,220
                                                                 ============    ============    ============    ============
Debt incurred in the acquisition of certain assets from a
validation company                                               $         --    $         --    $    200,000    $         --
                                                                 ============    ============    ============    ============
Debt payable to officer originated in the acquisition of
Plaza, net of $1,025,000 imputed interest                        $         --    $         --    $  7,225,000    $         --
                                                                 ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                              PHARMA-BIO SERV, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE YEAR ENDED OCTOBER 31, 2005 AND
        THE THREE-MONTH PERIODS ENDED JANUARY 31, 2006 AND APRIL 30, 2006

                                                                                                        RETAINED
                                           COMMON STOCK            PREFERRED STOCK       ADDITIONAL     EARNINGS
                                       --------------------       -----------------        PAID-IN    (ACCUMULATED
                                       SHARES        AMOUNT       SHARES     AMOUNT        CAPITAL       DEFICIT)         TOTAL
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT OCTOBER 31, 2004
(PLAZA-ONLY) - AUDITED                 50,000       $  1,000           --   $     --       $     --     $7,548,735     $7,549,735

NET INCOME                                 --             --           --         --             --      6,390,152      6,390,152

DISTRIBUTIONS                              --             --           --         --             --     (7,959,318)    (7,959,318)
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT OCTOBER 31, 2005
(PLAZA-ONLY) - AUDITED                 50,000          1,000           --         --             --      5,979,569      5,980,569


RECLASSIFICATION OF $0.02
COMMON STOCK                          (50,000)        (1,000)          --         --          1,000             --             --

ISSUANCE OF $0.0001 COMMON
STOCK  IN CONNECTION
WITH RECLASSIFICATION OF
EQUITY                                275,900             28           --         --         20,947             --         20,975

TO REFLECT 2:1 STOCK DIVIDEND         275,900             28           --         --            (28)            --             --

ISSUANCE OF $0.0001 COMMON
STOCK                               1,750,000            174           --         --        844,385             --        844,559

ISSUANCE OF $0.0001 PREFERRED
STOCK                                      --             --    1,175,000        118     10,171,383             --     10,171,501

ISSUANCE OF STOCK WARRANTS TO
PURCHASE  2,500,000
SHARES OF COMMON STOCK AT $0.06            --             --           --         --      1,686,000     (1,686,000)            --

ISSUANCE OF STOCK WARRANTS TO
PURCHASE 1,600,000
SHARES OF COMMON STOCK AT $0.06            --             --           --         --            800           (800)            --

CAPITAL PAYMENT                            --             --           --         --    (12,724,487)    (5,559,123)   (18,283,610)

NET INCOME                                 --             --           --         --             --        893,572        893,572

DISTRIBUTIONS                              --             --           --         --             --       (922,276)      (922,276)
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT JANUARY 31, 2006
(CONSOLIDATED) - UNAUDITED          2,301,800            230    1,175,000        118             --     (1,295,058)    (1,294,710)

CONVERSION OF PREFERRED STOCK
TO COMMON STOCK                    15,998,800          1,600   (1,175,000)      (118)            --         (1,482)            --

ADDITIONAL SHARES FROM
CONVERSION OF PREFERRED
STOCK TO COMMON STOCK                  14,401              1                                                    (1)            --

NET INCOME                                                                                                 475,255        475,255
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT APRIL 30, 2006
(CONSOLIDATED) -  UNAUDITED        18,315,001       $  1,831           --   $     --       $     --      $(821,286)     $(819,455)
                                   ==========       ==========  ==========  ==========     ==========    ==========     ==========

        The accompanying notes are an integral part of these statements.

                              PHARMA-BIO SERV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2006 (UNAUDITED)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc., formerly Lawrence Consulting Group, Inc. ("Pharma-Bio"), was organized under the laws of the State of Delaware on January 14, 2004. The Company is the parent company of Plaza Consulting Group, Inc. ("Plaza"), a Puerto Rico corporation, which operates in Puerto Rico under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical and biotechnology industries.

On February 22, 2006, Pharma-Bio changed its fiscal year to the fiscal year ended October 31. The change in fiscal year is reflected in the Form 10-QSB for the quarter ended January 31, 2006. The change of fiscal year results from the acquisition of Plaza.

The accompanying consolidated financial statements present the accounts of Pharma-Bio and Plaza (herein after collectively referred to as "the Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Interim periods are not necessarily indicative of results for a full year.

SHARE DISTRIBUTION

On January 24, 2006, Pharma-Bio effected a two-for-one share distribution with respect to its common stock pursuant to which Pharma-Bio issued one share of common stock for each share outstanding on the record date, January 24, 2006. All share and per share information in these financial statements give retroactive effect to this share distribution.

REVERSE ACQUISITION

On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among Pharma-Bio, Plaza Acquisition Corp., a wholly-owned subsidiary of Pharma-Bio ("Acquisition Company"), Plaza and Elizabeth Plaza, the sole stockholder of Plaza, Pharma-Bio acquired Plaza. The acquisition was effected by the merger of Acquisition Company into Plaza. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009.

At the closing, all of the present officers and directors of Pharma-Bio resigned from their respective positions, except that Mr. Dov Perlysky, who was president and a director of Pharma-Bio, resigned as an officer, but continued as a director. At the closing, Pharma-Bio elected four directors, including Ms. Plaza. The other three are independent directors.

Pursuant to the Plaza Agreement, at the closing, Pharma-Bio issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with an exercise price of $.06 per share to San Juan Holdings, Inc., the investment banker for Plaza and Ms. Plaza. Pharma-Bio provided certain demand and piggyback registration rights to Ms. Plaza and San Juan Holdings covering the shares of common stock issued to them at the closing and the shares issuable upon exercise of the warrants issued to San Juan Holdings.

As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005. Subject to the requirement that Plaza have at least $2,000,000 in cash as of November 30, 2005, the purchase price was to be adjusted upward or downward depending on the net tangible book value, determined as provided in the Plaza agreement. This provision resulted in an additional payment to Ms. Plaza in the amount of $88,161, which will be paid during the third quarter of 2006.

The Plaza Agreement provides that Plaza, rather than Ms. Plaza, is responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza's net income from December 1, 2005 to January 24, 2006 is taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza's taxable income for said period amounts to $125,227. Plaza will reimburse Ms. Plaza the $125,227 during the third quarter 2006.

Pharma-Bio raised the funds necessary to make the $10,000,000 payment due to Ms. Plaza through the private placement of units consisting of shares of a series A preferred stock and warrants to purchase 7,999,400 common stock. The series A preferred stock was automatically converted into 15,998,800 shares of common stock upon an increase in Pharma-Bio's authorized common stock. See Note C.

The acquisition of Plaza and the private placement resulted in a change of control of Pharma-Bio. As a result of the reverse acquisition accounting treatment, Plaza is deemed to be the acquiring company for accounting purposes. The transaction was accounted for as a reverse acquisition because former owners of Plaza, together with the purchasers in the private placement who purchased the series A preferred stock and warrants in connection with the acquisition of Plaza, gained control of Pharma-Bio. Effective on the acquisition date, Pharma-Bio's balance sheet includes the assets and liabilities of Plaza and its equity accounts have been recapitalized to reflect the equity of Pharma-Bio. Comparative financial statements for earlier periods are those of Plaza-Only.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due affiliate): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity.

Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

REVENUE RECOGNITION

The Company recognizes revenues in the month when services are rendered to customers. Revenue is primarily derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent, from fixed-fee contracts or from "not to exceed" contracts (approximately 10% of total revenues). In the case of fixed-fee contracts, which mostly are short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

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

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Plaza, from its inception until January 24, 2006, was covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that its taxable income is taxed to the stockholders and therefore there is no income tax liability for that period. As a result of the completion of the reverse acquisition, Plaza and Pharma-Bio are no longer eligible for treatment as a Subchapter N corporation. See Note F.

Although Ms. Plaza is responsible for the taxes on the Plaza's taxable income for the period from December 1, 2005 to January 24, 2006, Plaza will reimburse Ms. Plaza the income taxes applicable to said taxable income. The reimbursement will amount to $125,227.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line basis over the estimated useful lives of the assets. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred

INTANGIBLE ASSETS

Definite-lived intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets.

STOCK-BASED COMPENSATION

Through the three month and the six month periods ended April 30, 2006, the Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans in accordance with APB Opinion No. 25 and related interpretations whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation is calculated using the fair value method of accounting for stock options issued to employees. The Company's pro forma information is as follows:

                                             Three Months Ended April 30,   Six Months Ended April 30,
                                             ----------------------------  ---------------------------
                                                 2006           2005           2006            2005
                                             -----------    -----------    -----------    -------------
Net income                                   $   475,255    $ 2,123,394    $ 1,368,827    $   3,690,154
Less:  Stock-based employee
compensation under fair value
method, net of tax effect                          8,705             --        526,430               --
                                             -----------    -----------    -----------    -------------
Pro forma net income (loss)
attributable to common
stockholders                                 $   466,550    $ 2,123,394    $   842,397    $   3,690,154
                                             ===========    ===========    ===========    =============
Basic earnings per share of common stock:
     As reported                             $      0.14    $      1.21    $      0.53    $        2.11
     Pro forma                               $      0.14    $      1.21    $      0.33    $        2.11

Diluted earnings per share of
common stock
     As reported                             $      0.02    $      1.21    $      0.11    $        2.11
     Pro forma                               $      0.02    $      1.21    $      0.07    $        2.11

Weighted average number of
common shares outstanding - basic              3,381,342      1,750,000      2,573,492        1,750,000

Weighted average number of
common shares outstanding -
diluted                                       22,066,604      1,750,000     12,532,780        1,750,000

For the fiscal year ended October 31, 2004 Plaza granted stock options to purchase 4,125 shares of its common stock. Pursuant to the reverse acquisition, these Plaza option shares are equivalent to options to purchase 776,186 shares of Pharma-Bio common stock. Accordingly, the value of these options are estimated on the same basis as Pharma-Bio options.

The 4,125 of Plaza options are equivalent to 776,186 Pharma-Bio stock options based on the following:

Plaza options                                                             4,125
Exercise price at market                                            x  $ 138.19
                                                                       --------
Value of Options                                                       $ 570,031
Pharma-Bio exercise price                                           /  $ 0.7344
                                                                       --------
Equivalent Pharma-Bio options                                           776,186
                                                                       ========

There were no additional Plaza options issued subsequent to October 31, 2004. None of the Plaza options were exercised prior to the reverse acquisition transaction.

INCOME PER SHARE OF COMMON STOCK

Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the number of shares outstanding represented the 1,150,000 shares received by the former stockholder of Plaza and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the convertible preferred stock and the stock warrants were deemed to be outstanding from the date of issuance to the end of the reporting period.

The weighted average common shares outstanding (basic and diluted) were calculated using the treasury stock method as of the respective periods.

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

2. In December 2004, the FASB issued Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company does not expect that the adoption of FASB Statement No. 153 will have a material impact on its results of operations and financial position.

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

This Statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. One of the effects of the application of FASB123R is to treat the value (as properly determined) of the options as compensation to the grantees, thus increasing the Company's selling, general and administrative expenses.

4. In May 2005, the FASB issued Statement No. 154 "Accounting for Changes and Errors Corrections." This Statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle.

This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When its is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retroactive application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FASB Statement No. 154 will have a material impact on its consolidated financial statements.

NOTE C - CAPITAL TRANSACTIONS

On January 25, 2006, contemporaneously with the consummation of the acquisition, Pharma-Bio sold, in a private placement, 47 units, each unit consisting of 25,000 shares of series A preferred stock, warrants to purchase 85,100 shares of common stock at $1.10 per share and warrants to purchase 85,100 shares of common stock at $1.65 per share. In the private placement, Pharma-Bio issued an aggregate of 1,175,000 shares of series A preferred stock (which were convertible into an aggregate of 15,998,800 shares of common stock), warrants to purchase 3,999,700 shares of common stock at $1.10 per share, and warrants to purchase 3,999,700 shares of common stock at $1.65 per share, to 42 accredited investors. Pharma-Bio paid brokerage commissions of 10% of the gross purchase price and an aggregate non-accountable expense allowance of 3% of the gross purchase price with respect to the units sold. In certain cases, the broker waived the commission and non-accountable expense allowance, and the investor paid the purchase price less the commission and non-accountable expense allowance. The purchase price for the 47 units sold was $11,750,000. Broker-dealers waived commission and non-accountable expense allowance with respect to $628,750, Pharma-Bio paid commissions and non-accountable expense allowances totaling $898,750, and Pharma-Bio issued warrants to purchase an aggregate of 1,439,892 shares of common stock. The warrants have an exercise price of $.7344 per share and a term of three years.

Each share of series A preferred stock was automatically converted into 13.616 shares of common stock upon the filing of a certificate of amendment to the Company's certificate of incorporation which increased the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. Pharma-Bio amended and restated its certificate of incorporation on April 25, 2006.

The subscription agreement pursuant to which the series A preferred stock and warrants were issued required Pharma-Bio to file a registration statement within 60 days after the effective date of the merger between Plaza and Plaza Acquisition Corp. The effective date of the merger was January 25, 2006, therefore, the 60-day term expired on March 26, 2006. Since Pharma-Bio failed to file the registration statement by that date, Pharma-Bio was required to issue ..0003 shares of common stock for each share of common stock issued upon conversion of the series A preferred stock for each day of delay. Pharma-Bio was three days late, therefore, 14,401 shares of common stock were issued to the former holders of the series A preferred stock.

The warrants issued in the private placement expire five years from the closing date and are callable by Pharma-Bio if the closing price of the common stock is at least twice the exercise price of the warrants for twenty (20) consecutive trading days.

NOTE D - PROPERTY & EQUIPMENT

The balance of property and equipment, as of April 30, 2006 consists of:

                                                   Useful
                                                    life
                                                   (years)              2006
                                                   -------           ---------
       Vehicles                                       5              $ 221,434
       Leasehold improvements                         5                 64,895
       Computers                                      3                120,813
       Equipment                                      5                121,450
       Furniture and fixtures                        10                 67,907
                                                                     ---------

       Total                                                           596,499
       Less: Accumulated depreciation
             and amortization                                         (182,633)
                                                                     ---------

       Property and equipment, net                                   $ 413,866
                                                                     =========

NOTE E - OTHER ASSETS

At April 30, 2006, non-current other assets include the following:

          Intangible assets:
             Covenant not to compete, net of accumulated
                 amortization of $8,333                        $  91,667
             Customer-related intangibles, net of
                 accumulated amortization of $16,667             133,333
          Other                                                   13,017
                                                               ---------

                                                               $ 238,017
                                                               =========

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Plaza stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Plaza agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the term of the non-competition covenant (5 years).

Customer-related intangible assets consist mainly of a customer list which Plaza acquired along with certain other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list is being amortized on the straight-line method over its estimated useful life of 3 years.

The intangibles assets were originated at the end of the three-month period ended January 31, 2006, therefore, the only accompanying statements of operations which include an amortization expense for intangible assets are the statements of operations for the three-month period and the six-month period ended on April 30, 2006. The amortization expense for both periods amounted to $25,000.

NOTE F - INCOME TAXES

The Company's taxable income is subject to the Puerto Rico income tax at the 20% to 39% rates provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, on August 1, 2005, Puerto Rico Act No. 41 was approved, which imposes an additional 2.5% special tax to all corporations and partnerships having a net taxable income over $20,000. The Act is effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006, therefore, the Company's maximum effective tax rate will be 41.5% for its fiscal year ending on October 31, 2006. The maximum effective tax rate for all other years will be 39%.

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

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

                                       Three months ended                  Six months ended
                                            April 30,                           April 30,
                                 -----------------------------       -----------------------------
                                     2006              2005              2006              2005
                                 -----------       -----------       -----------       -----------
Theoretical income tax
expense by application of
statutory rates to the book
pre-tax                          $   362,527       $   828,124       $   742,437       $ 1,439,160

Effect of income subject to
taxation under Subchapter N
(taxable income taxed to
stockholders)                                         (828,124)         (358,037)       (1,439,160)

Permanent difference                  35,778                --            35,778                --
                                 -----------       -----------       -----------       -----------
Income tax expense               $   398,305               -0-       $   420,178               -0-
                                 ===========       ===========       ===========       ===========

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company will pay Mrs. Plaza, three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008 and 2009 as follows:


                2007                                $ 2,750,000
                2008                                  2,750,000
                2009                                  2,750,000
                                                    -----------
                Total payments                        8,250,000
                Less: imputed interest                 (897,784)
                                                    -----------
                Present value of minimum
                  payments                            7,352,216
                Current portion                      (2,288,526)
                                                    -----------

                Long-term portion                   $ 5,063,690
                                                    ===========

The current portion of the due to affiliate as reflected in the balance sheet also includes $88,161 due to her for the excess of the net tangible book value determined as provided in the Plaza agreement and a reimbursement for $125,227 of income taxes explained in Note A.

           Current portion of deferred purchase price            $2,288,526
           Payment for excess net tangible book value,
           as finally determined                                     88,161
           Reimbursement of income taxes                            125,227
                                                                 ----------
           Due to affiliate - current portion                    $2,501,914
                                                                 ==========

San Juan Holdings represented Plaza and Elizabeth Plaza in connection with the reverse acquisition. For such services, Pharma-Bio issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $.06 per share, to San Juan Holdings. In Pharma-Bio's private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. Pharma-Bio also paid an affiliate of San Juan Holdings a broker's commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and Pharma-Bio issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $.7344 per share.

Pursuant to the Puerto Rico Internal Revenue Code, the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Plaza was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to the Company's stockholder since Ms. Plaza was the one entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the financial statements as noncash distribution.

NOTE H - COMMITMENTS

1. Contracts

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

On January 26, 2006, the Company entered into a one-year consulting agreement with Dov Perlysky, pursuant to which the Company agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky's efforts. This agreement replaced his prior employment agreement.

On April 3, 2006, the Company entered into an employment agreement with its Chief Financial Officer (CFO) pursuant to which the Company will pay him an annual salary of $80,000. The agreement has a one-year term, which may be extended for up to two years. The Company granted the CFO stock options to purchase 90,000 shares of common stock at $0.7344 per share, which was the fair market value on the date of grant.

In April 2006, the Company entered into an agreement with an executive, pursuant to which he resigned as vice president and chief operating officer. The Company is not committed to make any payment as a result of this resignation.

2. Lease commitments

Capitalized lease obligations -As of April 30, 2006, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $44,717). Depreciation expense for these assets amounted to $11,072 and $22,144 in the three-month periods ended April 30, 2006 and 2005, and $7,066 and $14,132 in the six-month period ended April 30, 2006 and 2005, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at April 30, 2006:


                                   2007                              $  48,240
                                   2008                                 48,240
                                   2009                                 48,240
                                   2010                                 69,974
                                   2011                                  9,385
                                                                     ---------
                       Total minimum lease payments                    224,079
                       Less:  Amount of imputed interest               (25,290)
                                                                     ---------

                       Present value of minimum lease
                          payments                                     198,789
                       Current portion of obligation under
                          capital leases                               (37,316)
                                                                     ---------

                       Long-term portion                             $ 161,473
                                                                     =========

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under different rental agreements with the following terms:

                                   Monthly
             Description             Rent             Commitment Term
      --------------------------   -------       -------------------------------
      Main resources facilities    $ 3,200       Ending in October 2007
      Human resources facilities   $ 1,850       Ending in June 2006
      Land                         $ 1,000       Ending in June 2006
      Housing for employees        $ 1,850       Ending in November 2006
      Hilltown office space        $ 2,750       Monthly beginning February 2006

The first three leases listed in the table are with affiliates of the chief executive officer.

Rent expense during the three-month period ended April 30, 2006 and 2005 was $26,400 and $27,125, respectively, and $52,700 and 60,584 for the six-month period ended April 30, 2006 and 2005, respectively.

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

Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Plaza options and 23 additional Plaza employees.

Pursuant to the Plaza Agreement, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Plaza's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

On April 25, 2006, the stockholders approved the 2005 Long Term Incentive Plan.

NOTE J - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico, and a small number of customers have accounted for a significant percentage of its revenue. Three customers accounted for 10% or more of revenues during the three-month and the six-month periods ended April 30, 2006, two of which also accounted for more than 10% of revenues during the three-month and the six-month periods ended April 30, 2005. The following table sets forth information as to revenues and percentage of revenues for these periods (dollars in thousands) for the Company's principal clients, all of which are pharmaceutical companies:

                    Three Months Ended      Three Months Ended        Six Months Ended        Six Months Ended
                    ------------------      ------------------        ----------------        ----------------
Customer                April 30, 2006          April 30, 2005          April 30, 2006          April 30, 2005
--------                --------------          --------------          --------------          --------------
Client A                    $789 (21%)            $2,119 (42%)            $2,097 (29%)            $4,259 (44%)
Client B                   1,166 (31%)                0 (0.0%)             1,796 (25%)                7 (0.1%)
Client C                     399 (11%)             1,023 (21%)               783 (11%)             1,862 (19%)

Client A, B and C had an outstanding balance at April 30, 2006 representing 24%, 29% and 18%, respectively, of the total receivables. .

The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. However, the loss or significant decline in business from any of its major customers could have a material effect upon its revenue and income. See NOTE L.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended April 30, 2006 and 2005 were $11,540 and $12,447, respectively. Contributions for the six months ended April 30, 2006 and 2005 were $21,805 and $15,880, respectively.

NOTE L - SUBSEQUENT EVENT

In May 2006, one of the Company's major customers announced the closing of one of its two facilities in Puerto Rico. The accompanying statements of operations include revenues from the closed facility as follows:

         PERIOD                                                   REVENUES

         Three months ended April 30, 2006                        $551,832

         Three months ended April 30, 2005                        $1,593,972

         Six months ended April 30, 2006                          $1,462,923

         Six months ended April 30, 2005                          $3,217,764

The receivables at April 30, 2006 from the closed facility amounted to approximately $552,000. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

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

      The Company's revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues), from fixed-fee contracts or from "not to exceed" contracts in which the value of the contract to the Company cannot exceed a stated amount. For time and materials contracts, the Company's revenue is principally a function of the number of its compliance and validation professional employees and the volume of hours billed per professional. To the extent that the Company's revenue is based on fixed-fee or "not to exceed" contracts, which mostly are short-term contracts, its ability to operate profitably is dependent upon its ability to estimate accurately the costs that it will incur on a project. If the Company underestimates its costs on any contract, it would sustain a loss on the contract.

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

      As a result of the reserve acquisition transaction that closed on January 25, 2006, the discussion of the financial condition and results of operation discussed herein compares the consolidated figures of the Company for the periods ending in 2006 with the unconsolidated figures of Plaza Consulting Group, Inc. on a standalone basis for the periods ending in 2005.

      The Company's business has been dependent upon a small number of clients. During the three months ended April 30, 2006 and 2005, and the six months ended April 30, 2006 and 2005, a very small number of clients accounted for a disproportionately large percentage of the Company's revenues. For the three-month and six-month periods ended April 30, 2006, three customers accounted for approximately 63% of revenues. For the three-month and six-month periods ended April 30, 2005, two of these three customers accounted for approximately 62% of revenues. The loss of or significant reduction in the scope of work performed for any major customer could impair the Company's ability to operate profitably. In particular, the Company had a contract with one of these major customers which expired on December 31, 2005. Although this contract was divided in various smaller contracts and extended with termination dates varying through December 2006, the level of business has significantly declined from the prior year. In May 2006, this customer announced the closing of one of its two facilities located in Puerto Rico. The revenues from this major customer were as follows:

                                           OPERATING      CLOSED
     PERIOD                                 FACILITY      FACILITY      TOTAL
     Three-month period April 30, 2006       $236,692      $551,832    $788,524
     Three-month period April 30, 2005       $525,013    $1,593,972  $2,118,985
     Six-month period April 30, 2006         $634,221    $1,462,923  $2,097,144
     Six-month period April 30, 2005       $1,041,219    $3,217,764  $4,258,983

      On January 9, 2006, Plaza acquired, for $300,000, certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and a validation compliance service business. One-third of the purchase price was paid in January 2006, another one-third was paid in March 2006 and one-third is payable on June 30, 2006. Plaza also hired eleven former employees of the business. This acquisition was made pursuant to Plaza's strategy to expand its operations beyond Puerto Rico and Puerto Rico businesses with a view to lessening Plaza's dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the quarter ended April 30, 2006 amounted to approximately $265,000, and revenues for the quarter ended January 31, 2006 amounted to approximately $93,000. The Company cannot give assurance that any significant revenues will be derived from these operations.

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

      On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which is accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, Pharma-Bio paid Ms. Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of the Pharma-Bio's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. The first payment, net of imputed interest, is a current liability at April 30, 2006, and, together with the costs incurred by Pharma-Bio in connection with the acquisition of Plaza and the additional cash payment due Ms. Plaza, is a significant factor in the reduction in the Company's working capital at April 30, 2006, as discussed under "Liquidity and Capital Resources."

      During the three months ended January 31, 2006, the Company incurred approximately $211,000 of non-recurring financial advisory, legal and accounting transaction expenses directly related to the acquisition of Plaza.

      As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005, with the excess to be paid to Ms. Plaza, the selling stockholder. The amount due to Ms. Plaza under this provision was $88,161 and will be paid during the quarter ending July 31, 2006.

      The Plaza Agreement provides that Plaza, rather than Ms. Plaza, is responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza's net income from December 1, 2005 to January 24, 2006 is taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza's taxable income for said period amounts to $125,227, and we are reimbursing Ms. Plaza for the amount of such taxes. The $88,161 payable described in the preceding paragraph and the $125,227 tax reimbursement are treated as additional payments on account of the purchase price of Ms. Plaza's stock.


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

Revenue Recognition - The Company recognizes revenues in the month when services are rendered to customers for time and materials contracts. In the case of fixed-fee or "not to exceed"contracts, which mostly are short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

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

Income Taxes -- Plaza elected from its inception until January 25, 2006, when Pharma-Bio acquired Plaza, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that the company pays no income taxes since the taxable income is taxed to the company's stockholders. Under the provisions of the Puerto Rico Code, Plaza paid the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of its taxable income. These payments, and any income tax withheld, were included in the amount of distributions to stockholder in Plaza's financial statements.

Commencing with the acquisition of Plaza on January 25, 2006, the Company will be taxed based on its taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code. The financial statements for the three-month and the six-month periods ended April 30, 2006, reflect an income tax expense based on the applicable provisions of the Puerto Rico Code, since the income was earned in Puerto Rico.

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

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico. Approximately $2.3 million, or 63%, of the revenues in the April 30, 2006 quarter were generated by three customers. Two of these customers accounted for revenue of approximately $3.1 million, or 62%, of revenue for the April 30, 2005 quarter. The three customers had an outstanding balance at April 30, 2006 representing 72% of the total receivables. The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Retirement Plan -- Plaza adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document, amounting to 11,540 for the April 30, 2006 quarter and $12,447 for the April 30, 2005 quarter.

Stock Option Plan --During the year ended October 31, 2004, Plaza granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which Plaza deemed to be the fair value of its common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with the acquisition of Plaza, these options were cancelled and Pharma-Bio granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and issued options to purchase an additional 623,814 shares of common stock In addition, options to purchase 75,000 shares of common stock were granted to our independent directors pursuant to a provision of the plan that provided for the automatic grant of an option to purchase 25,000 shares upon the initial election of an independent director. All options granted by the Company have an exercise price of $.7344, a term of five years and are exercisable in installments. The grants by the Company were subject to stockholders approval of the plan, which has been obtained.

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

      In December 2004, the FASB issued FASB Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect that the adoption of FASB Statement No. 153 will have a material impact on its results of operations and financial position.

      In December 2004, the FASB issued a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." This Statement, No. 123R, supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guide. This Statement establishes standards for the accounting for transactions in which an entity exchanges instruments for goods and services. It also addresses transactions in which an entity incurs in liabilities in exchange of goods and services that are based on the fair value of the entity's equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. This Statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. As a result of the implementation of Statement 123R, the grant of options will be treated as compensation based on the value of the option, which will increase the Company's selling, general and administrative expenses.

      In May 2005, the FASB issued FASB Statement No. 154 "Accounting for Changes and Errors Corrections." This Statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retroactive application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company does not expect that the adoption of FASB Statement No. 154 will have a material impact on its results of operations and financial position.

Results of Operations

      The following tables set forth our statements of operations for the three-month and the six-month periods ended April 30, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

                                        For the Three Months Ended April 30,
                                       --------------------------------------
                                              2006                 2005
                                       -----------------    -----------------
                                          Consolidated          Plaza-Only
                                       -----------------    -----------------
                                       Amount        %      Amount        %
                                       ------       ----    ------       ----
Revenues                               $3,805       100%    $5,067       100%
Cost of revenues                        2,233        59%     2,457        48%
                                       ------               -----
Gross profit                            1,572        41%     2,610        52%
Selling, general and administrative       639        17%       471         9%
Depreciation and amortization              59         2%        16         0%
                                       ------               -----
Income before income tax                  874        23%     2,123        42%
Income tax                                399        10%        --         0%
                                       ------               -----
Net income                             $  475        12%    $2,123        42%
                                       ======               ======


                                        For the Six Months Ended April 30,
                                       --------------------------------------
                                              2006                 2005
                                       -----------------    -----------------
                                          Consolidated          Plaza-Only
                                       -----------------    -----------------
                                       Amount        %      Amount        %
                                       ------       ----    ------       ----
Revenues                               $7,209       100%    $9,760       100%
Cost of revenues                        4,266        59%     5,115        52%
                                       ------               ------
Gross profit                            2,943        41%     4,645        48%
Selling, general and administrative     1,065        15%       919         9%
Depreciation and amortization              89         1%        36         0%
                                       ------               ------
Income before income tax                1,789        25%     3,690        38%
Income tax                                420         6%        --         0%
                                       ------               ------
Net income                             $1,369        19%    $3,690        38%
                                       ======               ======

Revenues. Revenues for the quarter ended April 30, 2006 were $3.8 million, a decrease of approximately $1.2 million, or 25%, compared to the revenues for the quarter ended April 30, 2005. This decline reflected a decrease in revenue of approximately $2.0 million in the quarter ended April 30, 2006 from the comparable quarter of the prior year from two companies of our largest customers in both quarters. This decline in revenue from the Company's largest customers reflected an overall decline in revenue for the quarter, which was partially offset by revenues of approximately $1.2 from a customer that did not generate any revenue in the April 30, 2005 quarter.

There was a decrease in revenue of $2.6 million, or 26%, in the six month period ended April 30, 2006 from the comparable six month period of the prior year. The decrease reflected a decline in revenue of $3.2 million from the two largest customers referred to in the preceding paragraph, which was offset by an increase of $1.7 from a customer that generated revenue of $7,000 in the six month period ended April 30, 2005 (the same customer that did not generate revenue in the April 30, 2005 quarter).

The decrease in revenue of $2.6 million in the six month period ended April 30, 2006 from the comparable period of the prior year also resulted from the loss of a customer. Said customer generated approximately $656,000 in revenue during the six month period ended April 30, 2005 and no revenues during the comparable period of 2006. This former customer alleged that our service rates were high; however, it presently has requested new proposals for our services. We expect that the proposals will be granted to us.

Cost of Revenues; Gross Margin. The Company's gross margin decreased from 52% to 41% during the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005, and from 48% to 41% during the six months ended April 30, 2006 as compared to the six months ended April 30, 2005. The reduction of gross margin was attributable to increased labor costs, which is the only component of our cost of revenues. Although we try to pass on the increased costs, we are not always able to do so in a timely manner, and there are often delays between the time we incur increased labor costs and the time we are able to increases our charges to customers.

Total Expenses. Total expenses were approximately $639,000 during the quarter ended April 30, 2006, an increase of approximately $168,000, or 36%, from the comparable quarter of the prior year. A similar increase resulted in the six month period ended April 30, 2006 from the comparable period of the prior year. The increase in total expenses for the quarter and the six month period was the result of approximately $121,000 of non-recurring transaction expenses associated with legal and related expenses associated with SEC filings, and approximately $127,000 of imputed interest expense recognized in connection with the long-term obligations to Ms. Plaza which originated as a result of the acquisition of Plaza. The increase that resulted from the non-recurring transaction expenses and the imputed interest was partially offset by economy in certain expenses, such as travel, and repairs and maintenance.

Provision for Income Taxes. The increase in the provision for income tax results from a change in its tax status. The Company became a regular corporation taxpayer effective January 25, 2006. Prior to that, the Company was covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that its taxable income is taxed to the stockholders.

Net Income. As a result of the Company's decline in revenues, combined with a lower gross margin resulting from the increase in labor costs, the increase in selling, general and administrative expenses, and the change of its tax status, the Company's:

      o net income for the April 30, 2006 quarter decreased to approximately $0.5 million, or $0.14 per share (basic) and $0.02 per share (diluted), a decline of approximately $1.6 million, or 78%, from $2.1 million net income, or $1.21 per share (basic and diluted), for the April 30, 2005 quarter, and

      o net income for the six-month period ended on April 30, 2006 decreased to approximately $1.4 million, or $0.53 per share (basic) and $0.11 per share (diluted), a decline of approximately $2.6 million, or 63%, from $3.7 million net income, or $2.11 per share (basic and diluted), for the six-month period ended April 30, 2005.

Liquidity and Capital Resources

      Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At April 30, 2006, the Company had working capital of approximately $3.7 million, a decrease of $2.1 million from the working capital at October 31, 2005 of $5.8 million. Although we generated approximately $1.3 million from operations during the six months ended April 30, 2006, this increase was offset by the current obligation of approximately $2.8 million payable to Elizabeth Plaza in connection with the acquisition of Plaza. We also have long-term obligations to Ms. Plaza for the payments of $2.75 million due in each of January 2008 and 2009.

      We raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Elizabeth Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses.

      For the six months ended April 30, 2006 and the year ended October 31, 2005, we made cash distributions of approximately $777,000 and $8.0 million, respectively, to or on behalf of Elizabeth Plaza.

      The Company's primary cash needs consist of payment of compensation to its professional employees, overhead expenses and payment to the Puerto Rico Secretary of the Treasury for income taxes. The Company has a line of credit of $250,000 secured by the personal guarantee of the Company's chief executive officer who, at the time the credit line was established, was Plaza's sole stockholder. This line of credit bears interest at 2.00% over the prime rate and was unused at April 30, 2006.

      Management believes that based on current levels of operations and anticipated growth, cash flows from operations, high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay Ms. Plaza $2.75 million in January 2007 pursuant to the agreement relating to the acquisition of Plaza, for the next twelve months.

      While uncertainties relating to competition, the industries and geographical regions served by the Company and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Forward Looking Statements

      This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Form 8-K which was filed on January 31, 2006 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      On April 25, 2006, by action of the holders of 1,750,000 shares of common stock held by Elizabeth Plaza and San Juan Holdings, Inc., constituting more than 76% of the outstanding shares of common stock on the record date, the stockholders approved, pursuant to an information statement, the following actions.

      1. The election of the following individuals to serve for a term of one year and until their successors shall be elected and qualified:

                  Elizabeth Plaza
                  Kirk Michel
                  Dov Perlysky
                  Howard Spindel
                  Irving Wiesen

      2.    The approval of the restated certificate of incorporation.

      3.    The approval of the 1005 Long-Term Incentive Plan

      4. The approval of the selection of Kevane Soto Pasarell Grant Thornton, LLC as our independent certified public accountant for the year ending October 31, 2006.

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

                         PHARMA-BIO SERV, INC.

                         /s/ Elizabeth Plaza
                         -------------------
                             Elizabeth Plaza
                             Chief Executive Officer

                         /s/ Manuel O. Morera
                         --------------------
                             Manuel O. Morera
                             Chief Financial Officer

Dated: June 14, 2006