Form 10QSB/A
period 2006-04-30
Pharma-Bio Serv, Inc.
filed 2006-09-11
CIK 1304161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Amendment No. 1

                                  FORM 10-QSB/A
                                   (Mark One)


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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended April 30, 2006 (the "Original Form 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on June 15, 2006 to reflect changes in the financial statements consistent with changes in the financial statements for the six months ended April 30, 2006 that were made in amendment no. 3 to the Registrant's registration statement on Form SB-2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to June15, 2006, the filing date of the Original Form 10-QSB.

                              PHARMA-BIO SERV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2006


                                TABLE OF CONTENTS

                                                                           Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheet as of April 30, 2006
      (unaudited)                                                             4

      Consolidated Statements of Income for the three month
      period and the six month period ended April 30, 2006, and
      Plaza-Only Statements of Income for the three month
      period and the six month period ended April 30, 2005
      (unaudited)                                                             5

      Consolidated Statements of Cash Flows for the three month
      period and the six month period ended April 30, 2006, and
      Plaza-Only Statements of Cash Flows for the three month
      period and the six month period ended April 30, 2005
      (unaudited)                                                             6

      Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the three-month periods ended January 31, 2006 and April 30, 2006 (unaudited), and Plaza-Only Statement of Changes in Stockholder's
      Equity for the year ended October 31, 2005 (audited)                    7

      Notes to Financial Statements                                           8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                  21

Item 3 - Controls and Procedures                                             30

PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                 30

Item 6 - Exhibits                                                            30

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

                              PHARMA-BIO SERV, INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE-MONTH PERIODS AND THE
                SIX-MONTH PERIODS ENDED APRIL 30, 2006 AND 2005

                                          THREE MONTHS ENDED APRIL 30,          SIX MONTHS ENDED APRIL 30,
                                         ------------------------------        ------------------------------
                                         CONSOLIDATED        PLAZA-ONLY        CONSOLIDATED        PLAZA-ONLY
                                             2006               2005               2006               2005
                                         -----------        -----------        -----------        -----------
REVENUES                                 $ 3,804,703        $ 5,067,084        $ 7,208,885        $ 9,760,083

COST OF REVENUES                           2,233,166          2,456,983          4,266,505          5,114,830
                                         -----------        -----------        -----------        -----------

GROSS PROFIT                               1,571,537          2,610,101          2,942,380          4,645,253

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      639,181            470,935          1,064,435            919,586

DEPRECIATION AND AMORTIZATION                 58,796             15,772             88,940             35,513
                                         -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX                     873,560          2,123,394          1,789,005          3,690,154

INCOME TAX                                   398,305                 --            420,178                 --
                                         -----------        -----------        -----------        -----------

NET INCOME                               $   475,255        $ 2,123,394        $ 1,368,827        $ 3,690,154
                                         ===========        ===========        ===========        ===========


BASIC EARNINGS PER COMMON SHARE          $      0.14        $      1.21        $      0.53        $      2.11

DILUTED EARNINGS PER COMMON SHARE        $      0.02        $      1.21        $      0.10        $       .91

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - BASIC                        3,381,342          1,750,000          2,573,492          1,750,000

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - DILUTED                     22,066,604          1,750,000         13,610,896          4,045,752

        The accompanying notes are an integral part of these statements.

                              PHARMA-BIO SERV, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE-MONTH PERIODS AND THE
                SIX-MONTH PERIODS ENDED APRIL 30, 2006 AND 2005

                                                                 Three months ended April 30,    Six months ended April 30,
                                                                 ----------------------------    ----------------------------
                                                                 Consolidated     Plaza-Only     Consolidated     Plaza-Only
                                                                     2006            2005            2006            2005
                                                                 ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                        $    475,255    $  2,123,394    $  1,368,827    $  3,690,154
Loss (gain) on disposition of property and equipment                       --              --           3,664              --
Depreciation and amortization                                          58,796          15,772          88,940          35,513
Bad debts expense                                                          --          32,200              --          32,200
Imputed interest expense                                              127,216              --         127,216              --
Decrease (increase) in accounts receivable                         (1,493,829)       (943,957)        (12,037)       (990,309)
Decrease (increase) in other assets                                  (135,728)           (154)       (286,033)         (4,317)
Increase (decrease) in liabilities                                    146,218         199,603          (3,704)       (123,820)
                                                                 ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (822,072)      1,426,858       1,286,873       2,639,421
                                                                 ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (3,656)        (40,620)        (90,684)        (92,340)
Cash acquired as part of the acquisition of Plaza                          --              --          28,943              --
                                                                 ------------    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (3,656)        (40,620)        (61,741)        (92,340)
                                                                 ------------    ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock                              --              --      10,000,000              --
Payment for purchase of stock in Plaza                                     --              --      (9,900,000)             --
Payment for non-compete covenant                                           --              --        (100,000)             --
Payments on capital lease obligations                                  (8,542)        (11,421)        (17,191)        (21,239)
Distributions                                                              --      (3,815,647)       (749,554)     (4,544,520)
                                                                 ------------    ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                  (8,542)     (3,827,068)       (766,745)     (4,565,759)
                                                                 ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                      (834,270)     (2,440,830)        458,387      (2,018,678)

CASH - BEGINNING OF PERIOD                                          3,084,214       3,458,877       1,791,557       3,036,725
                                                                 ------------    ------------    ------------    ------------

CASH - END OF PERIOD                                             $  2,249,944    $  1,018,047    $  2,249,944    $  1,018,047
                                                                 ============    ============    ============    ============


PAYMENTS OF:
Income tax                                                       $    364,063    $         --    $    364,063    $         --
                                                                 ============    ============    ============    ============
Interest                                                         $      3,518    $      2,829    $      6,930    $      5,587
                                                                 ============    ============    ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock                    $      1,483    $         --    $      1,483    $         --
                                                                 ============    ============    ============    ============
Vehicle acquired under a capital lease                           $         --    $         --    $         --    $     33,030
                                                                 ============    ============    ============    ============
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)        $         --    $    138,964    $     84,561    $    300,220
                                                                 ============    ============    ============    ============
Debt incurred in the acquisition of certain assets from a
validation company                                               $         --    $         --    $    200,000    $         --
                                                                 ============    ============    ============    ============
Debt payable to officer originated in the acquisition of
Plaza, net of $1,025,000 imputed interest                        $         --    $         --    $  7,225,000    $         --
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

                                                                                                        RETAINED
                                           COMMON STOCK            PREFERRED STOCK       ADDITIONAL     EARNINGS
                                       --------------------       -----------------        PAID-IN    (ACCUMULATED
                                       SHARES        AMOUNT       SHARES     AMOUNT        CAPITAL       DEFICIT)         TOTAL
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT OCTOBER 31, 2004
(PLAZA-ONLY) - AUDITED                 50,000       $  1,000           --   $     --       $     --     $7,548,735     $7,549,735

NET INCOME                                 --             --           --         --             --      6,390,152      6,390,152

DISTRIBUTIONS                              --             --           --         --             --     (7,959,318)    (7,959,318)
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT OCTOBER 31, 2005
(PLAZA-ONLY) - AUDITED                 50,000          1,000           --         --             --      5,979,569      5,980,569


RECLASSIFICATION OF $0.02
COMMON STOCK                          (50,000)        (1,000)          --         --          1,000             --             --

ISSUANCE OF $0.0001 COMMON
STOCK  IN CONNECTION
WITH RECLASSIFICATION OF
EQUITY                                275,900             28           --         --         20,947             --         20,975

TO REFLECT 2:1 STOCK DISTRIBUTION     275,900             28           --         --            (28)            --             --

ISSUANCE OF $0.0001 COMMON
STOCK                               1,750,000            174           --         --        844,385             --        844,559

ISSUANCE OF $0.0001 PREFERRED
STOCK                                      --             --    1,175,000        118     10,171,383             --     10,171,501

ISSUANCE OF STOCK WARRANTS TO
PURCHASE  2,500,000
SHARES OF COMMON STOCK AT $0.06            --             --           --         --      1,686,000     (1,686,000)            --

ISSUANCE OF STOCK WARRANTS TO
PURCHASE 1,600,000
SHARES OF COMMON STOCK AT $0.06            --             --           --         --            800           (800)            --

CAPITAL PAYMENT                            --             --           --         --    (12,724,487)    (5,559,123)   (18,283,610)

NET INCOME                                 --             --           --         --             --        893,572        893,572

DISTRIBUTIONS                              --             --           --         --             --       (922,276)      (922,276)
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT JANUARY 31, 2006
(CONSOLIDATED) - UNAUDITED          2,301,800            230    1,175,000        118             --     (1,295,058)    (1,294,710)

CONVERSION OF PREFERRED STOCK
TO COMMON STOCK                    15,998,800          1,600   (1,175,000)      (118)            --         (1,482)            --

ADDITIONAL SHARES FROM
CONVERSION OF PREFERRED
STOCK TO COMMON STOCK                  14,401              1                                                    (1)            --

NET INCOME                                                                                                 475,255        475,255
                                   ----------       ----------  ----------  ----------     ----------    ---------      ---------
BALANCE AT APRIL 30, 2006
(CONSOLIDATED) -  UNAUDITED        18,315,001       $  1,831           --   $     --       $     --      $(821,286)     $(819,455)
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

                              PHARMA-BIO SERV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2006 (UNAUDITED)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


Pharma-Bio Serv, Inc.("Pharma-Bio") is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. ("Lawrence"). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. ("Plaza"), a Puerto Rico corporation, which operates in Puerto Rico under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the "Company."

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which is accounted for as a reverse acquisition. Although Pharma-Bio, then known as Lawrence, is the Company that made the acquisition, for accounting purposes, Plaza is treated as the acquiring company. As a result, the financial statements reflect the financial position, results of operations and cash flows of Plaza prior to January 25, 2006 and the combined operations of Pharma-Bio and Plaza from and after January 25, 2006.

All intercompany transactions and balances have been eliminated in consolidation.

On February 22, 2006, Pharma-Bio changed its fiscal year to the fiscal year ended October 31, which is Plaza's fiscal year. The change in fiscal year is reflected in the Form 10-QSB for the quarter ended January 31, 2006. The change of fiscal year results from the acquisition of Plaza.

The unaudited interim financial statements for the quarters and the six months ended April 30, 2006 and 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


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

NOTE I - STOCK OPTIONS


In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company's stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible of discretionary options. However, each newly elected independent director receives a the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and as to the remaining 50% 18 months from the date of grant. Pursuant to this provision, on January 25, 2006, options to purchase 25,000 shares at $.7344 per share, being the fair market value on the date of grant, were automatically granted to each of the three independent directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.


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