Form 10QSB
period 2006-07-31
Pharma-Bio Serv, Inc.
filed 2006-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

The number of shares outstanding of the registrant's Common Stock as of September 14, 2006 was 18,315,001.

PHARMA-BIO SERV, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JULY 31, 2006

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of July 31, 2006
(unaudited)	3

Consolidated Statements of Income for the three month
period and the nine month period ended July 31, 2006, and
Plaza-Only Statements of Income for the three month
period and the nine month period ended July 31, 2005
(unaudited)	4

Consolidated Statements of Cash Flows for the three month
period and the nine month period ended July 31, 2006, and
Plaza-Only Statements of Cash Flows for the three month
period and the nine month period ended July 31, 2005
(unaudited)	5

Consolidated Statement of Changes in Stockholders’
Equity (Deficiency) for the nine month period ended
July 31, 2006 (unaudited)	6

Notes to Financial Statements	7

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation	20

Item 3 - Controls and Procedures	28

PART II OTHER INFORMATION

Item 6 - Exhibits	29

PHARMA-BIO SERV, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT JULY 31, 2006

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet (Unaudited)
At July 31, 2006

Assets:
Current Assets
Cash and cash equivalents	$1,394,413
Accounts receivable, including unbilled revenues of $47,080	5,531,550
Other	504,307
Total Current Assets	7,430,270

Property and equipment	423,172

Other assets, mainly intangible assets	223,317

Total Assets	$8,076,759

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Current portion-obligations under capital leases	$38,094
Accounts payable and accrued expenses	876,090
Due to affiliate - current	2,327,529
Total Current Liabilities	3,241,713

Due to affiliate	5,149,991

Other Long-Term Liabilities	151,658
Total Liabilities	8,543,362

Stockholders' Deficiency:

Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-

Common Stock,$0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 18,315,001 shares	1,831

Accumulated deficit	(468,434)
Total Stockholders' Deficiency	(466,603)

Total Liabilities and Stockholders' Deficiency	$8,076,759

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE-MONTH PERIODS AND THE
NINE-MONTH PERIODS ENDED JULY 31, 2006 AND 2005

	Three months ended July 31,		Nine months ended July 31,
	Consolidated	Plaza-Only	Consolidated	Plaza-Only
	2006	2005	2006	2005

REVENUES	$3,216,933	$3,857,825	$10,425,818	$13,617,908

COST OF REVENUES	1,833,170	2,129,870	6,099,675	7,244,700

GROSS PROFIT	1,383,763	1,727,955	4,326,143	6,373,208

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	569,208	399,958	1,499,497	1,313,957

INTEREST EXPENSE	128,327	2,517	262,473	8,104

DEPRECIATION AND AMORTIZATION	52,363	34,909	141,303	70,422

INCOME BEFORE INCOME TAX	633,865	1,290,571	2,422,870	4,980,725

INCOME TAX	281,013	-	701,191	-

NET INCOME	$352,852	$1,290,571	$1,721,679	$4,980,725

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.74	$0.22	$2.85

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.32	$0.10	$1.23

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - BASIC	18,315,001	1,750,000	7,878,323	1,750,000

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - DILUTED	22,080,034	4,045,752	16,464,964	4,045,752

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTH PERIODS AND THE
NINE-MONTH PERIODS ENDED JULY 31, 2006 AND 2005

	Three months ended July 31,		Nine months ended July 31,
	Consolidated	Plaza-Only	Consolidated	Plaza-Only
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$352,852	$1,290,571	$1,721,679	$4,980,725
Loss on disposition of property and equipment	-	-	3,664	-
Depreciation and amortization	52,363	34,909	141,303	70,422
Bad debts expense	-	-	-	31,450
Imputed interest expense	125,304	-	252,520	-
Decrease (increase) in accounts receivable	(588,699)	1,349,113	(600,736)	359,554
Decrease (increase) in other assets	(222,685)	(94,210)	(508,718)	(98,527)
Increase (decrease) in liabilities	(345,727)	(194,873)	(349,431)	(318,693)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(626,592)	2,385,510	660,281	5,024,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,514)	-	(97,198)	(92,340)
Cash acquired as part of the acquisition of Plaza	-	-	28,943	-
NET CASH USED IN INVESTING ACTIVITIES	(6,514)	-	(68,255)	(92,340)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	-	-	10,000,000	-
Payment for purchase of stock in Plaza	-	-	(9,900,000)	-
Payment for non-compete covenant	-	-	(100,000)	-
Payments on capital lease obligations	(9,037)	(11,173)	(26,228)	(32,412)
Payments to affiliate	(213,388)	-	(213,388)	-
Distributions	-	(123,330)	(749,554)	(4,667,850)
NET CASH USED IN FINANCING ACTIVITIES	(222,425)	(134,503)	(989,170)	(4,700,262)

NET INCREASE (DECREASE) IN CASH	(855,531)	2,251,007	(397,144)	232,329

CASH - BEGINNING OF PERIOD	2,249,944	1,018,047	1,791,557	3,036,725

CASH - END OF PERIOD	$1,394,413	$3,269,054	$1,394,413	$3,269,054

PAYMENTS OF:
Income tax	$364,063	$-	$728,126	$-
Interest	$3,023	$2,517	$9,953	$8,104

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$-	$1,483	$-
Acquisition of vehicles under capital leases	$-	$57,230	$-	$90,260
Application of down payment to acquisition price of
property and equipment	$37,655	$-	$37,655	$-
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)	$-	$256,877	$84,561	$557,097
Debt incurred in the acquisition of certain assets from a
validation company	$-	$-	$200,000	$-
Debt payable to officer originated in the acquisition of Plaza
Plaza, net of $1,025,000 imputed interest	$-	$-	$7,225,000	$-

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE-MONTH PERIOD ENDED JULY 31, 2006

						Retained
					Additional	Earnings
	Common Stock		Preferred Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

BALANCE AT OCTOBER 31, 2005 (PLAZA-ONLY) - AUDITED	50,000	$1,000.00	-	$-	$-	$5,979,569.00	$5,980,569.00

RECLASSIFICATION OF $0.02 COMMON STOCK	(50,000)	(1,000)	-	-	1,000	-	-

ISSUANCE OF $0.0001 COMMON STOCK IN CONNECTION
WITH RECLASSIFICATION OF EQUITY	275,900	28	-	-	20,947	-	20,975

TO REFLECT 2:1 STOCK DISTRIBUTION	275,900	28	-	-	(28)	-	-

ISSUANCE OF $0.0001 COMMON STOCK	1,750,000	174	-	-	844,385	-	844,559

ISSUANCE OF $0.0001 PREFERRED STOCK	-	-	1,175,000	118	10,171,383	-	10,171,501

ISSUANCE OF STOCK WARRANTS TO PURCHASE 2,500,000
SHARES OF COMMON STOCK AT $0.06	-	-	-	-	1,686,000	(1,686,000)	-

ISSUANCE OF STOCK WARRANTS TO PURCHASE 1,600,000
SHARES OF COMMON STOCK AT $0.06	-	-	-	-	800	(800)	-

CAPITAL PAYMENT	-	-	-	-	(12,724,487)	(5,647,284)	(18,371,771)

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	15,998,800	1,600	(1,175,000)	(118)	-	(1,482)	-

ADDITIONAL SHARES FROM CONVERSION OF PREFERRED
STOCK TO COMMON STOCK	14,401	1				(1)	-

NET INCOME	-	-	-	-	-	1,721,679	1,721,679

DISTRIBUTIONS	-	-	-	-	-	(834,115)	(834,115)

BALANCE AT JULY 31, 2006 (CONSOLIDATED) - UNAUDITED	18,315,001	$1,831	-	$-	$-	$(468,434)	$(466,603)

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006 (UNAUDITED)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc.(“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. ("Lawrence"). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. ("Plaza"), a Puerto Rico corporation, which operates in Puerto Rico under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the “Company.”

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

On February 22, 2006, Pharma-Bio changed its fiscal year to the fiscal year ended October 31, which is Plaza’s fiscal year. The change in fiscal year is reflected in the Form 10-QSB for the quarter ended January 31, 2006. The change of fiscal year results from the acquisition of Plaza, which was accounted for as a reverse acquisition.

The unaudited interim financial statements for the quarters and the nine months ended July 31, 2006 and 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

SHARE DISTRIBUTION

On January 24, 2006, Pharma-Bio effected a two-for-one share distribution with respect to its common stock pursuant to which Pharma-Bio issued one share of common stock for each share outstanding on the record date, January 24, 2006. All share and per share information in these financial statements give retroactive effect to this share distribution.

REVERSE ACQUISITION

On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among Pharma-Bio, Plaza Acquisition Corp., a wholly-owned subsidiary of Pharma-Bio ("Acquisition Company"), Plaza and Elizabeth Plaza, the sole stockholder of Plaza, Pharma-Bio acquired Plaza. The acquisition was effected by the merger of Acquisition Company into Plaza. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. At the closing, all of the present officers and directors of Pharma-Bio resigned from their respective positions, except that Mr. Dov Perlysky, who was president and a director of Pharma-Bio, resigned as an officer, but continued as a director. At the closing, Pharma-Bio elected four directors, including Ms. Plaza. The other three are independent directors.Pursuant to the Plaza Agreement, at the closing, Pharma-Bio issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with an exercise price of $.06 per share to San Juan Holdings, Inc., the investment banker for Plaza and Ms. Plaza. Pharma-Bio provided certain demand and piggyback registration rights to Ms. Plaza and San Juan Holdings covering the shares of common stock issued to them at the closing and the shares issuable upon exercise of the warrants issued to San Juan Holdings.

As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005. Subject to the requirement that Plaza have at least $2,000,000 in cash as of November 30, 2005, the purchase price was to be adjusted upward or downward depending on the net tangible book value, determined as provided in the Plaza agreement. This provision resulted in an additional payment to Ms. Plaza in the amount of $88,161, which was paid during the third quarter of 2006.

The Plaza Agreement provides that Plaza, rather than Ms. Plaza, is responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza's net income from December 1, 2005 to January 24, 2006 is taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza's taxable income for said period amounts to $125,227. Plaza reimbursed Ms. Plaza the $125,227 during the third quarter of 2006. The $88,161 payment described in the preceding paragraph and the $125,227 payment described in this paragraph are treated as additional payments on account of the purchase price of Plaza stock from Mrs. Plaza.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due affiliate): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity.Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

REVENUE RECOGNITION

The Company recognizes revenues in the month when services are rendered to customers. Revenue is primarily derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent, from fixed-fee contracts or from "not to exceed" contracts (approximately 10% of total revenues). In the case of fixed-fee contracts, which mostly are short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract. If the Company determines that a fixed-fee or “not to exceed” contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

CASH AND CASH EQUIVALENTS

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

Although Ms. Plaza is responsible for the taxes on the Plaza's taxable income for the period from December 1, 2005 to January 24, 2006, pursuant to the Plaza Agreement, the Company agreed to reimburse Ms. Plaza for the income taxes applicable to said taxable income. The reimbursement amounts to $125,227 and was paid on June 15, 2006.

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

STOCK-BASED COMPENSATION

Through the three month and the nine month periods ended July 31, 2006, the Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans in accordance with APB Opinion No. 25 and related interpretations whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation is calculated using the fair value method of accounting for stock options issued to employees. The Company's pro forma information is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net income	$352,852	$1,290,571	$1,721,679	$4,980,725

Less: Stock-based employee compensation under fair value method, net of tax effect	2,654	-	529,084	-

Pro forma net income attributable to common stockholders	$350,198	$1,290,571	$1,192,595	$4,980,725

Basic earnings per share of common stock:
As reported	$0.02	$0.74	$0.22	$2.85
Pro forma	$0.02	$0.74	$0.15	$2.85

Diluted earnings per share of common stock
As reported	$0.02	$0.32	$0.10	$1.23
Pro forma	$0.02	$0.32	$0.07	$1.23

Weighted average number of common shares outstanding - basic	18,315,001	1,750,000	7,878,323	1,750,000

Weighted average number of common shares outstanding - diluted	22,080,034	4,045,752	16,464,964	4,045,752

For the fiscal year ended October 31, 2004 Plaza granted stock options to purchase 4,125 shares of its common stock. Pursuant to the reverse acquisition, these Plaza option shares are equivalent to options to purchase 776,186 shares of Pharma-Bio common stock. Accordingly, the value of these options is estimated on the same basis as Pharma-Bio options.

The 4,125 of Plaza options are equivalent to 776,186 Pharma-Bio stock options based on the following:

Plaza options		4,125
Exercise price at market	$	x 138.19
Value of Options		$570,031
Pharma-Bio exercise price	$	÷ 0.7344
Equivalent Pharma-Bio options		776,186

There were no additional Plaza options issued subsequent to October 31, 2004. None of the Plaza options ere exercised prior to the reverse acquisition transaction.

INCOME PER SHARE OF COMMON STOCK

Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the number of shares outstanding represented the 1,150,000 shares received by the former stockholder of Plaza and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the series A preferred stock was deemed outstanding from the date of issuance until April 25, 2006, when the Company’s restated certificate of incorporation was filed with the Secretary of State of Delaware and the shares of series A preferred stock were automatically converted into common stock. The warrants were deemed to be outstanding from the date of issuance to the end of the reporting period, except for stock warrants issued to the investment banker for Plaza as a result of the reverse acquisition, which were deemed to be outstanding through all periods prior to the reverse acquisition.

The weighted average common shares outstanding (basic and diluted) were calculated using the treasury stock method for the respective periods.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

2. In March 2005, the FASB issued Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143 "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Statement 143 acknowledges that in some cases, sufficient information may not be available to a reasonably estimate the fair value of an asset obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.3. In December 2004, the FASB issued Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company does not expect that the adoption of FASB Statement No. 153 will have a material impact on its results of operations and financial position.

4. In December 2004, the FASB published Statement No. 123R requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements, including share option restricted plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement No. 123(R) replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

This Statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. One of the effects of the application of FASB123R is to treat the value (as properly determined) of the options as compensation to the grantees, thus increasing the Company's selling, general and administrative expenses.

5. In May 2005, the FASB issued Statement No. 154 "Accounting for Changes and Errors Corrections." This Statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle.

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

Each share of series A preferred stock was automatically converted into 13.616 shares of common stock, or an aggregate of 15,998,800 shares of common stock upon the filing on April 25, 2006, of a restated certificate of incorporation which increased the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

The subscription agreement pursuant to which the series A preferred stock and warrants were issued required Pharma-Bio to file a registration statement within 60 days after the effective date of the merger between Plaza and Plaza Acquisition Corp. The effective date of the merger was January 25, 2006, therefore, the 60-day term expired on March 26, 2006. Since Pharma-Bio failed to file the registration statement by that date, Pharma-Bio was required to issue .0003 shares of common stock for each share of common stock issued upon conversion of the series A preferred stock for each day of delay. Pharma-Bio was three days late, therefore, 14,401 shares of common stock were issued to the former holders of the series A preferred stock.

The warrants issued in the private placement expire five years from the closing date and are callable by Pharma-Bio if the closing price of the common stock is at least twice the exercise price of the warrants for twenty (20) consecutive trading days.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment, as of July 31, 2006 consists of:

	Useful life (years)	Amount
Vehicles	5	$221,434
Leasehold improvements	5	64,895
Computers	3	164,982
Equipment	3-5	121,450
Furniture and fixtures	10	67,907
Total		640,668
Less: Accumulated depreciation and amortization		(217,496)
Property and equipment, net		$423,172

NOTE E - OTHER ASSETS

At July 31, 2006, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $13,333	$86,666
Customer-related intangibles, net of accumulated amortization of $29,167	120,833
Other	5,818
$223,317

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

All of the intangibles assets were originated during the nine-month period ended July 31, 2006, therefore, there was no amortization of intangible assets in prior periods. The amortization expense for the three-month period and the nine-month period ended on July 31, 2006 amounted to $17,500 and $42,500, respectively.

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

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Theoretical income tax expense by application of statutory rates to the book pre-tax	$263,054	$503,323	$1,005,491	$1,942,483

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)	-	(503,323)	(358,037)	(1,942,483)

Permanent difference	17,959	-	53,737	-

Income tax expense	$281,013	$-0-	$701,191	$-0-

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code during the year ended October 31, 2005 and the period from November 1, 2005 through January 24, 2006, its income was taxed to its stockholder during those periods, and Plaza did not pay income tax. If income tax were paid at the statutory rate, Plaza’s net income would have been $787,248, or $0.45 per share (basic) and $0.19 per share (diluted), for the quarter ended July 31, 2005; $1,363,642, or $0.17 per share (basic) and $0.08 per share (diluted), for the nine months ended July 31, 2006; and $3,038,242, or $1.74 per share (basic) and $0.75 per share (diluted), for the nine months ended July 31, 2005.

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

2007	$2,750,000
2008	2,750,000
2009	2,750,000

Total payments	8,250,000
Less: imputed interest	(772,480)

Present value of minimum
payments	7,477,520
Current portion	(2,327,529)

Long-term portion	$5,149,991

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

Pursuant to the Puerto Rico Internal Revenue Code, the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Plaza was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to the Company's stockholder since Ms. Plaza was the person entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the financial statements as noncash distribution.

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

2. Lease commitments

Capitalized lease obligations - As of July 31, 2006, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $55,789). Depreciation expense for these assets amounted to $11,072 and $14,376 in the three-month periods ended July 31, 2006 and 2005, and $33,733 and $34,900 in the nine-month period ended July 31, 2006 and 2005, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at July 31, 2006:

2007	$48,240
2008	48,240
2009	48,240
2010	64,121
2011	3,178
Total minimum lease payments	212,019
Less: Amount of imputed interest	(22,267)
Present value of minimum lease
payments	189,752
Current portion of obligation under
capital leases	(38,094)

Long-term portion	$151,658

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under different rental agreements with the following terms:

	Monthly
Description	Rent	Commitment Term
Main resources facilities	$3,200	Ending in October 2007
Housing for employees	$1,850	Ending in November 2006
Lemerick office space	$1,000	Ending in July 2007

The first lease listed in the table is with an affiliate of the chief executive officer.

In June 2006, the Company entered into a new lease agreement for new office facilities in Lemerick, Pennsylvania, at a monthly rental of $1,000. The lease term of the new lease agreement expires on July 31, 2007, but the agreement may be terminated earlier by giving a prior 90 days written notice. The new lease agreement may be renewed for an additional term of three years at monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 during the third year of the lease renewal term.

Rent expense during the three-month period ended July 31, 2006 and 2005 was $29,086 and $30,675, respectively, and $81,786 and $91,145 for the nine-month period ended July 31, 2006 and 2005, respectively.

NOTE I - STOCK OPTIONS

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible of discretionary options. However, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and as to the remaining 50% 18 months from the date of grant. Pursuant to this provision, on January 25, 2006, options to purchase 25,000 shares at $.7344 per share, being the fair market value on the date of grant, were automatically granted to each of the three independent directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

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

NOTE J - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a bank checking account.

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

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico, and a small number of customers have accounted for a significant percentage of its revenue. The following table sets forth information as to revenues and percentage of revenues for these periods (dollars in thousands) for the Company's principal clients, all of which are pharmaceutical companies:

	Three months ended July 31,		Nine months ended July 31,
Customer	2006	2005	2006	2005
Customer A	$523 (16.3%)	$1,873 (48.5%)	$2,620 (25.1%)	$6,132 (45.0%)
Customer B	334 (10.4%)	850 (22.0%)	1,118 (10.7%)	2,712 (19.9%)
Customer C	1,330 (41.3%)	122 (3.2%)	3,126 (30.0%)	129 (0.9%)
Customer D	506 (15.7%)	215 (5.6%)	1,094 (10.5%)	728 (5.3%)

Client A, B, C and D had an outstanding balance at July 31, 2006 representing 21%, 12%, 40% and 9%, respectively, of the total receivables.
The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. However, the loss or significant decline in business from any of its major customers could have a material effect upon its revenue and income.

In June 2006, one of the Company’s largest customers announced the closing of one of its two facilities in Puerto Rico and the reduction of staff in the second. The accompanying statements of operations include revenues from the closed facility as follows:

Period	Revenues
Three months ended July 31, 2006	$322,881
Three months ended July 31, 2005	$1,256,979
Nine months ended July 31, 2006	$1,785,804
Nine months ended July 31, 2005	$4,474,743

The receivables at July 31, 2006 from the closed facility amounted to approximately $760,000. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended July 31, 2006 and 2005 were $9,121 and $12,228, respectively. Contributions for the nine months ended July 31, 2006 and 2005 were $30,926 and $28,108, respectively.

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

As a result of the reverse acquisition that closed on January 25, 2006, Plaza is treated as the accounting acquirer and the results of operations for periods prior to January 25, 2006 reflect only the operations of Plaza.

Overview

The Company is a validation and compliance consulting service firm in Puerto Rico. The validation and compliance consulting service market in Puerto Rico consists of local validation and compliance consulting firms, United Stated dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. The Company provides a broad range of compliance and validation consulting services. The Company markets its services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the United States and Europe through their Puerto Rico operations. The Company's staff includes more than 140 experienced engineering and life science professionals, and includes former FDA investigators, former quality assurance managers or directors, and experienced and well-trained professionals with masters and doctorates in health sciences and engineering.

The Company's revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues), from fixed-fee contracts or from "not to exceed" contracts, which generally are short-term contracts, in which the value of the contract to the Company cannot exceed a stated amount. For time and materials contracts, the Company's revenue is principally a function of the number of its compliance and validation professional employees and the volume of hours billed per professional. To the extent that the Company's revenue is based on fixed-fee or "not to exceed" contracts, its ability to operate profitably is dependent upon its ability to estimate accurately the costs that it will incur on a project and to management and monitoring progress. If the Company underestimates its costs on any contract, it would sustain a loss on the contract.

The Company believes the most significant factors to achieving future business growth are the ability to (a) continue to provide quality value-added validation and compliance services to its clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand its products and services to address the expanding compliance needs of its clients; and (d) expand the Company's market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of its clients.

The Company's business has been dependent upon a small number of clients. During the three months ended July 31, 2006 and 2005, and the nine months ended July 31, 2006 and 2005, a very small number of clients accounted for a disproportionately large percentage of the Company's revenues. For the three-month and nine-month periods ended July 31, 2006, four customers accounted for approximately 80% of revenues. For the three-month and nine-month periods ended July 31, 2005, two of these four customers accounted for approximately 68% of revenues. The loss of or significant reduction in the scope of work performed for any major customer could impair the Company's ability to operate profitably. In particular, the Company had a contract with one of these major customers which expired on December 31, 2005. Although this contract was divided in various smaller contracts and extended with termination dates varying through December 2006, the level of business has significantly declined from the prior year. In June 2006, this customer announced the closing of one of its two facilities located in Puerto Rico and a reduction of staff in the second facility. The revenues from this major customer were as follows:

Period	Operating facility	Closing facility	Total
Three months ended July 31, 2006	$200,360	$322,881	$523,241
Three months ended July 31, 2005	615,925	1,256,979	1,872,904
Nine months ended July 31, 2006	834,582	1.785,804	2,620,386
Nine months ended July 31, 2005	1,657,145	4,474,743	6,131,888

Although our business is affected by seasonal factors such as vacation and holiday work policies, we do not believe that our business is seasonal. However, because our business is based on performing services under contracts which relate to specific projects, there may be a lag between the completion of one project and the commencement of the following project. This lag may cause some decline in revenues and a related decline in gross margin.

On January 9, 2006, Plaza acquired, for $300,000, certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and a validation compliance service business. The purchase price was paid in three installments, each in the amount of $100,000. Plaza also hired nine former employees of the business. This acquisition was made pursuant to Plaza's strategy to expand its operations beyond Puerto Rico and Puerto Rico businesses with a view to lessening Plaza's dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the quarter ended July 31, 2006 amounted to approximately $180,000, and revenues for the nine-month period ended July 31, 2006 amounted to approximately $538,000. The Company cannot give assurance that any significant revenues will be derived from these operations.

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

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which is accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, Pharma-Bio paid Ms. Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of the Pharma-Bio's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. The first payment, net of imputed interest, is a current liability at July 31, 2006, and, together with the costs incurred by Pharma-Bio in connection with the acquisition of Plaza, is a significant factor in the reduction in the Company's working capital at July 31, 2006, as discussed under "Liquidity and Capital Resources."

As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005, with the excess to be paid to Ms. Plaza, the selling stockholder. As a result, we owed Ms. Plaza an additional $88,161 pursuant to this provision.

The agreement relating to the acquisition of Plaza also provides that we, rather than Ms. Plaza, are responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza’s net income from December 1, 2005 to January 24, 2006 is taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza’s taxable income for said period amounts to $125,227. On June 15, 2005, we paid Ms. Plaza the $88,161 payable described in the preceding paragraph and the $125,227 tax reimbursement. Both of these payments are treated as additional payments on account of the purchase price of Ms. Plaza’s stock.

Prior to January 25, 2006, we operated as an N Corporation under the Puerto Rico Internal Revenue Code. An N corporation is similar to an S corporation under the Internal Revenue Code in that the corporation itself is not subject to tax and all taxable income is taxed to Ms. Plaza, as the sole stockholder. Upon the completion of the reverse acquisition on January 25, 2006, we became subject to Puerto Rico income tax, which provides for corporate income tax at our tax bracket at rates ranging from 39% to 41.5%. The table under “Results of Operations” shows the pro forma results of operations as if we had been subject to Puerto Rico income tax since November 1, 2003.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. Management believes the following are the critical accounting policies that impact the financial statements.

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

Revenue Recognition - The Company recognizes revenues when services are rendered to customers for time and materials contracts. In the case of fixed-fee or "not to exceed" contracts, which are generally short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

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

Commencing with the acquisition of Plaza on January 25, 2006, the Company will be tax based on its taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code. The financial statements for the three-month and the nine-month periods ended July 31, 2006, reflect an income tax expense based on the applicable provisions of the Puerto Rico Code, since the income was earned in Puerto Rico, and, pursuant to the Puerto Rico Code, the Company did not pay income tax for periods prior to January 25, 2006.

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

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico. Approximately $2.7 million, or 84%, of the revenues in the July 31, 2006 quarter were generated by four customers. Two of these customers accounted for revenue of approximately $2.7 million, or 71%, of revenue for the July 31, 2005 quarter. The four customers had an outstanding balance at July 31, 2006 representing 82% of the total receivables. The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Retirement Plan -- Plaza adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document, amounting to $9,121 for the July 31, 2006 quarter and $12,228 for the July 31, 2005 quarter.

Stock Option Plan --During the year ended October 31, 2004, Plaza granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which Plaza deemed to be the fair value of its common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with the acquisition of Plaza, these options were cancelled and Pharma-Bio granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. In addition, options to purchase 75,000 shares of common stock were granted to our independent directors pursuant to a provision of the plan that provided for the automatic grant of an option to purchase 25,000 shares upon the initial election of an independent director. All of the Company’s outstanding have an exercise price of $.7344, a term of five years and are exercisable in installments.

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

New Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

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

Results of Operations

The following tables set forth our statements of operations for the three-month and the nine-month periods ended July 31, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2006		2005		2006		2005
Revenue	$3,217	100.0%	$3,858	100.0%	$10,426	100.0%	$13,618	100.0%
Cost of revenue	1,833	57.0%	2,130	55.2%	6,100	58.5%	7,245	53.2%
Gross profit	1,384	43.0%	1,728	44.8%	4,326	41.5%	6,373	46.8%
Selling, general and administrative costs	570	17.7%	400	10.3%	1,500	14.4%	1,314	9.6%
Interest expense	128	4.0%	2	0.1%	262	2.5%	8	0.1%
Depreciation and amortization	52	1.6%	35	0.9%	141	1.4%	70	0.5%
Income before income taxes	634	19.7%	1,291	33.5%	2,423	23.2%	4,981	36.6%
Income tax expense[1]	281	8.7%	--	--	701	6.7%	--	--
Net income[1]	$353	11.0%	$1,291	33.5%	$1,722	16.5%	$4,981	36.6%

(1) Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the Internal Revenue Code, prior to the reverse acquisition. As a result, Plaza did not pay any income tax. Since January 25, 2006, the Company has been subject to income tax in Puerto Rico. If Plaza had not been treated as an N Corporation during the three-month and the nine-month periods ended July 31, 2006 and 2005, the Company income before income taxes would have been taxed at rates ranging from 39% to 41.5%. The following table shows the income before income taxes, pro forma income taxes and pro forma net income for these periods in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2006		2005		2006		2005
Income before income taxes	$634	19.7%	$1,291	33.5%	$2,423	23.2%	$4,981	36.6%
Pro forma income tax expense	281	8.7%	503	13.0%	1,059	10.2%	1,942	14.3%
Pro forma net income	$353	11.0%	$788	20.4%	$1,364	13.1%	$3,039	22.3%

Revenues. Revenues for the quarter ended July 31, 2006 were $3.2 million, a decrease of approximately $0.7 million, or 17%, compared to the revenues for the quarter ended July 31, 2005. The decrease reflected a decline in revenue of approximately $1.9 million in the quarter ended July 31, 2006 from the comparable quarter of the prior year from two of the Company’s largest customers (Customers A and B), following completion of contracts with these customers. One of these customers has announced that it is significantly reducing the scope of its operations by closing one of its two facilities in Puerto Rico and reducing personnel at the second. The decrease in revenue was partially offset by an increase of $1.5 million from the other two customers (Customers C and D), which generated nominal revenue in the three-month period ended July 31, 2006.

There was a decrease in revenue of $3.2 million, or 23%, in the nine month period ended July 31, 2006 from the comparable nine month period of the prior year. The decrease reflected a decline in revenue of $5.1 million from the two largest customers (Customers A and B) referred to in the preceding paragraph, which was partially offset by an increase of $3.4 million from Customers C and D that generated revenues of $0.9 million in the nine month period ended July 31, 2005.

Cost of Revenues; Gross Margin. The Company's gross margin decreased from 44.8% to 43.0% during the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005, and from 46.8% to 41.5% during the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005. The reduction of gross margin was attributable to increased labor costs, which is the only component of our cost of revenues. Although we try to pass on the increased costs, we are not always able to do so in a timely manner, and there are often delays between the time we incur increased labor costs and the time we are able to increase our charges to customers.

Selling, General and Administrative Expenses. Total expenses were approximately $570,000 during the quarter ended July 31, 2006, an increase of approximately $170,000, or 43.5%, from the comparable quarter of the prior year. An increase of $186,000 resulted in the nine month period ended July 31, 2006 from the comparable period of the prior year. Such increases resulted mainly from expenses incurred mainly from the reverse acquisition date, which was January 25, 2006. The expenses correspond to executive salaries not previously incurred, as well as to legal and related expenses associated with SEC filings.

Interest Expense. Since January 25, 2006, the Company has been recognizing approximately $125,000 quarterly corresponding to imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which originated as a result of the reverse acquisition.

Income Tax Expense. The increase in the income tax expense results from a change in its tax status. The Company became a regular corporation taxpayer effective January 25, 2006. Prior to that date, the Company did not pay taxes pursuant to the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that its taxable income is taxed to the stockholders.

Net Income. As a result of the Company's decline in revenues, combined with a lower gross margin resulting from the increase in labor costs, the increase in selling, general and administrative expenses, the recognition of imputed interest and the change of its tax status, the Company's:

* net income for the July 31, 2006 quarter decreased to approximately $0.4 million, or $0.02 per share (basic and diluted), a decline of approximately $0.9 million, or 73%, from $1.3 million net income, or $0.74 per share (basic) and $0.32 per share (diluted), for the July 31, 2005 quarter, and

* net income for the nine-month period ended on July 31, 2006 decreased to approximately $1.7 million, or $0.22 per share (basic) and $0.10 per share (diluted), a decline of approximately $3.3 million, or 65%, from $5.0 million net income, or $2.85 per share (basic) and $1.23 per share (diluted), for the nine-month period ended July 31, 2005.

The basic and diluted income per share are also affected by the securities issued in connection with the private placement that was completed contemporaneously with the reverse acquisition. At that time, the Company issued shares of series A preferred stock which were convertible into 15,998,800 shares of common stock. The series A preferred stock was automatically converted into the 15,998,800 shares on April 25, 2005, when the Company increased its authorized capital stock. As a result, the shares of common stock that were issued upon conversion of the series A preferred stock are included in determining diluted earnings per share from January 25, 2006 until April 24, 2006 and in determining basic earnings per share thereafter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At July 31, 2006, the Company had working capital of approximately $4.2 million, a decrease of $1.6 million from the working capital at October 31, 2005 of $5.8 million. Although we generated approximately $0.6 million from operations during the nine months ended July 31, 2006, this increase was offset by the current obligation of approximately $2.3 million payable to Elizabeth Plaza in connection with the acquisition of Plaza. We also have long-term obligations to Ms. Plaza for the payments of $2.75 million due in each of January 2008 and 2009.

We raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Elizabeth Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses.

Pursuant to the merger agreement the Company was required to pay Ms. Plaza the amount by which our tangible net worth exceeded $5.5 million at November 30, 2005. Pursuant to this provision, the Company paid Ms. Plaza $88,161 on June 15, 2006. Prior to the closing under the merger agreement, Plaza was taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which, like an S Corporation under the Internal Revenue Code, provides that the corporation is not subject to corporate income tax and income is taxed to the stockholders. Ms. Plaza, as sole stockholder, was taxed on Plaza’s income during the period from December 1, 2005 to January 24, 2006, and the merger agreement required the Company to reimburse Ms. Plaza for the amount of the tax. This amount was $125,227, which was paid on June 15, 2006.

For the nine months ended July 31, 2006 and the year ended October 31, 2005, we made cash distributions of approximately $834,000 and $8.0 million, respectively, to or on behalf of Elizabeth Plaza. These amounts include cash distributions ($750,000 for the nine months ended July 31, 2006 and $7.3 million for the year ended October 31, 2005) and income tax withheld by clients which was treated as a payment of taxes on behalf of Ms. Plaza and used as a credit by Ms. Plaza on her income taxes ($85,000 for the nine months ended July 31, 2006 and $649,000 for the year ended October 31, 2005).

The Company's primary cash needs consist of payment of compensation to its professional employees, overhead expenses and payment to the Puerto Rico Secretary of the Treasury for income taxes. The Company has an unsecured line of credit of $250,000 that bears interest at 2.00% over the prime rate and was unused at July 31, 2006. In addition, since January 25, 2006, we have been subject to income tax in Puerto Rico. Our taxable income in Puerto Rico is taxed at rates ranging from 39% to 41.5% of taxable income.

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

While uncertainties relating to competition, the industries and geographical regions served by the Company and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements. However, as stated above, our largest client has significantly reduced the scope of its operations in Puerto Rico and other companies in the industries which we serve may take similar actions. To the extent that these factors result in a continued decline in our revenue, our liquidity may be affected if we are not able to expand our potential customer base both in and outside of Puerto Rico.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Form 8-K which was filed on January 31, 2006 and in the Company’s other filings with the SEC and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

PHARMA-BIO SERV, INC.

/s/ Elizabeth Plaza
Elizabeth Plaza
Chief Executive Officer

/s/ Manuel O. Morera
Manuel O. Morera
Chief Financial Officer