Form 10QSB/A
period 2006-01-31
Pharma-Bio Serv, Inc.
filed 2006-11-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-0653570
(State of Incorporation)	(I.R.S. Employer Identification No.)

373 Mendez Vigo, Suite 110, Dorado, Puerto Rico 00646
(Address of principal executive offices)

787-278-2709
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ yes    ☐ no

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ yes  ☒ no

The number of shares outstanding of the registrant's Common Stock as of March 10, 2006 was 2,301,800.

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended January 31, 2006 (the "Original Form 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on March 24, 2006. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to March 24, 2006, the filing date of the original Form 10-QSB.

PHARMA-BIO SERV, INC.

FORM 10-QSB/A

FOR THE QUARTER ENDED JANUARY 31, 2006

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of January 31, 2006 (unaudited)	3

Statements of Income for the three months ended January 31, 2006 and 2005 (unaudited)	4

Statements of Cash Flows for the three months ended January 31, 2006 and 2005
(unaudited)	5

Statement of Changes in Stockholders’ Equity (Deficiency) for the three months ended
January 31, 2006 (unaudited)	6

Notes to Financial Statements	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operation	20

Item 3 - Controls and Procedures	27

PART II OTHER INFORMATION

Item 6 - Exhibits	27

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet (Unaudited)
At January 31, 2006

Assets:
Current Assets
Cash	$3,084,214
Accounts receivable	3,449,022
Other	188,686
Total Current Assets	6,721,922

Property and equipment	444,006

Other assets	260,680

Total Assets	$7,426,608

Liabilities and Stockholders' Deficiency:
Current Liabilities
Current portion-obligations under capital leases	$36,875
Accounts payable and accrued expenses	1,053,726
Due to affiliate - current	2,462,089
Income taxes	21,873
Total Current Liabilities	3,574,563

Due to affiliate	4,976,299

Other Long-Term Liabilities	170,456
Total Liabilities	8,721,318

Stockholders' Deficiency:

Preferred Stock, $0.0001 par value; authorized
2,000,000 shares; issued and outstanding 1,175,000 shares
of Series A Convertible Preferred Stock	118

Common Stock,$0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 2,301,800 shares	230

Accumulated deficit	(1,295,058)
Total Stockholders' Deficiency	(1,294,710)

Total Liabilities and Stockholders' Deficiency	$7,426,608

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
Statements of Income (Unaudited)
For the Three-Month Periods Ended January 31, 2006 and 2005

	Three months ended January 31,
	Consolidated	Plaza-Only
	2006	2005

REVENUES	$3,404,182	$4,692,999

COST OF REVENUES	2,033,339	2,657,847

GROSS PROFIT	1,370,843	2,035,152

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	425,254	448,651

DEPRECIATION AND AMORTIZATION	30,144	19,741

INCOME BEFORE INCOME TAX	915,445	1,566,760

INCOME TAX	21,873	-

NET INCOME	$893,572	$1,566,760

BASIC EARNINGS PER COMMON SHARE	$0.50	$0.90

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.39

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - BASIC	1,791,985	1,750,000

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING - DILUTED	5,417,925	4,045,752

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
Statements of Cash Flows (Unaudited)
For the Three-Month Periods Ended January 31, 2006 and 2005

	Three months ended January 31,
	Consolidated	Plaza-Only
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$893,572	$1,566,760
Loss on disposition of property and equipment	3,664	-
Depreciation and amortization	30,144	19,741
Bad debts expense	-	-
Decrease (increase) in accounts receivable	1,481,792	(46,352)
Decrease (increase) in other assets	(150,305)	(4,163)
Increase (decrease) in liabilities	(149,922)	(323,423)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,108,945	1,212,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87,028)	(51,720)
Cash acquired as part of the acquisition of Plaza	28,943	-
NET CASH USED IN INVESTING ACTIVITIES	(58,085)	(51,720)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	10,000,000	-
Payment for purchase of stock in Plaza	(9,900,000)	-
Payment for non-compete covenant	(100,000)	-
Payments on capital lease obligations	(8,649)	(9,818)
Distributions	(749,554)	(728,873)
NET CASH USED IN FINANCING ACTIVITIES	(758,203)	(738,691)

NET INCREASE IN CASH	1,292,657	422,152

CASH - BEGINNING OF PERIOD	1,791,557	3,036,725

CASH - END OF PERIOD	$3,084,214	$3,458,877

PAYMENTS OF:
Income tax	$-	$-
Interest	$3,412	$2,758

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle acquired under a capital lease	$-	$33,030
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)	$84,561	$161,256
Debt incurred in the acquisition of certain assets from a
validation company	$200,000	$-
Debt payable to officer originated in the acquisition of
Plaza, net of $1,025,000 imputed interest	$7,225,000	$-

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited)
For the Three-Month Periods Ended January 31, 2006

						Retained
					Additional	Earnings
	Common Stock		Preferred Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

BALANCE AT OCTOBER 31, 2005 (PLAZA-ONLY) - AUDITED	50,000	$1,000	-	$-	$-	$5,979,569	$5,980,569

RECLASSIFICATION OF $0.02 COMMON STOCK	(50,000)	(1,000)	-	-	1,000	-	-

ISSUANCE OF $0.0001 COMMON STOCK IN CONNECTION WITH RECLASSIFICATION OF EQUITY	275,900	28	-	-	20,947	-	20,975

TWO-FOR-ONE SHARE DISTRIBUTION	275,900	28	-	-	(28)	-	-

ISSUANCE OF $0.0001 COMMON STOCK	1,750,000	174	-	-	844,385	-	844,559

ISSUANCE OF $0.0001 PREFERRED STOCK	-	-	1,175,000	118	10,171,383	-	10,171,501

ISSUANCE OF STOCK WARRANTS TO PURCHASE 2,500,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	1,686,000	(1,686,000)	-

ISSUANCE OF STOCK WARRANTS TO PURCHASE 1,600,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	800	(800)	-

CAPITAL PAYMENT	-	-	-	-	(12,724,487)	(5,647,284)	(18,371,771)

NET INCOME	-	-	-	-	-	893,572	893,572

DISTRIBUTIONS	-	-	-	-	-	(834,115)	(834,115)

BALANCE AT JANUARY 31, 2006 (CONSOLIDATED) - UNAUDITED	2,301,800	$230	1,175,000	$118	$-	$(1,295,058)	$(1,294,710)

The accompanying notes are an integral part of these statements.

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. ("Lawrence"). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. (“Plaza”), a Puerto Rico corporation, which operates in Puerto Rico under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the “Company”.

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which is accounted for as a reverse acquisition. Although Pharma-Bio, then known as Lawrence, is the corporation that made the acquisition, for accounting purposes, Plaza is treated as the acquiring company. As a result, the financial statements reflect the financial position, results of operations and cash flows of Plaza prior to January 25, 2006 and the combined operations of Pharma-Bio and Plaza from and after January 25, 2006.

All intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim financial statements for the quarters January 31, 2006 and 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005. Subject to the requirement that Plaza have at least $2,000,000 in cash as of November 30, 2005, the purchase price is to be adjusted upward or downward depending on the net tangible book value, determined as provided in the Plaza agreement. This provision will result in an additional payment to Ms. Plaza in the amount of up to $88,161, which will be paid during the third quarter of 2006.

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

Pharma-Bio raised the funds necessary to make the $10,000,000 payment due to Ms. Plaza through the private placement of units consisting of shares of a series A preferred stock and warrants to purchase 7,999,400 common stock. The series A preferred stock is automatically convertible into 15,998,800 shares of common stock upon an increase in Pharma-Bio's authorized common stock. See Note C.

The acquisition of Plaza and the private placement resulted in a change of control of Pharma-Bio. As a result of the reverse acquisition accounting treatment, Plaza is deemed to be the acquiring company for accounting purposes. The transaction was accounted for as a reverse acquisition because former owners of Plaza, together with the purchasers in the private placement who purchased the series A preferred stock and warrants in connection with the acquisition of Plaza, gained control of Pharma-Bio,. Effective on the acquisition date, Pharma-Bio's balance sheet includes the assets and liabilities of Plaza and its equity accounts have been recapitalized to reflect the equity of Pharma-Bio. The financial statements of the Company for periods prior to January 25, 2006, reflect only the financial position, results of operations and cash flows of Plaza.

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

Although Ms. Plaza is responsible for the taxes on the Plaza's taxable income for the period from December 1, 2005 to January 24, 2006, pursuant to the Plaza Agreement, the Company agreed to reimburse Ms. Plaza for the income taxes applicable to said taxable income. The reimbursement amounts to $125,227 and will be paid during the third quarter of 2006.

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

	Three Months Ended January 31,
	2006	2005
Net income	$893,572	$1,566,760

Deduct: Stock-based employee compensation as determined under fair value method, net of tax effect	517,725	-

Pro forma net income attributable to common stockholders	$375,847	$1,566,760

Basic earnings per share of common stock:
As reported	$0.50	$0.90
Pro forma	$0.21	$0.90

Diluted earnings per share of common stock:
As reported	$0.16	$0.39
Pro forma	$0.07	$0.39

Weighted average number of common shares outstanding:
Basic	1,791,985	1,750,000
Diluted	5,417,925	4,045,752

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

Income Per Share of Common Stock

Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the 1,150,000 shares received by the former stockholder of Plaza and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the outstanding shares of Pharma-Bio. Diluted income per share includes the dilution of common equivalents. Accordingly, in computing diluted earnings per share, the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants issued in January 2006 private placement (see Note C) were deemed outstanding from the date of issuance to the end of the reporting period, and the shares of common stock issuable upon exercise of the warrants issued to the investment banker for Plaza as a result of the reverse acquisition were deemed to be outstanding through all periods prior to the reverse acquisition.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

2. In December 2004, the FASB issued Statement No. 153 "Exchanges of Non-Monetary Transactions - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company does not expect that the adoption of FASB Statement No.153 will have a material impact on its results of operations and financial position.

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

This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. One of the effects of the application of FASB123R is to treat the value (as properly determined) of the options as compensation to the grantees, thus increasing the Company's selling, general and administrative expenses.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

Each share of series A preferred stock automatically converts into 13.616 shares of common stock, or an aggregate of 15,998,800 shares of common stock, upon the filing of a certificate of amendment to Pharma-Bio’s certificate of incorporation which increases the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. The board of directors has approved such an amendment, subject to stockholder approval.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

NOTE D - PROPERTY & EQUIPMENT

The balance of property and equipment as of January 31, 2006 consists of:

	Useful life (years)	Amount
Vehicles	5	$221,434
Leasehold improvements	5	64,895
Computers	3	117,156
Equipment	3-5	121,450
Furniture and fixtures	10	67,907
Total		592,842
Less: Accumulated depreciation and amortization		(148,836)
Property and equipment, net		$444,006

NOTE E - OTHER ASSETS

At January 31, 2006, non-current other assets include the following:

Intangible assets:
Covenant not to compete	$100,000
Customer-related intangibles	150,000
Other assets	10,680
$260,680

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Plaza stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Plaza agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the five-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list which Plaza acquired along with certain other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The total assets were acquired for $300,000, of which $150,000 were allocated to the customer-related intangible assets. Of the total purchase price, $100,000 was paid in January 2006, $100,000 will be paid in March 2006 and the remaining $100,000 will be paid in June 2006. The value of the customer list is being amortized on the straight-line method over its estimated useful life of three years.

All of the intangibles assets were originated in January 2006, therefore, the Company will amortize them commencing in February 2006.

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

The income tax expense is computed at statutory rates applied to income calculated in accordance with the accounting practices described herein and as shown in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The reasons for the difference between the income tax expense applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Three months ended January 31,
	2006	2005
Theoretical income tax expense by application of statutory rates to the book pre-tax	$379,910	$611,036

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)	(358,037)	(611,036)

Income tax expense	$21,873	$-0-

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code through January 24, 2006, its income was taxed to its stockholder through said date, and Plaza did not pay income tax. If income tax were paid at the statutory rate, the Company’s net income would have been $535,535, or $0.30 per share (basic) and $0.10 per share (diluted), for the quarter ended January 31, 2006; and $955,724, or $0.55 per share (basic) and $0.24 per share (diluted), for the quarter ended January 31, 2005.

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder of Plaza and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company will pay Ms. Plaza three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009 as follows:

January 31,	Amount
2007	$2,750,000
2008	2,750,000
2009	2,750,000
Total payments	8,250,000
Less: imputed interest	(1,025,000)
Present value of total payments	7,225,000
Less: current portion	(2,248,701)
Long-term portion	$4,976,299

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

The current portion of the due to affiliate as reflected in the accompanying balance sheet also includes $88,161 due to her for the excess of the net tangible book value determined as provided in the Plaza agreement and a reimbursement for $125,227 explained in Note A.

Current portion of deferred purchase price	$2,248,701
Payment for excess net tangible book value, as finally determined	88,161
Reimbursement of income taxes	125,227
Due to affiliate - current portion	$2,462,089

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

Pursuant to the Puerto Rico Internal Revenue Code, the Company’s clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury.  Such payment is treated as a payment on account to the Company’s income tax obligations.  Prior to January 25, 2006, Plaza was an N Corporation, and the Company’s taxable income was taxed to Ms. Plaza, as sole stockholder.  Accordingly, such withheld taxes were treated as a distribution to the Company’s stockholder since Ms. Plaza was the one entitled to take the credit for the income tax withheld by the Company’s clients in her personal income tax return.  The amounts withheld prior to January 25, 2006 are recognized in the financial statements as noncash distribution.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

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

Lease commitments

Capitalized lease obligations -As of January 31, 2006, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $33,646). Depreciation expense for these assets amounted to $11,589 and $9,643 in the three-month periods ended January 31, 2006 and 2005, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at January 31, 2006:

2007	$48,360
2008	48,360
2009	48,360
2010	66,947
2011	24,704
Total minimum lease payments	236,731
Less: Amount of imputed interest	(29,400)
Present value of minimum lease payments	207,331
Current portion of obligation under capital leases	(36,875)
Long-term portion	$170,456

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements with the following terms:

	Monthly
Description	Rent	Commitment Term
Main resources facilities	$3,200	Ending in October 2007
Human resources facilities	$1,850	Ending in June 2006
Land	$1,000	Ending in June 2006
Housing for employees	$1,800	Ending in January 2006
Hilltown office space	$2,750	Ending in July 2006

Rent expense during the three-month periods ended January 31, 2006 and 2005 amounted to $26,300 and $33,345, respectively.

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

PHARMA-BIO SERV, INC.
Notes to Financial Statements
January 31, 2006 (Unaudited)

Pursuant to the Plaza Agreement, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Plaza's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a bank checking account. Management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

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

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended January 31, 2006 and 2005 were $10,265 and $6,336, respectively.

NOTE L - SUBSEQUENT EVENTS

On February 22, 2006, Pharma-Bio changed its fiscal year to the fiscal year ended October 31, which is Plaza’s fiscal year. The change in fiscal year is reflected in the Form 10-QSB for the quarter ended January 31, 2006. The change of fiscal year results from the acquisition of Plaza.

On February 27, 2006, Lawrence filed a certificate of ownership and merger merging its wholly-owned subsidiary, Pharma-Bio Serv, Inc., into Lawrence. As a result of the filing of this certificate, Lawrence corporate name was changed to Pharma-Bio Serv, Inc. Pharma-Bio never had any operations, assets and liabilities. The merger was effected solely to change Lawrence's name.

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

Overview

The Company is a validation and compliance consulting service firm in Puerto Rico. The validation and compliance consulting service market in Puerto Rico consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. The Company provides a broad range of compliance and validation consulting services. The Company markets its services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the United States and Europe through their Puerto Rico operations. The Company's staff includes more than 140 experienced engineering and life science professionals, and includes former FDA investigators, former quality assurance managers or directors, and experienced and well-trained professionals with masters and doctorates in health sciences and engineering.

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

The Company's business has been dependent upon a small number of clients; a very small number of clients accounts for a disproportionately large percentage of the Company's revenues. For the three-month period ended January 31, 2006, three customers accounted for approximately 68.1% of revenues. For the three-month period ended January 31, 2005, two of these three customers accounted for approximately 63.5% of revenues. The loss of or significant reduction in the scope of work performed for any major customer could impair the Company's ability to operate profitably. In particular, the Company had a contract with its largest customer which expired on December 31, 2005. Although this contract was extended through March 2006, the level of business has significantly declined from the prior year.

On January 9, 2006, Plaza acquired, for $300,000, from the individual who became the Company's executive vice president and chief operating officer, certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and a validation compliance service business. One-third of the purchase price was paid in January 2006, one-third is payable on March 31, 2006 and one-third is payable on June 30, 2006. The Company also hired eleven former employees of the business. This acquisition was made pursuant to the Company's strategy to expand its operations beyond Puerto Rico and Puerto Rico businesses with a view to lessening the Company's dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the quarter ended January 31, 2006 were not significant. The Company cannot give assurance that any significant revenues will be derived from these operations.

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

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which is accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, the Company paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza will receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. The first payment, net of imputed interest, is a current liability at January 31, 2006, and, together with the costs incurred by Pharma-Bio in connection with the acquisition of Plaza, is a significant factor in the reduction in the Company's working capital at January 31, 2006, as discussed under "Liquidity and Capital Resources."

As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005, with the excess to be paid to Ms. Plaza, the selling stockholder. As a result, we owed Ms. Plaza an additional $88,161 pursuant to this provision.

The agreement relating to the acquisition of Plaza also provides that we, rather than Ms. Plaza, are responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza’s net income from December 1, 2005 to January 24, 2006 is taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza’s taxable income for said period amounts to $125,227. We will pay Ms. Plaza the $88,161 payable described in the preceding paragraph and the $125,227 tax reimbursement during the third quarter of 2006. Both of these payments are treated as additional payments on account of the purchase price of Ms. Plaza’s stock.

Prior to January 25, 2006, we operated as an N Corporation under the Puerto Rico Internal Revenue Code. An N corporation is similar to an S corporation under the United States Internal Revenue Code in that the corporation itself is not subject to tax and all taxable income is taxed to Ms. Plaza, as the sole stockholder. Upon the completion of the reverse acquisition on January 25, 2006, we became subject to Puerto Rico income tax, which provides for corporate income tax at our tax bracket at rates ranging from 39% to 41.5%. The table under “Results of Operations” shows the pro forma results of operations as if we had been subject to Puerto Rico income tax during the three-months periods ended January 31, 2006 and 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements.

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

Revenue Recognition - The Company recognizes revenues when services are rendered to customers for time and materials contracts. In the case of fixed-fee contracts or “not to exceed” contracts, which are generally short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract.

Bad Debt - Bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided using the straight-line basis over the estimated useful lives of the assets. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

Income Taxes - Plaza elected from its inception until January 25, 2006, when Pharma-Bio acquired Plaza, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the United States Internal Revenue Code in that the Company pays no income taxes since the taxable income is taxed to the Company's stockholders. Under the provisions of the Puerto Rico Code, Plaza paid the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of its taxable income. These payments, and any income tax withheld, are included in the amount of distributions to stockholder in the Company's financial statements.

Commencing with the acquisition of Plaza on January 25, 2006, the Company will be tax based on its taxable income under the applicable provisions of the Puerto Rico Code and the United States Internal Revenue Code. The financial statements for the three months ended January 31, 2006 and 2005 reflect an income tax expense based on the applicable provisions of the Puerto Rico Code, since the income was earned in Puerto Rico, and, pursuant to the Puerto Rico Code, the Company did not pay income tax for periods prior to January 25, 2006.

Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company maintains its bank account in a high quality financial institution. While the Company attempts to limit any financial exposure, its deposit balances frequently exceed federally insured limits; however, no losses have been experienced on this account.

The Company's revenues are concentrated in the pharmaceutical industry in the island of Puerto Rico. Approximately $2.3 million, or 68.1%, of the revenues in the January 31, 2006 quarter were generated by three customers. Two of these customers accounted for revenue of approximately $3.0 million, or 63.5%, of revenue for the January 31, 2005 quarter. The three customers had an outstanding balance at January 31, 2006 representing 63.2% of the total receivables. The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Retirement Plan - Plaza adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the provision of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document, amounting to $7,537 for the January 31, 2006 quarter and $5,016 for the January 31, 2005 quarter.

Stock Option Plan - During the year ended October 31, 2004, Plaza granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which Plaza deemed to be the fair value of its common stock.. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with the acquisition of Plaza, these options were cancelled and Pharma-Bio granted the option holders options to purchase an aggregate of 776,186 shares of common stock and issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. In addition, options to purchase 75,000 shares of common stock were granted to our independent directors pursuant to a provision of the plan that provided for the automatic grant of an option to purchase 25,000 shares upon the initial election of an independent director. All of the Company’s outstanding options have an exercise price of $.7344, a term of five years and are exercisable in installments.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended January 31, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2006		2005
Revenue	$3,404	100.0%	$4,693	100.0%
Cost of revenue	2,033	59.7%	2,658	56.6%
Gross profit	1,371	40.3%	2,035	43.4%
Selling, general and administrative expenses	425	12.5%	449	9.6%
Depreciation and amortization	30	0.9%	19	0.4%
Income before income taxes	916	26.9%	1,567	33.4%
Income tax expense[1]	22	0.6%	—	—
Net income[1]	$894	26.3%	$1,567	33.4%

(1) Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the United States Internal Revenue Code, prior to the reverse acquisition. As a result, Plaza did not pay any income tax. Since January 25, 2006, the Company has been subject to income tax in Puerto Rico. If Plaza had not been treated as an N Corporation during the three-month periods ended January 31, 2006 and 2005, the Company income before income taxes would have been taxed at rates ranging from 39% to 41.5%. The following table shows the income before income taxes, pro forma income taxes and pro forma net income for these periods in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2006		2005
Income before income taxes	$916	26.9%	$1,567	33.4%
Pro forma income tax expense	380	11.2%	611	13.0%
Pro forma net income	$536	15.7%	$956	20.4%

Quarter Ended January 31, 2006 Compared to Quarter Ended January 31, 2005

Revenues. Revenues for the first quarter 2006 were $3.4 million, a decrease of approximately $1.3 million, or 27.4%, compared to first quarter 2005 revenues. This decline reflected a decline in revenue of approximately $1.3 million in the quarter ended January 31, 2006 from the comparable quarter of the prior year from the two companies which were our two largest customers in both the quarter ended January 31, 2005, following completion of contracts with these customers.

Cost of Revenues; Gross Margin. The Company's gross margin decreased from 43.4% to 40.3% during the first quarter of 2006 as compared to the first quarter of 2005. The reduction of gross margin was attributable to increased labor costs, which is the only component of our cost of revenues. Although we try to pass on the increased costs, we are not always able to do so in a timely manner, and there are often delays between the time we incur increased labor costs and the time we are able to increase our charges to customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of the first quarter 2006 were in line with the selling, general and administrative expenses of the comparable quarter of the prior year.

Income Tax Expense. The increase in the income tax expense results from a change in the Company’s tax status. The Company became a regular corporation taxpayer effective January 25, 2006. Prior to that date, the Company did not pay taxes pursuant to the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the United States Internal Revenue Code in that its taxable income is taxed to the stockholders.

Net Income. As a result of the Company's decline in revenues, combined with a lower gross margin resulting from the increase in labor costs and the change its tax status, the Company's net income for the January 31, 2006 quarter decreased to approximately $894,000, or $.50 per share (basic) and $.16 per share (diluted), a decline of approximately $673,000, or 43.0%, from the net income of approximately $1,567,000, or $.90 per share (basic) and $0.39 per share (diluted), for the January 31, 2005 quarter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At January 31, 2006, the Company had working capital of approximately $3.2 million, a decrease of $2.6 million from the working capital at October 31, 2005 of $5.8 million. Although the Company generated approximately $2.0 million from operations in the quarter ended January 31, 2006, this increase was offset by the current obligation of $2.5 million payable to Elizabeth Plaza in connection with the acquisition of Plaza. The Company also has long term obligations to Ms. Plaza for the payments of $2.75 million due in January 2008 and 2009. The Company raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Elizabeth Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses.

For the three months ended January 31, 2006 and 2005, the Company made cash distributions of approximately $834,000 and $285,000, respectively, to or on behalf of Elizabeth Plaza. These amounts include cash distributions ($750,000 and $123,000 for the three-month periods ended January 31, 2006 and 2005, respectively) and income tax withheld by clients which was treated as a payment of taxes on behalf of Ms. Plaza and used as a credit by Ms. Plaza on her income taxes ($85,000 and $161,000 for the three-month periods ended January 31, 2006 and 2005, respectively).

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

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Form 8-K which was filed on January 31, 2006 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-QSB/A. The Company assumes no  responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

Dated: November 29, 2006