Form 10KSB
period 2006-10-31
Pharma-Bio Serv, Inc.
filed 2007-02-02
CIK 1304161

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended October 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-0653570
(State of Incorporation)	(I.R.S. Employer
Identification No.)

373 Mendez Vigo, Suite 110, Dorado, Puerto Rico 00646
(Address of principal executive offices)

787-278-2709
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Revenues for the Registrant’s most recent fiscal year: $14,229,831

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,100,000 based upon the closing sale price as quoted on the OTC Bulletin Board of $0.80 on January 25, 2007.

The number of shares outstanding of the registrant's Common Stock as of January 20, 2007 was 18,315,001.

Transitional Small Business Disclosure Format (Check one):  YES ☐ NO ☒

Documents incorporated by reference: None

PHARMA-BIO SERV, INC.
FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2006

PART I

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; changes relating to the business of our clients; tax, economic, industry trends and other factors relating to Puerto Rico; our ability to retain existing key management personnel; our ability to make acquisitions and other material adverse changes affecting our operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing and other budgets, which may in turn affect our financial position and results of operations. You should not place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-KSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this annual report. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 1 DESCRIPTION OF BUSINESS

Introduction

We are a Puerto Rico based company established by Elizabeth Plaza as a sole proprietorship in 1993 and incorporated in 1997 to offer consulting services to the pharmaceutical industry. We have successfully grown our business operation by providing quality, value-added consulting services to the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico.

Our mission is to provide high quality services to the pharmaceutical and related industries to maintain or improve their quality standards and competitive value. We assist our clients in complying with government regulations by offering a full range of consulting services in the areas relating to compliance with the regulations of the Food and Drug Administration (the “FDA”) and matters relating to the introduction of new pharmaceutical products, project management, technology transfers, training services and computer systems. We provide validation, regulatory compliance and value-added consulting services as problem solving solutions to our customers in the pharmaceutical, chemical (bulk manufacturing), biotechnology and medical devices industries in Puerto Rico.

Our engineering and life science professionals include former quality assurance managers or directors from pharmaceutical companies, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering. Our objective is to offer a flexible, common sense and cost effective approach to meet our clients’ needs, strategies and budget objectives.

Prior to the acquisition of Plaza, Lawrence offered consulting and business advisory services to companies to help them provide business solutions for interacting with their customers. In this connection, Lawrence worked with companies to develop business and information technology strategies, technology solutions and integrated marketing programs. We are no longer engaged in this business and we have no continuing obligations under any contracts to which Lawrence is a party.

Organization; Reverse Acquisition

Plaza Consulting Group, Inc. (“Plaza”) is a Puerto Rico corporation incorporated in 1997. Pharm-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. The corporate name was changed to Pharma-Bio Serv, Inc. in February 2006. Our executive offices are located at Sardinera Beach Building Suite 2, Marginal Costa de Oro, Dorado, Puerto Rico 00646, (787) 278-2709. Our website is www.pharmaservpr.com. Information on our website or any other website is not part of this annual report.

On January 25, 2006, pursuant to an agreement and plan of merger among Lawrence, Plaza Acquisition Corp., Plaza, and Elizabeth Plaza, the sole stockholder of Plaza, Plaza Acquisition Corp. was merged into Plaza, with the result that Plaza became our wholly-owned subsidiary and our sole business became the business of Plaza. The acquisition of Plaza was accounted for as a reverse acquisition, with Plaza being the accounting acquiring party. The accounting rules for reverse acquisitions require that beginning with the date of the merger, January 25, 2006, our balance sheet includes the assets and liabilities of Plaza and our equity accounts were recapitalized to reflect the net equity of Pharma-Bio. In addition, our historical operating results will be the operating results of Plaza. This transaction is referred to in this annual report as the reverse acquisition. See “Item 12. Certain Relationships and Related Transactions”.

References to “we,” “us,” “our” and similar words refer to Pharma-Bio Serv, commencing with the acquisition of Plaza and the consummation of the private placement which occurred contemporaneously with the acquisition, and, with respect to historical information, these terms refer solely to Plaza.

Risk Factors

Risks That Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, any changes in that industry could impair our ability to generate business.

Since most of our business is performed in Puerto Rico for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and profit would be impaired by such factors as changes in taxes in Puerto Rico, or regulatory, tax, political or economic conditions which discourage these businesses from operating in Puerto Rico and changes in U.S. government regulations which affect the need for services such as those provided by Plaza.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2006 and 2005, a very small number of clients accounted for a disproportionately large percentage of our revenue. For the year ended October 31, 2006, four customers accounted for approximately 73.0% of revenue. For the year ended October 31, 2005, two of these four customers accounted for approximately 62.2% of revenue, and for the year ended October 31, 2004, these two customers accounted for approximately 64.9% of revenue. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. The scope of work for our largest customer has declined significantly in the year ended October 31, 2006, and we cannot assure we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any decline in revenue. In June 2006, our largest customer announced that it is closing one of its two facilities in Puerto Rico and reducing the personnel level at the second facility. As a result, we expect that our revenue from this client will continue to decline.

We may be unable to pass on increased labor cost to our clients.

The principal components of our costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. We may not be able to pass these cost increases to our clients, and, to the extent that we are not able to pass these increases to our clients, our gross margin will be reduced.

Our cash requirements include payments totaling $8.25 million due to Elizabeth Plaza, which may impair our ability to develop our business.

Pursuant to the merger agreement, we are required to make three payments, each in the amount of $2.75 million, on January 25, 2007, 2008 and 2009. These payments are not contingent upon our earnings, earnings before interest, taxes, depreciation and amortization or any other financial criteria. We may not have resources other than our operations from which to make the payments. We cannot assure you that we will have available cash from which we can make these payments and, even if we do have the available cash, our growth may be impaired if we use our cash for that purpose.

Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

Because government regulations affect all aspects of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries, including regulations relating to the testing and manufacturing of pharmaceutical products and the disposal of materials which are or may be considered toxic, any change in government regulations could have a profound effect upon not only these companies but companies, such as us, that provide services to these industries. If we are not able to adapt and provide necessary services to meet the requirements of these companies in response to changes in government regulations, our ability to generate business may be impaired.

The willingness of companies in the pharmaceutical and related industries to conduct business in Puerto Rico could significantly impair our business by reducing the need for our services.

Since our business is presently conducted almost exclusively in Puerto Rico, our ability to generate revenue and income is dependent upon the willingness of our clients and potential clients to maintain or increase their operations in Puerto Rico. Our clients may consider factors such as tax benefits, Puerto Rico’s economy and other economic factors.

Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

Until 1996, the Internal Revenue Code provided certain tax benefits to pharmaceutical companies operating in Puerto Rico by enabling their Puerto Rico operations to operate free from federal income taxes. Partly as a result of the tax benefits, numerous pharmaceutical companies established facilities in Puerto Rico. In 1996, this tax benefit was eliminated, although companies that had facilities in Puerto Rico could continue to receive these benefits for ten years, at which time the benefits expire. Although some tax benefits remain, the change in the tax law may affect the willingness of pharmaceutical companies to continue or to expand their Puerto Rico operations, and we are aware of one pharmaceutical company that has decided to close its Puerto Rico operations as a result of the change in the tax laws. To the extent that pharmaceutical companies choose to develop and manufacture products outside of Puerto Rico, our ability to generate new business may be impaired.

Puerto Rico’s economy, including its recent governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

As a result of Puerto Rico’s recent governmental financial crisis, which resulted in the closing of government offices, businesses may be reluctant to commence or expand their operations in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the high price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. To the extent that companies in the pharmaceutical and related industries decide not to commence new operations or contract or not to expand their existing operations in Puerto Rico, the market for our services may decline.

Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.

Companies in the pharmaceutical and related industries for which we perform service are subject to economic pressures which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in Puerto Rico. These companies consider a wide range of factors in making such a decision, and may be influences by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, to tax, regulatory and political considerations and many other factors. In June 2006, the client that was our largest client in the year ended October 31, 2005 announced that it is significantly reducing the scope of its operations in Puerto Rico by closing one of its two facilities in Puerto Rico and reducing its staff at the remaining facility. As a result, our revenue from this client has significantly declined in the year ended October 31, 2006 from the prior year, and we anticipate that another major pharmaceutical company may reduce its operations in Puerto Rico. We can not assure you that other customers and potential customers will not make similar or more extensive reductions or terminate their operations in Puerto Rico entirely, which could significantly impair our ability to generate revenue.

If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

Our services either require us to develop intellectual property for clients or provide our personnel with access to our clients’ intellectual property. Because of the highly competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries and the sensitivity of our clients’ intellectual property rights, our ability to generate business would be impaired if we fail to protect those rights. Although all of our employees are required to sign non-disclosure agreements, any disclosure of a client’s intellectual property by an employee may subject us to litigation and may impair our ability to generate business either from the affected client or other potential clients. In addition, we are required to enter into confidentiality agreements and our failure to protect the confidential information of our clients may impair our business relationship.

We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

It is possible that in performing services for our clients, we may inadvertently infringe upon the intellectual property rights of others. In such event, the owner of the intellectual property may commence litigation seeking damages and an injunction against both us and our client, and the client may bring a claim against us. Any infringement litigation would be costly, regardless of whether we ultimately prevail. Even if we prevail, we will incur significant expenses and our reputation would be hurt, which would affect our ability to generate business and the terms on which we would be engaged, if at all.

We may be held liable for the actions of our employees when on assignment.

We may be exposed to liability for actions taken by our employees while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees being on assignment.

To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

Some of our revenue is derived from fixed price contracts. Our costs of services may exceed revenue of these contracts if we do not accurately estimate the time and complexity of an engagement. Further, we are seeking contracts by which our compensation is based on specified performance objectives, such as the realization of cost savings or specified performance objectives. Our failure to achieve these objectives would reduce our revenue and could impair our ability to operate profitably.

Our profit margin is largely a function of the rates we are able to recover for our services and the utilization rate of our professionals. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	Our clients’ perception of our ability to add value through our services;

•	Our ability to complete projects on time;

•	Pricing policies of competitors;

•	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

•	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

•	Seasonal trends, primarily as a result of our hiring cycle;

•	Our ability to move employees from completed projects to new engagements; and

•	Our ability to manage attrition of our employees.

Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

Our contracts can be terminated by our clients with short notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, and the client may terminate, cancel or delay any engagement or the project for which we are engaged, at any time and on short notice. As a result, we need to develop new business on an ongoing basis. Since our operations are generally limited to companies operating in Puerto Rico and, to a lesser extent, Puerto Rico businesses that operate elsewhere, the termination, cancellation, expiration or delay of contracts could have a significant impact on our ability to operate profitably.

Because of the competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting market, we may not be able to compete effectively if we cannot efficiently respond to changes in the structure of the market and developments in technology.

Because of recent consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than we have. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled professionals. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot assure you that we will be able to compete effectively in an increasingly competitive market.

Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. The loss of the services of Ms. Plaza could have a material adverse effect on the development and success of our business. Although we entered into an employment agreement with Ms. Plaza, the agreement, as amended, only requires her to continue as an employee through December 31, 2007 and as a consultant thereafter through January 31, 2009, and it does not guarantee that she will continue to be employed by us. During the term of her employment, we will have to identify and hire a person to serve as president and chief executive officer upon Ms. Plaza’s retirement. Our failure to hire a qualified person in a timely manner will impair our ability to grow. In addition, because of the highly technical nature of the work that we perform for our clients in the pharmaceutical, biotechnology, medical device and chemical manufacturing industries, we need to hire highly skilled personnel who are familiar with the needs of these companies in order to perform the services which we provide. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, all of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico.

An important part of our growth strategy is both to acquire other businesses which can increase the range of services and products that we can offer and to establish offices in countries where we do not presently operate, either by acquisition or by internal growth. If we fail to make any acquisitions or otherwise expand our business, our future growth may be limited. As of the date of this report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

Because we are now required to pay income tax, our past operations, which do not reflect income tax, may not be indicative of our future results.

Prior to January 25, 2006, we operated as an N Corporation under the Puerto Rico Internal Revenue Code. An N corporation is similar to an S corporation under the Internal Revenue Code in that the corporation itself is not subject to tax and all taxable income is taxed to the stockholder. Upon the completion of the reverse acquisition on January 25, 2006, we became subject to Puerto Rico income tax, which provides for corporate income tax at our tax bracket at the rates ranging from 39% to 41.5%. Had we been subject to income tax for the years ended October 31, 2006 and 2005, our net income would have been approximately $2.0 million for the year ended October 31, 2006 and $4.0 million for the year ended October 31, 2005.

If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

Any acquisitions we make may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we seek to expand our business internally, we will incur significant start-up expenses without any assurance of our ability to penetrate the market.

The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

If we are required to issue securities either as payment of all or a portion of the purchase price of an acquisition or in order to obtain financing for the acquisition or for other corporate purposes could result in dilution to our stockholders. The amount of such dilution will be dependent upon the terms on which we issue securities. The issuance of securities at a price which is less than the exercise price of warrants or the conversion price of securities could result in additional dilution if we are required to reduce the exercise price or conversion price of the then outstanding options or warrants or other convertible securities.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions or establish operations in countries outside of Puerto Rico, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the potential loss of contracts from clients of acquired companies.

•	the difficulty of maintaining profitability due to increased labor and expenses from acquired company.

•	difficulties in complying with regulations in other countries that relate to both the pharmaceutical or other industry to which we provide services as well as our own operations;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

•	potential expenses under the labor, environmental and other laws of other countries.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	Seasonality, including number of workdays and holiday and summer vacations;

•	The business decisions of clients regarding the use of our services;

•	Periodic differences between clients’ estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

•	The stage of completion of existing projects and/or their termination;

•	Our ability to move employees quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients.

•	The introduction of new services by us or our competitors;

•	Changes in pricing policies by us or our competitors;

•	Our ability to manage costs, including personnel costs, support-services costs and severance costs;

•	Acquisition and integration costs related to possible acquisitions of other businesses.

•	Changes in estimates, accruals and payments of variable compensation to our employees; and

•	Global economic and political conditions and related risks, including acts of terrorism.

Because of our cash requirements, we may be unable to pay dividends.

Except for payments to Elizabeth Plaza during the period when she was our sole stockholder, including $8.0 million paid in the year ended October 31, 2005, we have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business and to pay the deferred payments of $8.25 million owed to Elizabeth Plaza, and we may never pay cash dividends.

Risks Concerning our Securities

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There is a very limited market for our common stock. Since trading commenced in December 2006, there has been little activity in our common stock and on some days there is no trading in our common stock. There is little stock in the public market, and most of our common stock has been registered for sale pursuant to the Securities Act by the investors in our January 2006 private placement. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

The exercise of outstanding options and warrants may have a dilutive effect on the price of our common stock.

To the extent that outstanding stock options and warrants are exercised, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Commission, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Our Business

We offer consulting services to the pharmaceutical industry. Our engineering and life science professionals include former quality assurance managers or directors from pharmaceutical companies, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering. Our objective is to offer a flexible, common sense and cost effective approach to meet our clients’ needs, strategies and budget objectives.

We have established quality systems for our employees which include:

•	Training Programs - including a Current Good Manufacturing Practices exam prior to recruitment and quarterly refreshers;

•
Recruitment Full Training Program - including employee manual, dress code, time sheets and good projects management and control procedures, job descriptions, and firm operating and administration procedures;

•	Safety Program - including OSHA and health (medical surveillance, certificate of good health, drug screening, background checks including conduct certificates, alcohol and smoke free policy);

•	Code of Ethics - A code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

In addition, we have implemented procedures to respond to client complaints and customer satisfaction survey procedures. As part of our employee performance appraisal annual process, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics.

In January 2006, we acquired certain assets for a purchase price of $300,000. The acquired assets include a client list and a validation compliance service business. The purchase price was paid in three installments of $100,000. We have also hired nine former employees of that business.

Business Strategy and Objectives

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico. Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follows:

•
Continue growth in consulting services in each technical service, quality assurance, regulatory compliance, validation, engineering, safety and environmental and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

•	Continue to enhance our technical consulting services through an increase in professional staff through internal growth and acquisitions that provides the best solutions to our customers’ needs;

•	Motivate our professionals and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

•	Create a pleasant corporate culture and emphasize operational quality safety and timely service;

•	Continue to maintain our reputation as a trustworthy and highly ethical partner; and

•	Efficiently manage our operating and financial costs and expenses.

Technical Consulting Services

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in Puerto Rico. These services include regulatory compliance, validation, technology transfer, engineering, safety and environmental, training, project management and process support. We have approximately 20 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies in Puerto Rico. We attend exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

Marketing

We conduct our marketing activities primarily within the local Puerto Rico marketplace. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

Principal Customers

Four customers accounted for 10% or more of our revenue during the year ended October 31, 2006, two of which also accounted for more than 10% of our revenue during the year ended October 31, 2005. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. The following table sets forth information as to revenue and percentage of revenue for these years (dollars in thousands) for our principal clients, all of which are major pharmaceutical companies:

Years Ended October 31,
Customer	2006	2005
GlaxoSmithKline	$4,248 (29.9%)	$637 (3.7%)
Schering-Plough	2,935 (20.6%)	7,523 (43.2%)
Johnson & Johnson	1,727 (12.1%)	969 (5.6%)
Lilly del Caribe	1,445 (10.2%)	3,312 (19.0%)

Competition

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because the technical professional aspects of our business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico marketplace, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Our competitors for validation and compliance consulting services consist of large public and private companies such as Fluor Corporation, Foster Wheeler Corp., Siemens, Skanska Pharmaceutical, and Washington Group International, as well as smaller validation companies located in Puerto Rico and mainland United States.  Although we are the largest validation consulting firm in Puerto Rico, as measured by number of professionals dedicated to providing validation and compliance consulting services in Puerto Rico, these companies, which offer consulting services similar to those we offer, have significantly more resources than we have and may have relationships with pharmaceutical, biotechnology and chemical manufacturing companies in the United States or in other parts of the world.

Competition for validation and consulting services is based primarily on reputation, track record, experience, quality of service and price. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (14 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico.

Because of recent consolidations in the pharmaceutical consulting business in Puerto Rico, we are faced with an increasing number of larger companies that offer a wider range of services than we do and which also have better access to capital. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled professionals. In addition, one or more of our competitors may develop and implement methodologies that result in affecting their, and thus, potentially, our profit.

The market of qualified and/or experienced professionals that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel we market our name recognition in the Puerto Rico market, our reputation with our client, salary and benefits, quality training and a low turnover of qualified employees.

Intellectual Property Rights

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

Personnel

We currently employ twelve administrative and technical staff employees and approximately 140 technical consultants who provide consulting services to several of our clients. Most of our technical consultants are employees, although we do engage independent consultants on a contract basis. In general, when we hire independent consultants, it is for specific projects where we do not expect to require their services on a long-term basis. We may replace the independent consultants with our own employees or hire them if we see a longer term requirement. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our subsidiary, Plaza Consulting Group, was recognized and awarded by Hewitt Associates, 8th place as one of the “Puerto Rico 20 best employers” in 2006.

ITEM 2 DESCRIPTION OF PROPERTY

In November 2004, we entered into a three-year lease with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, for facilities used as our main offices. The rent is $38,400 per year. We plan to move our resources facilities to a building owned by Plaza Professional Center located at Dorado, Puerto Rico. The annual minimum rent for the planned new facilities under a proposed lease would be approximately $225,000. Upon the relocation, the lease of the present facilities will be cancelled.

We also lease office space in Limerick, Pennsylvania, at a monthly rental of $1,000. This lease expires on July 31, 2007, but the agreement may be terminated earlier by giving a prior 90 days written notice. The lease may be renewed for an additional term of three years at monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 during the third year of the lease renewal term.

We believe that our present facilities, including our new facility in Puerto Rico, are adequate to meet our needs and that, if we require additional space, it is available on commercially reasonable terms. The proposed facilities include space for expansion.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to December 4, 2006, there was no market for our common stock. Since December 4, 2006, our common stock has been traded on the OTC Bulletin Board under the symbol PBSV. During the period from December 4, 2006 through January 22, 2007, the closing high bid price was $1.55 per share and the closing low bid price was $0.55 per share. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

On January 26, 2007, the closing bid price of our common stock was $0.74.

As of January 16, 2007, we had approximately 106 record holders of our common stock.

Prior to the reverse acquisition, we were taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of our income was taxed to our then sole stockholder, Elizabeth Plaza. While we were taxed as an N Corporation we made distributions to Ms. Plaza, including approximately $834,000 during the year ended October 31, 2006, and approximately $8.0 million during the year ended October 31, 2005. Other than the distributions to Ms. Plaza which were made during the period that we were an N Corporation, we did not pay dividends on our common stock. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which shares of our common stock may be issued as of October 31, 2006.

Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,687,500	$0.7344	812,500
Equity compensation plans not approved by security holders	3,939,892	$0.3065	16,500

The shares of common stock issuable pursuant to the equity plan that was approved by stockholders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006.

The equity compensation plans not approved by security holders are (i) warrants to purchase 1,439,892 which were issued to brokers in connection with the January 2006 private placement, (ii) warrants to purchase 2,500,000 shares of common stock issued to San Juan Holdings for services relating to the acquisition of Plaza, and (iii) approximately 16,500 shares of common stock issuable to employees.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes appearing elsewhere in this prospectus. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

As a result of the reverse acquisition that closed on January 25, 2006, Plaza is treated as the accounting acquirer and the results of operations for periods prior to January 25, 2006 reflect only the operations of Plaza.

We are a validation and compliance consulting service firm in Puerto Rico. The validation and compliance consulting service market in Puerto Rico consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance and validation consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the United States and Europe through their Puerto Rico operations. Our staff includes more than 140 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues) from fixed-fee contracts or from “not to exceed” contracts, which are generally short-term contracts, in which the value of the contract to us cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of its compliance and validation professional employees and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to the management and monitoring of the project progress. If we underestimate our costs on any contract, we would sustain a loss on the contract.

We believe the most significant factors to achieving future business growth are our ability to (a) continue to provide quality value-added validation and compliance services to our clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand our products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of our clients.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2006 and 2005, a very small number of clients accounted for a disproportionately large percentage of our revenue. For the year ended October 31, 2006, four customers accounted for approximately 73.0% of revenue. For the year ended October 31, 2005, two of these four customers accounted for approximately 62.2% of revenue. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.  However, the loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. In particular, we had a contract with one of our largest customers which expired on December 31, 2005. Although this contract was divided in a number of smaller contracts and extended with termination dates varying through December 2006, the level of business has significantly declined from the prior year. In June 2006, this customer announced the closing of one of its two facilities located in Puerto Rico and a reduction of staff in the second facility. The revenues from this major customer were as follows:

Year ended	Operating facility	Closed facility	Total
October 31, 2006	$1,013,792	$1,921,433	$2,935,225
October 31, 2005	2,210,444	5,312,190	7,522,634

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

On January 9, 2006, we acquired, for $300,000, from the individual who was our executive vice president and chief operating officer during February and March 2006, certain assets of Integrated Validation Service, a United States-based business that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and the validation compliance service business that was operated by that individual. The purchase price was paid in three installments, each in the amount of $100,000. We also hired nine former employees of the business. This acquisition was made pursuant to our strategy to expand our operations beyond Puerto Rico with a view to lessening our dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the year ended October 31, 2006 were approximately $678,000. We cannot give assurance that any significant revenues will be derived from these operations.

The principal components of our costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. However, there is often a delay between the increase in our costs and the increases in our billing rate, which may result in a reduced gross margin during that period. Although we have been successful in the past in being able to increase our billing rates to reflect our increased labor costs, we cannot give any assurance that we will continue to be able to do so.

On January 25, 2006, we acquired Plaza in a transaction which was accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, we paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of our common stock. In addition, Ms. Plaza is to receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. The first payment, net of imputed interest, is a current liability at October 31, 2006, and, together with the costs incurred by Pharma-Bio in connection with the acquisition of Plaza and the additional cash payment due Ms. Plaza, is a significant factor in the reduction in the Company's working capital at October 31, 2006, as discussed under "Liquidity and Capital Resources." We also paid Ms. Plaza $88,161 because Plaza’s net tangible book value exceeded $5,500,000 and $125,227 to reimburse Ms. Plaza for taxes which she paid personally on our income during the period December 1, 2005 to January 24, 2006. See “Item 12. Certain Relationships and Related Transactions”.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Cash and cash equivalents - For purposes of the statements of cash flows, cash and cash equivalents include liquid investments with original maturities of three months or less.

Revenue Recognition - We recognize revenues from time and material contracts by applying the proportional performance model, whereby revenue is recognized as performance occurs. In the case of fixed-fee or “not to exceed” contracts, which are generally short-term contracts, revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. With respect to fixed-fee contracts, revenue is recognized based on the percentage that services rendered bears to the estimated services to be performed over the contract. If we determine that a fixed-fee or “not to exceed” contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

Bad Debt - Bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Property and Equipment - Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, are provided using the straight-line basis over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

We evaluate for impairment our long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes -- We elected from our inception until January 25, 2006, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the “Puerto Rico Code”), which is similar to Subchapter S of the Internal Revenue Code in that we paid no income taxes since the taxable income was taxed to our stockholder. Under the provisions of the Puerto Rico Code, we paid the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of our taxable income. These payments, and any income tax withheld, are included in the amount of distributions to stockholder in our financial statements.

Commencing with the acquisition of Plaza on January 25, 2006, we are taxed based on our taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code. The financial statements for the year ended October 31, 2006 reflect a provision for income taxes based on the applicable provisions of the Puerto Rico Code, since the income was earned in Puerto Rico, and, pursuant to the Puerto Rico Code, we did not pay income tax for periods prior to January 25, 2006.

Concentration of credit risk -- Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. We maintain our cash deposits in two high quality financial institutions. While we attempt to limit any financial exposure, our deposit balances frequently exceed federally insured limits; however, no losses have been experienced on these accounts.

Our revenues are concentrated in the pharmaceutical industry in Puerto Rico. Approximately $10.3 million, or 72.8%, of the revenues in the year ended October 31, 2006 were generated by four customers. The same customers had an outstanding balance at October 31, 2006 representing 73.0% of the total receivables. Approximately $10.8 million, or 62.2% of revenue, for the year ended October 31, 2005, was generated by two of these customers. These two customers had outstanding balances at October 31, 2005 representing 63% of the total receivables. We assess the financial strength of our clients and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

Retirement Plan -- We adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. We make contributions to this plan as required by the provisions of the plan document, amounting to $40,439 and $35,908 for the years ended October 31, 2006 and 2005, respectively.

Stock Option Plan --During the year ended October 31, 2004, we granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which we deemed to be the fair value of our common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with our acquisition of Plaza, these options were cancelled and we granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and we issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. In addition, options to purchase 75,000 shares of common stock were granted to our directors pursuant to a provision of the plan that provided for the automatic grant of an option to purchase 25,000 shares upon the initial election of an independent director. We have subsequently granted options to purchase other 473,724 shares to employees and independent directors. However, as of January 15, 2007, there were approximately 1,348,000 outstanding options, since some options expired because of certain employment terminations. All of our outstanding options have an exercise price of $0.7344, a term of five years and are exercisable in installments.

Fair value of financial instruments - The carrying value of our financial instruments (excluding obligations under capital leases): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity. We believe, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

FASB issued Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The implementation of this Statement will have no significant effect on our financial statements.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We do not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

In December 2004, the FASB issued a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” This Statement, No. 123R, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guide. This Statement establishes standards for the accounting for transactions in which an entity exchanges instruments for goods and services. It also addresses transactions in which an entity incurs in liabilities in exchange of goods and services that are based on the fair value of the entity’s equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. We are required to comply with Statement 123R beginning with the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. As a result of the implementation of Statement 123R, the grant of options will be treated as compensation based on the value of the option, which will increase our selling, general and administrative expenses.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented or are not applicable to the Company.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2006 and 2005, in dollars (dollars in thousands) and as a percentage of revenue:

	Years Ended October 31,
	Consolidated		Plaza-Only
	2006		2005
Revenue	$14,230	100.0%	$17,413	100.0%
Cost of revenue	8,116	57.0%	9,401	54.0%
Gross profit	6,114	43.0%	8,012	46.0%
Selling, general and administrative costs	2,031	14.3%	1,521	8.7%
Interest expense	393	2.8%	11	0.1%
Depreciation and amortization	195	1.4%	90	0.5%
Income before income taxes	3,495	24.5%	6,390	36.7%
Income tax expense [1]	1,160	8.2	--	--
Net income [1]	2,335	16.3%	6,390	36.7%

(1)
We were treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the Internal Revenue Code, prior to the reverse acquisition. As a result, we did not pay any income tax. Since January 25, 2006, we have been subject to income tax in Puerto Rice. If we had not been treated as an N Corporation during the fiscal years ended October 31, 2006 and 2005, our income before income taxes would have been taxed at rates ranging from 39% to 41.5%. The following table shows the income before income taxes, pro forma income taxes and pro forma net income for these periods in dollars (dollars in thousands) and as a percentage of revenue:

	Years Ended October 31,
	Consolidated		Plaza-Only
	2006		2005
Income before income taxes	$2,335	16.3%	$6,390	36.7%
Pro forma income tax expense	358	2.5%	2,492	14.3%
Pro forma net income	$1,977	13.8%	$3,898	22.4%

Revenues. Revenues for the year ended October 31, 2006 were $14.2 million, a decrease of $3.2 million, or 18.4%, from the revenue of $17.4 million in the prior year. The decrease reflected a decline in revenue of $6.4 million from two of our largest customers, following completion of contract with these customers. One of these customers has announced that it is significantly reducing the scope of its operations by closing one of its two facilities in Puerto Rico and reducing personnel at the second. The decrease in revenue from these two customers was partially offset by an increase of $4.3 million from two other customers that generated revenues of $1.6 million in the year ended October 31, 2005.

Cost of Revenues; Gross Margin. Our gross margin decreased from 46% to 43% during the year ended October 31, 2006 as compared to the prior year. The reduction of gross margin was attributable to increased labor costs, which is the main component of our cost of revenues. Although we try to pass on the increased costs, we are not always able to do so in a timely manner, and there are often delays between the time we incur increased labor costs and the time we are able to increase our charges to customers. The increased labor costs are the result of the limited supply of available, qualified professionals and the constant demand for such persons from competing consulting firms and their customers, which condition is not expected to change in the ensuing fiscal year.

Selling, General and Administrative Expenses. Total expenses were approximately $2.0 million during the year ended October 31, 2006, an increase of approximately $510,000, or 33.5%, from the prior year. Such increase resulted mainly from expenses incurred since the completion of the reverse acquisition on January 25, 2006, the expenses related to executive salaries not previously incurred, as well as to legal and related expenses associated with SEC filings.

Interest Expense. Since January 25, 2006, we have been recognizing approximately $125,000 quarterly corresponding to imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which originated as a result of the reverse acquisition. This expense will decrease as annual payments are made commencing in January 2007.

Income Tax Expense. The increase in the income tax expense results from a change in our tax status. We became a regular corporation taxpayer effective January 25, 2006. Prior to that, we were covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code which are similar to Subchapter S of the Internal Revenue Code in that our taxable income was taxed to the stockholders. The statutory tax rate in Puerto Rico is 39%, but adjusted to 41.5% for 2006 and 2007.

 Net Income . As a result of our decline in revenues, combined with a lower gross margin resulting from the increase in labor costs, the increase in selling, general and administrative expenses, the recognition of imputed interest and the change of our tax status, our net income for the year ended on October 31, 2006 decreased to approximately $2.3 million, or $0.22 per share (basic) and $0.13 per share (diluted), a decline of approximately $4.1 million, or 64%, from $6.4 million net income, or $3.65 per share (basic) and $1.58 per share (diluted), for the year ended October 31, 2005.

The basic and diluted income per share are also affected by the securities issued in connection with the private placement that was completed contemporaneously with the reverse acquisition. At that time, the Company issued shares of series A preferred stock which were convertible into 15,998,800 shares of common stock. The series A preferred stock was automatically converted into the 15,998,800 shares on April 25, 2006, when the Company increased its authorized capital stock. As a result, the shares of common stock that were issued upon conversion of the series A preferred stock are included in determining diluted earnings per share from January 25, 2006 until April 24, 2006 and in determining basic earnings per share thereafter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At October 31, 2006, we had working capital of approximately $4.9 million, a decrease of approximately $0.9 million from the working capital at October 31, 2005 of approximately $5.8 million. Although we generated approximately $1.6 million from operations during the year ended October 31, 2006, this increase was offset by the current obligation of approximately $2.7 million payable to Elizabeth Plaza in connection with the acquisition of Plaza. We also have long-term obligations to Ms. Plaza for annual payments of $2.75 million due in January 2008 and 2009.

We raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Ms. Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses. We also paid Ms. Plaza an additional $213,388 under the terms of the Plaza Agreement.

For the year ended October 31, 2006, we made distributions of approximately $834,000 to or on behalf of Elizabeth Plaza Plaza in respect of income on which she was taxed personally since we were at the time an N Corporation. No distributions have been made to Ms. Plaza with respect to any of our income since the effectiveness of the reverse acquisition on January 25, 2006.

Our primary cash needs consist of payment of compensation to its professional employees, overhead expenses and payments due to Ms. Plaza pursuant to the terms of the acquisition of Plaza. In addition, since January 25, 2006, we have been subject to income tax in Puerto Rico. Our taxable income in Puerto Rico is taxed at rates ranging from 39% to 41.5% of taxable income. We have a line of credit of $250,000, which bears interest at 2.00% over the prime rate and that was unused at October 31, 2006.

Management believes that based on current levels of operations and anticipated growth, cash flows from operations, high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay Ms. Plaza $2.75 million early 2007 pursuant to the agreement relating to the acquisition of Plaza, for the next twelve months.

While uncertainties relating to competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements. However, as stated above, one of our largest clients has significantly reduced the scope of its operations in Puerto Rico and other companies in the industries which we serve may take similar actions. To the extent that these factors result in a continued decline in our revenue, our liquidity may be affected if we are not able to expand our potential customer base both in and outside of Puerto Rico.

Off-Balance Sheet Arrangements

Pharma-Bio was not involved in any significant off-balance sheet arrangement during the fiscal year ended October 31, 2006.

ITEM 7 FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheet of Pharma-Bio Serv, Inc. as of October 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Plaza Consulting Group, Inc. (which was involved in a reverse merger with Lawrence Consulting Group, Inc., now Pharma-Bio Serv, Inc.) for the year ended October 31, 2005 were audited by other auditors whose report dated December 30, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharma-Bio Serv, Inc. as of October 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

S/ HORWATH VÉLEZ & CO, PSC
Puerto Rico

January 26, 2007
Puerto Rico Society of Certified Public Accountants
Stamp number 2194702 was
affixed to the original of this report.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholder of
Plaza Consulting Group, Inc.:

We have audited the accompanying balance sheets of PLAZA CONSULTING GROUP, INC. as of October 31, 2005 and 2004, and the related statements of income, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over the financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant use of estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza Consulting Group, Inc. as of October 31, 2005 and 2004, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kevane Soto Pasarell Grant Thornton LLP
KEVANE SOTO PASARELL GRANT THORNTON LLP

San Juan, Puerto Rico,
December 30, 2005, except for Note E,
as to which the date is January 9, 2006, and
the second paragraph of Note I, as to which date is January 25, 2006.

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet
At October 31, 2006

Assets:
Current assets
Cash and cash equivalents	$2,275,035
Accounts receivable	5,801,089
Other	466,223
Total current assets	8,542,347

Property and equipment	394,722

Other assets, mainly intangible assets	203,267

Total Assets	$9,140,336

Liabilities and Stockholders' Equity:
Current liabilities
Current portion-obligations under capital leases	$38,873
Accounts payable and accrued expenses	1,086,094
Due to affiliate - current	2,705,000
Income taxes	121,702
Total current liabilities	3,951,669

Long-term liabilities
Due to affiliate	4,899,961
Other long-term liabilities	141,648
Total long-term liabilities	5,041,609

Total Liabilities	8,993,278

Stockholders' Equity:
Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 18,315,001 shares	1,831
Retained earnings	145,227
Total Stockholders' Equity	147,058

Total Liabilities and Stockholders' Equity	$9,140,336

See notes to financial statements.

PHARMA-BIO SERV, INC.
Statements of Income
For the Years Ended October 31, 2006 and 2005

	Years ended October 31,
	Consolidated	Plaza-Only
	2006	2005
REVENUES	$14,229,831	$17,412,869

COST OF REVENUES	8,116,207	9,400,909

GROSS PROFIT	6,113,624	8,011,960

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	2,030,737	1,520,755

INTEREST EXPENSE	392,742	10,721

DEPRECIATION AND AMORTIZATION	194,977	90,332

INCOME BEFORE INCOME TAX	3,495,168	6,390,152

INCOME TAX	1,159,828	-

NET INCOME	$2,335,340	$6,390,152

BASIC EARNINGS PER COMMON SHARE	$0.22	$3.65

DILUTED EARNINGS PER COMMON SHARE	$0.13	$1.58

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	10,508,938	1,750,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	17,880,269	4,045,752

See notes to financial statements.

PHARMA-BIO SERV, INC.
Statements of Cash Flows
For the Years Ended October 31, 2006 and 2005

	Years ended October 31,
	Consolidated	Plaza-Only
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$2,335,340	$6,390,152
Loss (gain) on disposition of property and equipment	3,664	(3,319)
Depreciation and amortization	194,977	90,332
Bad debts expense	-	51,277
Imputed interest expense	379,961	-
Increase in accounts receivable	(870,275)	(182,706)
Increase in other assets	(468,084)	(18,275)
Decrease in liabilities	(17,725)	(129,253)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,557,858	6,198,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104,922)	(92,340)
Cash acquired as part of the Plaza acquisition	28,943	-
NET CASH USED IN INVESTING ACTIVITIES	(75,979)	(92,340)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	10,000,000	-
Payment for purchase of Plaza stock	(9,900,000)	-
Payment for non-compete covenant	(100,000)	-
Payments on capital lease obligations	(35,459)	(41,154)
Payments to affiliate	(213,388)	-
Distributions to stockholder	(749,554)	(7,309,882)
NET CASH USED IN FINANCING ACTIVITIES	(998,401)	(7,351,036)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	483,478	(1,245,168)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,791,557	3,036,725

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,275,035	$1,791,557

PAYMENTS OF:
Income tax	$1,038,126	$-
Interest	$12,781	$10,721

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$1,483	$-
Acquisition of vehicles under capital leases	$-	$170,355
Retirement of vehicles in trade-ins	$-	$38,855
Application of down payment to acquisition price of
property and equipment	$37,655	$-
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)	$84,561	$649,436
Debt incurred in the acquisition of certain assets from
another company	$200,000	$-
Debt payable to officer originated in the acquisition of
Plaza, net of $1,025,000 imputed interest	$7,225,000	$-

See notes to financial statements.

PHARMA-BIO SERV, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

					Additional
	Common Stock		Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE AT OCTOBER 31, 2004 (PLAZA-ONLY)	50,000	$1,000	-	$-	$-	$7,548,735	$7,549,735

NET INCOME	-	-	-	-	-	6,390,152	6,390,152

DISTRIBUTIONS	-	-	-	-	-	(7,959,318)	(7,959,318)

BALANCE AT OCTOBER 31, 2005 (PLAZA-ONLY)	50,000	1,000	-	-	-	5,979,569	5,980,569

RECLASSIFICATION OF $0.02 COMMON STOCK	(50,000)	(1,000)	-	-	1,000	-	-

ISSUANCE OF $0.0001 COMMON STOCK IN CONNECTION WITH RECLASSIFICATION OF EQUITY	275,900	28	-	-	20,947	-	20,975

TWO-FOR-ONE SHARE DISTRIBUTION	275,900	28	-	-	(28)	-	-

ISSUANCE OF $0.0001 COMMON STOCK	1,750,000	174	-	-	844,385	-	844,559

ISSUANCE OF $0.0001 PREFERRED STOCK	-	-	1,175,000	118	10,171,383	-	10,171,501

ISSUANCE OF STOCK WARRANTS TO PURCHASE 2,500,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	1,686,000	(1,686,000)	-

ISSUANCE OF STOCK WARRANTS TO PURCHASE 1,600,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	800	(800)	-

CAPITAL PAYMENT	-	-	-	-	(12,724,487)	(5,647,284)	(18,371,771)

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	15,998,800	1,600	(1,175,000)	(118)	-	(1,482)	-

ADDITIONAL SHARES FROM CONVERSION OF PREFERRED STOCK TO COMMON STOCK	14,401	1				(1)	-

NET INCOME	-	-	-	-	-	2,335,340	2,335,340

DISTRIBUTIONS	-	-	-	-	-	(834,115)	(834,115)

BALANCE AT OCTOBER 31, 2006 (CONSOLIDATED)	18,315,001	$1,831	-	$-	$-	$145,227	$147,058

See notes to financial statements.

PHARMA-BIO SERV, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. ("Lawrence"). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. ("Plaza"), a Puerto Rico corporation, which operates in Puerto Rico and the United States under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the “Company.”

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

REVERSE ACQUISITION

On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among Pharma-Bio, Plaza Acquisition Corp., a wholly-owned subsidiary of Pharma-Bio ("Acquisition Company"), Plaza and Elizabeth Plaza, the sole stockholder of Plaza, Pharma-Bio acquired Plaza. The acquisition was effected by the merger of Acquisition Company into Plaza. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Plaza Agreement provides for us to make three annual payments to Ms. Plaza, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. See Note G with respect to payments made and obligations due to related parties. .

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

The acquisition of Plaza and the private placement resulted in a change of control of Pharma-Bio. As a result of the reverse acquisition accounting treatment, Plaza is deemed to be the acquiring company for accounting purposes. The transaction was accounted for as a reverse acquisition because former owners of Plaza, together with the purchasers in the private placement who purchased the series A preferred stock and warrants in connection with the acquisition of Plaza, gained control of Pharma-Bio. Effective on the acquisition date, Pharma-Bio's balance sheet includes the assets and liabilities of Plaza and its equity accounts have been recapitalized to reflect the equity of Pharma-Bio. Financial statements for the year ended October 31, 2005 are those of Plaza-Only.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due affiliate): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (approximately 10% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. In the case of fixed-fee contracts, which mostly are short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract. If the Company determines that a fixed-fee or “not to exceed” contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

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

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases..

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, are provided using the straight-line basis over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets

Definite-lived intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets.

Stock-based Compensation

Through year ended October 31, 2006, the Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans in accordance with APB Opinion No. 25 and related interpretations whereby the amount of stock-based compensation expense is calculated as the difference between the excess fair market value over the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation is calculated using the fair value method of accounting for stock options issued to employees. The Company's pro forma information is as follows:

	Years Ended October 31,
	Consolidated	Plaza-Only
	2006	2005
Net income	$2,335,340	$6,390,150
Less: Stock-based employee compensation under fair value method, net of tax effect	87,750	-

Pro forma net income attributable to common stockholders	$2,247,590	$6,390.150

Basic earnings per share of common stock:
As reported	$0.22	$3.65
Pro forma	$0.21	$3.65

Diluted earnings per share of common stock
As reported	$0.13	$1.58
Pro forma	$0.13	$1.58

Weighted average number of common shares outstanding - basic	10,508,938	1,750,000

Weighted average number of common shares outstanding - diluted	17,880,269	4,045,752

During the fourth quarter, the Company revised the pro forma compensation under the fair value method based on a more thorough analysis of the estimated options for which the requisite service will be rendered.

Income Per Share of Common Stock

Basic income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the number of shares outstanding represented the 1,150,000 shares received by the former stockholder of Plaza and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the series A preferred stock was deemed outstanding from the date of issuance until April 25, 2006, when the Company’s restated certificate of incorporation was filed with the Secretary of State of Delaware and the shares of series A preferred stock were automatically converted into common stock. The warrants were deemed to be outstanding from the date of issuance to the end of the reporting period, except for stock warrants issued to the investment banker for Plaza as a result of the reverse acquisition, which were deemed to be outstanding through all periods prior to the reverse acquisition.

The weighted average shares of common stock outstanding (basic and diluted) were calculated using the treasury stock method for the respective periods.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

The implementation of this Statement will have no significant effect on the Company’s financial statements.

2. In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

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

This Statement No. 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. One of the effects of the application of FASB123R is to treat the value (as properly determined) of the options as compensation to the grantees, thus increasing the Company's selling, general and administrative expenses.

4. Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

NOTE C - CAPITAL TRANSACTIONS

On January 24, 2006, Pharma-Bio effected a two-for-one share distribution with respect to its common stock pursuant to which Pharma-Bio issued one share of common stock for each share outstanding on the record date, January 24, 2006. All share and per share information in these financial statements give retroactive effect to this share distribution.

On January 25, 2006, contemporaneously with the consummation of the acquisition, Pharma-Bio sold, in a private placement, 47 units, each unit consisting of 25,000 shares of series A preferred stock, warrants to purchase 85,100 shares of common stock at $1.10 per share and warrants to purchase 85,100 shares of common stock at $1.65 per share. In the private placement, Pharma-Bio issued an aggregate of 1,175,000 shares of series A preferred stock (which were convertible into an aggregate of 15,998,800 shares of common stock), warrants to purchase 3,999,700 shares of common stock at $1.10 per share, and warrants to purchase 3,999,700 shares of common stock at $1.65 per share, to 42 accredited investors. Pharma-Bio paid brokerage commissions of 10% of the gross purchase price and an aggregate non-accountable expense allowance of 3% of the gross purchase price with respect to the units sold. In certain cases, the broker waived the commission and non-accountable expense allowance, and the investor paid the purchase price less the commission and non-accountable expense allowance. The purchase price for the 47 units sold was $11,750,000. Broker-dealers waived commission and non-accountable expense allowance with respect to $628,750, Pharma-Bio paid commissions and non-accountable expense allowances totaling $898,750, and Pharma-Bio issued warrants to purchase an aggregate of 1,439,892 shares of common stock. The warrants have an exercise price of $0.7344 per share and a term of three years.

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

The warrants issued in the private placement expire five years from the closing date and are callable by Pharma-Bio if the closing price of the common stock is at least twice the exercise price of the warrants for twenty consecutive trading days.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2006 consists of:

	Useful life (years)	Amount _
Vehicles under capital leases	5	$221,434
Leasehold improvements	5	64,895
Computers	3	169,409
Equipment	3-5	124,747
Furniture and fixtures	10	67,907
Total		648,392
Less: Accumulated depreciation and amortization		(253,670)
Property and equipment, net		$394,722

NOTE E - OTHER ASSETS

At October 31, 2006, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $18,333	$81,667
Customer-related intangibles, net of accumulated amortization of $41,667	108,333
Other	13,267
$203,267

Covenant not to compete represents the portion of the payment made pursuant to the Plaza Agreement in connection with the purchase of the Plaza stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Plaza agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the term of the non-competition covenant (5 years).

Customer-related intangible assets consist mainly of a customer list which Plaza acquired along with certain other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list is being amortized on the straight-line method over its estimated useful life of 3 years.

All of the intangibles assets were originated during the year ended October 31, 2006; therefore, there was no amortization of intangible assets in prior periods. The amortization expense for the year ended on October 31, 2006 amounted to $60,000.

NOTE F - INCOME TAXES

The Company's taxable income is subject to the Puerto Rico income tax at the 20% to 39% rates provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, on August 1, 2005, Puerto Rico Act No. 41 was approved, which imposes an additional 2.5% special tax to all corporations and partnerships having a net taxable income over $20,000. The Act was effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006; however, on November 10, 2006, Puerto Rico Act No. 244 was approved to impose the additional 2.5% special tax to taxable years commencing after December 31, 2004 and before January 1, 2007. Therefore, the Company's maximum effective tax rate will be 41.5% for its fiscal years ending on October 31, 2006 and October 31, 2007. The maximum effective tax rate for all other years will be 39%.

For federal income tax purposes, the Company only reports operations conducted in the United States. The resulting federal income taxes, if any, are credited against the Puerto Rico income taxes, with certain limitations. Through October 31, 2006, operations in the United States are not significant.

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

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Years ended October 31,
	2006	2005
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$1,450,495	$2,492,159

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)	(358,037)	(2,492,159)

Permanent difference	67,371	-

Income tax expense	$1,159,828	$-0-

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code during the year ended October 31, 2005 and the period from November 1, 2005 through January 24, 2006, its income was taxed to its stockholder during those periods, and Plaza did not pay income tax. Had income tax been paid at the statutory rate, Plaza’s net income would have been $1,977,303, or $0.19 per share (basic) and $0.11 per share (diluted), for the year ended October 31, 2006; $3,897,993, or $2.23 per share (basic) and $0.96 per share (diluted), for the year ended October 31, 2005.

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company agreed to pay Mrs. Plaza, three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008 and 2009 as follows:

2007	$2,750,000
2008	2,750,000
2009	2,750,000

Total payments	8,250,000
Less: imputed interest	(645,039)
Present value of minimum payments	7,604,961
Current portion	(2,705,000)

Long-term portion	$4,899,961

In January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one in January 2007 and the second in February 2007.

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

The Plaza Agreement also provides that Plaza, rather than Ms. Plaza, is responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Plaza's net income from December 1, 2005 to January 24, 2006 was taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Plaza's taxable income for that period amounts to $125,227. Plaza reimbursed Ms. Plaza the $125,227 during the third quarter of 2006. The $88,161 payment described in the preceding paragraph and the $125,227 payment described in this paragraph are treated as additional payments on account of the purchase price of Plaza stock from Mrs. Plaza.

Pursuant to the Puerto Rico Internal Revenue Code, the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Plaza was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to Ms. Plaza, as the Company's sole stockholder since Ms. Plaza was the person entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the financial statements as non-cash distributions.

San Juan Holdings represented Plaza and Elizabeth Plaza in connection with the reverse acquisition. For such services, Pharma-Bio issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $0.06 per share, to San Juan Holdings. In Pharma-Bio's private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. Pharma-Bio also paid an affiliate of San Juan Holdings a broker's commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and Pharma-Bio issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $0.7344 per share.

NOTE H - COMMITMENTS

1. Contracts

On January 25, 2006, the Company entered into employment agreements with Elizabeth Plaza and Nelida Plaza. The agreement with Elizabeth Plaza initially provided that Ms. Plaza will serve as president and chief executive officer of the Company for a period of 18 months, for which she will receive a salary at the annual rate of $250,000. For 18 months thereafter, Ms. Plaza will serve as a consultant for which she will receive compensation at the annual rate of $75,000. During the term of her employment, the Company will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by the compensation committee's board of directors, except that her bonus shall not be less than 4% nor more than 50% of her salary. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, the Company is required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. In January 2007, Elizabeth Plaza’s employment agreement was amended to extend her employment term through December 31, 2007, and the consulting term will immediately commence following the employment term and end on January 31, 2009.

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

On January 26, 2006, the Company entered into a one-year consulting agreement with Dov Perlysky, pursuant to which the Company agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky's efforts. This agreement replaced his prior employment agreement. This agreement terminated on January 26, 2007. No commission was paid to Mr. Perlysky pursuant to this agreement.

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

2. Lease commitments

Capitalized lease obligations - As of October 31, 2006, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 and accumulated amortization of $66,861. Amortization expense for these assets amounted to $44,805 and $33,968 in the years ended October 31, 2006 and 2005, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2006:

2007	$48,240
2008	48,240
2009	71,240
2010	32,239

Total minimum lease payments	199,959
Less: Amount of imputed interest	(19,438)

Present value of minimum lease payments	180,521
Current portion of obligation under capital leases	(38,873)
Long-term portion	$141,648

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under different rental agreements with the following terms:

Description	Monthly Rent	Commitment Term
Main resources facilities	$3,200	Ending in October 2007
Housing for employees	$1,850	Ending in November 2006
Limerick office space	$1,000	Ending in July 2007

The first lease listed in the table is with an affiliate of the chief executive officer. The Company has plans to move its main resources facilities to a building owned by the same affiliated entity. The annual minimum rent for the planned new facilities would amount to approximately $225,000, including rent for a space necessary for expansion.

In June 2006, the Company entered into a new lease agreement for new office facilities in Limerick, Pennsylvania, at a monthly rental of $1,000. The lease term of the new lease agreement expires on July 31, 2007, but the agreement may be terminated earlier by giving a prior 90 days written notice. The new lease agreement may be renewed for an additional term of three years at monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 during the third year of the lease renewal term.

Rent expense during the years ended October 31, 2006 and 2005 was $98,936 and $71,026, respectively.

NOTE I - STOCK OPTIONS

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and, as to the remaining 50%, 18 months from the date of grant. Pursuant to this provision, on January 25, 2006, options to purchase 25,000 shares at $0.7344 per share, being the fair market value on the date of grant, were automatically granted to each of the three independent directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Plaza options and 23 additional Plaza employees. The Company subsequently granted options to purchase other 473,724 shares to employees and independent directors. The new options have an exercise price of $0.7344, a term of five years and are exercisable in installments. As of January 15, 2007, there were approximately 1,348,000 outstanding options, since some options expired because of certain employment terminations.

Pursuant to the Plaza Agreement, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Plaza's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a bank checking account and a money market account.

Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico. A small number of customers have accounted for a significant percentage of its revenue. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Four customers accounted for 10% or more of revenues during the year ended on October 31, 2006, two of which also accounted for more than 10% of revenues during the year ended October 31, 2005. The following table sets forth information as to revenues and percentage of revenues for these years (dollars in thousands) for the Company's principal clients, all of which are pharmaceutical companies:

Years Ended October 31,
Customer	2006	2005
GlaxoSmithKline	$4,248 (29.9%)	$637 (3.7%)
Schering-Plough	2,935 (20.6%)	7,523 (43.2%)
Johnson & Johnson	1,727 (12.1%)	969 (5.6%)
Lilly del Caribe	1,445 (10.2%)	3,312 (19.0%)

Schering-Plough, Lilly del Caribe, GlaxoSmithKline and Johnson & Johnson had outstanding balances at October 31, 2006 representing 19%, 11%, 32% and 11%, respectively, of the total receivables.

The Company assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. However, the loss or significant decline in business from any of its major customers could have a material effect upon its revenue and income.

In June 2006, Schering-Plough announced the closing of one of its two facilities in Puerto Rico and the reduction of staff in the second. The accompanying statements of operations include revenues from the closed facility as follows:

Years Ended October 31,	Revenues
2006	$1,921,433
2005	$5,312,190

The receivables at October 31, 2006 from the closed facility amounted to approximately $604,000, but the credit risk exposure on these receivables is not significant. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2006 and 2005 were $40,439 and $35,908, respectively.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

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

ITEM 8B OTHER INFORMATION

On January 29, 2007, we entered into an agreement with Elizabeth Plaza, amending her employment agreement to provide that her executive term would be extended until December 31, 2007 and thereafter she would continue as a consultant through January 31, 2009. Except for this amendment, Ms. Plaza’s employment agreement is unchanged.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Elizabeth Plaza	42	President, chairman of the board and director
Nélida Plaza	38	Vice president and secretary
Manuel O. Morera	50	Chief financial officer and vice president - finance and administration
Dov Perlysky	43	Director
Kirk Michel[1]	50	Director
Howard Spindel[1]	61	Director
Irving Wiesen[1]	51	Director

1	Member of the audit and compensation committees.

Elizabeth Plaza has been president and sole director of Plaza since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president and chief executive officer since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Executive of the Year by the Puerto Rico Industrial Association in 2004. Ms. Plaza is a licensed pharmacist.

Nélida Plaza has been vice president of operations of Plaza since January 2004 and has been our vice president and secretary since January 25, 2006. In July 2000, Ms. Plaza joined Plaza as a project management consultant. Prior thereto, she was a unit operations leader and safety manager at E.I. Dupont De Nemours where she was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

Manuel O. Morera has been our chief financial officer and vice president - finance and administration since April 2006, and was working for us on a part-time basis since March 24, 2006. Mr. Morera is a certified public accountant. From 1997 until April 2006, Mr. Morera was in private practice as an accountant, tax and business counselor. From 1983 until 1997, Mr. Morera was a senior auditor, audit supervisor, manager and senior manager with the accounting firm of Horwath Vélez PSC, formerly Laventhol and Horwath Co. Mr. Morera is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.

Dov Perlysky has been our president and a director since 2004 and has been the managing member of Nesher, LLC a private investment firm since 2000. On January 25, 2006, in connection with the reverse acquisition, Mr. Perlysky resigned as president and became a consultant to us. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund.

Kirk Michel, a director since January 25, 2006, has been a managing director of KEMA Advisors, Inc., a boutique financial advisory firm located in Hillsborough, North Carolina since 2002. KEMA Advisors provides financial advisory services to middle market companies and governmental agencies. From 1995 to 2002, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Howard Spindel, a director since January 25, 2006, has been a consultant with Integrated Management Solutions, a securities industry consulting and recruitment firm which he founded, since 1985. In this capacity, he has also acted as a financial and operations principal, general securities principal, registered representative and options principal for several broker-dealers during this period. He is also a director of Engex, Inc., a closed-end mutual fund. Mr. Spindel received a B.S. in accounting from Hunter College.

Irving Wiesen, a director since January 25, 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for more than twenty-five years. For more than the past five years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of FDA regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature form Columbia University and a B.A., cum laude, from Yeshiva University.

Elizabeth Plaza and Nélida Plaza are sisters. There is no other family relationship among our officers and directors.

Board Committees

The board of directors has three committees, the audit committee, the compensation committee and the mergers and acquisition committee. Kirk Michel, Howard Spindel and Irving Wiesen, each of whom is an independent director, are the members of the audit and compensation committees. Mr. Spindel is the audit committee financial expert. Dov Perlysky, Kirk Michel and Irving Wiesen are the members of the mergers and acquisition committee. The mergers and acquisition committee was formed to assist us with our business strategy and objectives as they relate to acquisitions discussed above.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons,  the following officers, directors and 10% stockholders were late in filing a Form 3 or 4: Each of Ms. Elizabeth Plaza, Ms. Nelida Plaza, Mr. Kirk Michel, Mr. Howard Spindel and Mr. Irving Wiesen had a Form 3 which was due on February 4, 2006. These Form 3s were filed during the period February 21, 2006 through February 27, 2006. Mr. Dov Perlysky did not file a Form 3. He did, however, file a Form 4 on December 28, 2006 for transactions which occurred on January 25, 2006. Mr. Morera has not filed a Form 3.

Code of Ethics

We have adopted a Code of Ethics that applies to all its senior management and directors. A copy of this code of ethics is filed as an exhibit to this annual report.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is information for our chief executive officer and the only other officer whose compensation exceeded $100,000 for the fiscal year ended October 31, 2006.

		Annual Compensation		Long-Term Compensation (Awards) Options	All other
Name and Position	Fiscal Year	Salary	Bonus	(number)	Compensation
Elizabeth Plaza, president and chief executive officer	2006 2005	$173,378 —	— —	— —	$34,423 281,521

Nélida Plaza, vice president	2006 2005	130,120 84,723	— —	131,455 —	17,094 54,688

Prior to the reverse acquisition, Plaza Consulting Group, which was then wholly owned by Elizabeth Plaza, had granted Nélida Plaza an option to purchase 500 shares of its common stock at an exercise price of $138.19 per share. At the consummation of the reverse merger in January 2006, we granted Ms. Nélida Plaza options to purchase 131,455 shares of common stock at an exercise price of $.7344 per share, the fair market value on the date of grant, of which an option to purchase 94,083 shares of our common stock was issued to replace the Plaza Consulting option.

No bonuses were paid to any of the officers and no stock or other equity compensation was provided to any of the officers during the years ended October 31, 2006 and 2005.

Other compensation for Elizabeth Plaza represents payment of personal expenses which we paid on behalf of Ms. Plaza, who was the sole stockholder of Plaza up to January 25, 2006. It also includes a $2,069 monthly payment of a lease obligation of the Company for the vehicle assigned to her.

Other compensation paid to Nélida Plaza includes the following:

	Years Ended October 31,
Description	2006	2005
Housing	$4,428	$25,175
Life insurance	2,005	12,034
Tuition for her child	—	11,280
Car allowance	1,000	6,000
Payments of lease obligation for
the vehicle assigned to her	9,660	—
Other	—	199
	$17,094	$54,688

Payments for housing, child tuition and car allowances to the above executive officers were discontinued after December 31, 2005.

Prior to the reverse acquisition, Plaza was taxed as a Subchapter N corporation under the Puerto Rico tax law, which is similar to treatment as an S Corporation under the Internal Revenue Code. As a result, Elizabeth Plaza was taxed on Plaza’s income. Up to December 2005, we did not pay Elizabeth Plaza any salary. We made distributions to Ms. Plaza in the amount of $834,000 for the year ended October 31, 2006 and approximately $8.0 million for the year ended October 31, 2005.

As a result of our acquisition of Plaza, Plaza’s status as a Subchapter N corporation terminated on January 25, 2006, the date of our acquisition of Plaza. Ms. Plaza is responsible for any taxes which are payable as a result of the Plaza’s loss of its Subchapter N status under the Puerto Rico tax laws. However, we, and not Ms. Plaza, are responsible for any taxes on the Plaza’s taxable income during the period from the December 1, 2005 to January 24, 2006, which amounted to $125,227, and was paid on June 15, 2006.

Employment Agreements

On January 25, 2006, we entered into employment agreements with Elizabeth Plaza and Nélida Plaza. Our agreement with Elizabeth Plaza initially provided that Ms. Plaza will serve as our president and chief executive officer for a period of 18 months, for which she will receive a salary at the annual rate of $250,000. For 18 months thereafter, Ms. Plaza will serve as a consultant for which she will receive compensation at the annual rate of $75,000. In January 2007, this agreement was amended to extend the employment agreement to December 31, 2007. As a result of the amendment, the consulting term will commence immediately following the employment term and will end on January 31, 2009. During the term of her employment, we will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by our compensation committee, except that her bonus shall not be less than 4% nor more than 50% of her salary. If we terminate Ms. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since the bonus is discretionary, with a minimum bonus of 4% of Ms. Plaza’s salary, unless the compensation committee shall have provided for a greater bonus prior to the termination of Ms. Plaza’s employment without cause, Ms. Plaza would not be entitled to a bonus greater than $10,000, which is 4% of $250,000, the amount of the bonus to be based on the remaining employment term.

Our agreement with Nélida Plaza provides that Ms. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She is also entitled to bonus compensation as is determined by the compensation committee, not to exceed 50% of her salary. We also agreed to make the lease payments on the automobile she currently leases. Such payments are at the annual rate of approximately $11,600. If we terminate Ms. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza her compensation for the balance of the term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since Ms. Plaza’s employment contract provides for a discretionary bonus, unless the compensation committee shall have provided for a bonus to Ms. Plaza prior to the termination of her employment without cause, Ms. Plaza would not be entitled to any bonus payment.

The employment agreements with both Elizabeth Plaza and Nélida Plaza provide that during the term of the agreement and for two years thereafter, the executive will not, directly or indirectly engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employ.

We entered into an employment agreement with Mr. Morera pursuant to which we pay Mr. Morera an annual salary of $80,000. The agreement has a one-year term, which we may extend for up to two years. We granted Mr. Morera stock options to purchase 90,000 shares of common stock at $0.7344, which was the fair market value on the date of grant. Mr. Morera’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Morera will not, directly or indirectly engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employ.

Consulting Agreement

 On January 26, 2006, we entered into a one-year consulting agreement with Dov Perlysky, pursuant to which we agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky’s efforts. This agreement terminated on January 26, 2007. No commission was paid to Mr. Perlysky pursuant to this agreement.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as to shares of common stock beneficially owned as of December 31, 2006 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Elizabeth Plaza Sardinera Beach Building, Suite 2 Marginal Costa de Oro Dorado, Puerto Rico 00646	1,150,000	6.3%
Dov Perlysky 445 Central Avenue, Suite 305 Cedarhurst, New York 11516	1,164,554	6.4%
Kirk Michel	523,406	2.8%
Howard Spindel	12,500	*
Irving Wiesen	12,500	*
All officers and directors as a group (five individuals owning stock)	2,898,406	14.9%
Venturetek LP 370 Lexington Avenue New York, NY 10017	4,697,990	23.6%
San Juan Holdings, Inc. MCS Plaza, Suite #305 255 Ponce de León Ave. Hato Rey, PR 00917	4,908,443	22.7%
Barron Partners LP 730 Fifth Avenue New York, NY 10019	3,987,251	20.3%
Pentland USA, Inc. 3333 New Hyde Park Road New Hyde Park, NY 11042	1,532,719	8.1%
Fame Associates 111 Broadway New York, NY 10006	1,532,719	8.1%
LDP Family Partnership, LP 2 Lakeside Drive West Lawrence, NY 11559	1,158,839	6.2%

*	Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or conversion of currently convertible securities which are exercisable or convertible within 60 days of December 31, 2006. The beneficial ownership of each person named is determined in accordance with the rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Under these rules, a person is deemed to beneficially own the total number of shares of common stock which he or she owns plus the number of shares of common stock which are issuable upon exercise of currently exercisable securities. The percentage ownership of each person is the percentage that the number of shares beneficially owned by that person bears to the sum of (a) the outstanding common stock plus (b) the shares of common stock issuable upon exercise or conversion of those currently convertible securities that are owned by that stockholder.

The shares owned by San Juan Holdings, Inc. include (a) 3,010,600 shares of common stock issuable upon exercise of warrants and (b) 275,724 shares of common stock issuable upon exercise of a warrant held by RD Capital Group, Inc., a broker-dealer and an affiliate of San Juan Holdings.

The shares of common stock beneficially owned by Mr. Michel consist of 12,500 shares of common stock issuable upon exercise of options, 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director, and 163,000 shares issuable upon exercise of warrants held by KEMA Advisors. KEMA Advisors is a selling stockholder.

The shares of common stock beneficially owned by Mr. Perlysky represent 1,164,554 shares of common stock owned by Krovim, LLC. Mr. Perlysky is the manager of Nesher, LLC, which is the manager of Krovim. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Shares owned by Mr. Perlysky do not include 772,971 shares owned by LDP Family Partnership or warrants to purchase 386,048 shares of common stock held by LDP Family Partnership. Mr. Perlysky’s wife is general partner of LDP Family Partnership and Mr. Perlysky disclaims beneficial ownership in the securities owned by it.

The shares of common stock owned by each of Mr. Spindel and Mr. Wiesen represent shares issuable upon exercise of options.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 25, 2006, we acquired Plaza from Elizabeth Plaza, as the sole stockholder of Plaza. At the closing, we paid Ms. Plaza $10,000,000 and issued to Ms. Plaza 1,150,000 shares of common stock. In addition, we will pay Ms. Plaza three payments, each in the amount of $2,750,000, on January 25, 2007, 2008 and 2009. With Ms. Plaza’s consent, we are making the $2.75 million payment in two installments, one in January 2007 and the second in February 2007. As a condition to closing, Plaza was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was to be in cash, as of November 30, 2005, with the excess to be paid to Ms. Plaza. The amount due to Ms. Plaza under this provision was $88,161 and was paid on June 15, 2006. Pursuant to the merger agreement, we were required to reimburse Ms. Plaza for income tax which she paid on our income from December 1, 2005 until January 24, 2006. This amounted to $125,227 and was paid on June 15, 2006.

San Juan Holdings represented Plaza and Elizabeth Plaza in connection with the reverse acquisition. For such services, we issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $0.06 per share, to San Juan Holdings. In our private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and the non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. The three units were comprised of 75,000 shares of series A preferred stock and warrants to purchase 510,600 shares of common stock. The shares of series A preferred stock became converted into 1,021,200 shares of common stock. We also issued 919 shares of common stock to San Juan Holdings as a result of our failure to filing the registration statement of which this prospectus is a part in a timely manner. We also paid an affiliate of San Juan Holdings a broker’s commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and we issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $0.7344 per share.

KEMA Advisors, Inc., of which Kirk Michel, a director, is managing director, purchased one unit, consisting of 25,000 shares of series A preferred stock and warrants to purchase an aggregate of 170,200 shares of common stock for $250,000. The shares of series A preferred stock became converted into 340,400 shares of common stock. We also issued 306 shares of common stock to KEMA Advisors for our failure to file the registration statement in a timely manner. KEMA Advisors is a selling stockholder.

In January 2006, we acquired certain assets of a United States based company that performs consulting services for the pharmaceutical and biotech industries from Mark Fazio for $300,000. The acquired assets include a client list and a validation compliance service business. The purchase price was paid in three installments, each in the amount of $100,000. At the time of the purchase we had no relationship with Mr. Fazio, and he was subsequently elected as executive vice president and chief operating officer. He served in those capacities until March 31, 2006.

ITEM 13 EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation [1]
3.2	By-laws [2]
4.1	Form of warrant issued to Investors in January 2006 private placement [3]
4.2	Form of warrant held by initial warrant holders [3]
4.3	Form of warrant held by San Juan Holdings [3]
4.4	Form of warrants issued to broker-dealers in January 2006 private placement [3]
10.1	Form of subscription agreement for January 2006 private placement [3]
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement[3]
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc. [3]
10.4	Employment agreement dated January 25, 2006, between the Registrant and Elizabeth Plaza [3]
10.5	Amendment dated January 29, 2007 to employment agreement with Elizabeth Plaza[6]
10.6	Employment agreement dated January 25, 2006, between the Registrant and Nélida Plaza [3]
10.7	2005 Long-term incentive plan [3]
10.8	Registration rights provisions for the subscription agreement [3]
10.9	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant [4]
10.10	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant [4]
10.11	Employment Agreement dated March 24, 2006, between the Registrant.[6]
10.12	Vendor Agreement dated May 4, 2006 between the Registrant and Manuel O. Morera [5]
10.13	Agreement dated May 4, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc. [4]
10.14	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc. [4]
10.15	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline[4]
14.1	Code of business conduct and ethics for senior management[6]
21.1	List of Subsidiaries [4]

[1]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the Commission on May 1, 2006 and incorporated herein by reference.

[2]	Filed as an exhibit to the Company’s registration statement of Form 10-SB and incorporated herein by reference.

[3]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 31, 2006 and incorporated herein by reference.

[4]	Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-132847, which was declared effective by the Commission on November 8, 2006 and incorporated herein by reference.

[5]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on April 10, 2006, and incorporated herein by reference.

[6]	Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial services for the fiscal year ended October 31, 2005 were certified by Kevane Soto Pasarell Grant Thornton LLP (“Kevane”). Kevane also reviewed our unaudited financial statements for the three quarters of the fiscal year ended July 31, 2006.

We were billed by Kevane during 2006 and 2005 as follows:

Description of services	2006	2005
Audit fees	$22,427	$21,500
Audit related fees	18,971	—
Tax fees	830	15,941
All other fees	40,144	—
	$82,372	$37,441

 Our total fees to Raich Ende were $25,323, which covered the audit for our fiscal year ended June 30, 2005 and the period from inception (January 14, 2004) to June 30, 2004 and review of our quarterly financial statements.

On September 25, 2006, we engaged Horwath Vélez & Co., PSC. (“Horwath”) as our registered independent accounting firm. As of October 31, 2006, there were no accrued accounting fees due to Horwath.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-KSB and has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dorado, Commonwealth of Puerto Rico on this 2nd day of February, 2007.

PHARMA-BIO SERV, INC.

By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Elizabeth Plaza and Manuel O. Morera or either of them acting in the absence of the other as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	February 2, 2007
Elizabeth Plaza	(Principal Executive Officer)

/s/ Manuel O. Morera	Chief Financial Officer	February 2, 2007
Manuel O. Morera	Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	February 2, 2007
Kirk Michel

/s/ Howard Spindel	Director	February 2, 2007
Howard Spindel