Form 10QSB
period 2007-01-31
Pharma-Bio Serv, Inc.
filed 2007-03-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-0653570
(State of Incorporation)	(I.R.S. Employer Identification No.)

373 Méndez Vigo, Suite 110, Dorado, Puerto Rico 00646
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

The number of shares outstanding of the registrant's Common Stock as of March 15, 2007 was 19,615,539.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JANUARY 31, 2007

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of January 31, 2007 (unaudited)	3

Consolidated Statements of Income for the three-month periods ended January 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the three-month periods ended January 31, 2007 and 2006 (unaudited)	5

Consolidated Statement of Changes in Stockholders’ Equity for the three-month period ended January 31, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3 - Controls and Procedures	27

PART II OTHER INFORMATION

Item 6 - Exhibits	27

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet (Unaudited)
As of January 31, 2007

Assets:
Current assets
Cash and cash equivalents	$2,423,192
Accounts receivable	4,039,843
Other	208,670
Total current assets	6,671,705

Property and equipment	348,083

Other assets, mainly intangible assets	185,767

Total Assets	$7,205,555

Liabilities and Stockholders' Equity:
Current liabilities
Current portion-obligations under capital leases	$39,651
Accounts payable and accrued expenses	1,118,628
Due to affiliate - current	2,818,744
Income taxes	168,764
Total current liabilities	4,145,787

Long-term liabilities
Due to affiliate	2,412,828
Other long-term liabilities	131,444
Total long-term liabilities	2,544,272

Total Liabilities	6,690,059

Stockholders' Equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	39,022
Retained earnings	474,513
Total Stockholders' Equity	515,496

Total Liabilities and Stockholders' Equity	$7,205,555

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income (Unaudited)
For the Three-Month Periods Ended January 31, 2007 and 2006

	2007	2006

REVENUES	$3,618,330	$3,404,182

COST OF SERVICES	2,167,128	2,033,339

GROSS PROFIT	1,451,202	1,370,843

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	736,585	455,398

INTEREST EXPENSE	129,246	-

INCOME BEFORE INCOME TAX	585,371	915,445

INCOME TAX	255,955	21,873

NET INCOME	$329,416	$893,572

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.50

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	18,724,953	1,791,985

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,231,227	5,417,925

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods Ended January 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$329,416	$893,572
Loss on disposition of property and equipment	19,863	3,664
Stock-based compensation	39,022	-
Depreciation and amortization	54,497	30,144
Imputed interest expense	126,611	-
Decrease in accounts receivable	1,761,246	1,481,792
Decrease (increase) in other assets	48,660	(150,305)
Increase (decrease) in liabilities	288,489	(149,922)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,667,804	2,108,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,221)	(87,028)
Cash acquired as part of the acquisition of Plaza	-	28,943
NET CASH USED IN INVESTING ACTIVITIES	(10,221)	(58,085)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	-	10,000,000
Payment for purchase of Plaza stock	-	(9,900,000)
Payment for non-compete covenant	-	(100,000)
Payments on capital lease obligations	(9,426)	(8,649)
Payment to affiliate	(2,500,000)	-
Distributions to stockholder	-	(749,554)
NET CASH USED IN FINANCING ACTIVITIES	(2,509,426)	(758,203)

NET INCREASE IN CASH AND CASH EQUIVALENTS	148,157	1,292,657

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,275,035	1,791,557

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,423,192	$3,084,214

PAYMENTS OF:
Income tax	$-	$-
Interest	$503,708	$3,412

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of cashless exercise warrants to shares of common stock	$130	$-
Income tax withheld by clients but used as a credit in the income tax return of a stockholder (noncash distribution)	$-	$84,561
Income tax withheld by clients to be used as a credit in the credit in the Company's income tax return	$8,361	$-
Debt incurred in the acquisition of certain assets from another company	$-	$200,000
Debt payable to officer originated in the acquisition of Plaza, net of $1,025,000 imputed interest	$-	$7,225,000

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three-Month Period Ended January 31, 2007

	Common Stock		Preferred Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE AT OCTOBER 31, 2006	18,315,001	$1,831	-	$-	$-	$145,227	$147,058

CASHLESS CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,300,538	130	-	-	-	(130)	-

STOCK-BASED COMPENSATION					39,022		39,022

NET INCOME	-	-	-	-	-	329,416	329,416

BALANCE AT JANUARY 31, 2007	19,615,539	$1,961	-	$-	$39,022	$474,513	$515,496

See notes to financial statements.

PHARMA-BIO SERV, INC.
Notes to Consolidated Financial Statements (Unaudited)
Three Month Periods Ended January 31, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. ("Lawrence"). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. (“Plaza”), a Puerto Rico corporation, which operates in Puerto Rico and the United States under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the “Company”.

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

The unaudited interim financial statements for the three-month periods ended on January 31, 2007 and 2006 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

REVERSE ACQUISITION

On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among Pharma-Bio, Plaza Acquisition Corp., a wholly-owned subsidiary of Pharma-Bio ("Acquisition Company"), Plaza and Elizabeth Plaza, the sole stockholder of Plaza, Pharma-Bio acquired Plaza. The acquisition was effected by the merger of Acquisition Company into Plaza. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Plaza Agreement provides for the Company to make three annual payments to Ms. Plaza, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. See Note G with respect to payments made and obligations due to affiliate.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximate the carrying amount.

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

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, are provided using the straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

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

Stock-based compensation

Effective November 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The Company does not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

As required under the new standards, stock option compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.

Income Per Share of Common Stock

Basic income per share of common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the 1,150,000 shares received by the former stockholder of Plaza and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the outstanding shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the series A preferred stock was deemed outstanding from the date of issuance until April 25, 2006, when the Company’s restated certificate of incorporation was filed with the Secretary of State of Delaware and the shares of series A preferred stock were automatically converted into common stock. The warrants were deemed to be outstanding from the date of issuance to the end of the reporting period, except for stock warrants issued to the investment banker for Plaza as a result of the reverse acquisition, which were deemed to be outstanding through all periods prior to the reverse acquisition.

The weighted average shares of common stock outstanding (basic and diluted) were calculated using the treasury stock method for the respective periods.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not expect that the application of this standard will have any effect on the Company's financial statements.

2. In September 2006, the FASB published Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

3. In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

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

Each share of series A preferred stock automatically converted into 13.616 shares of common stock, or an aggregate of 15,998,800 shares of common stock, upon the filing, on April 25, 2006, of a restated certificate of incorporation which increased the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

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

In January 2004, Pharma-Bio issued warrants to purchase 800,000 shares of common stock at $0.12 per share (1,600,000 shares at $0.06 per share, subsequent to the stock distribution effected on January 24, 2006). The warrants may also be converted to shares of common stock on a cashless basis under certain conditions, but on a reduced number of shares. The warrants expire on January 16, 2014. In January 2007, warrants to purchase a total of 1,350,400 shares of common stock were converted to 1,300,539 shares of common stock pursuant to the cashless exercise provisions. As of January 31, 2007, warrants to purchase 249,600 shares remain outstanding.

NOTE D - PROPERTY & EQUIPMENT

The balance of property and equipment as of January 31, 2007 consists of:

	Useful life (years)	Amount
Vehicles	5	$221,434
Computers	3	179,028
Equipment	3-5	124,748
Furniture and fixtures	10	68,509
Total		593,718
Less: Accumulated depreciation and amortization		(245,635)
Property and equipment, net		$348,083

NOTE E - OTHER ASSETS

At January 31, 2007, non-current other assets include the following:

Intangible assets:
Covenant not to compete	$76,667
Customer-related intangibles	95,833
Other assets	13,267
$185,767

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

All of the intangible assets were originated in January 2006, therefore, there was no amortization of intangible assets in prior periods. The amortization expense for the three-month period ended on January 31, 2007 amounted to $17,500.

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

For federal income tax purposes, the Company only reports operations conducted in the United States. The resulting federal income taxes, if any, are credited against the Puerto Rico income taxes, with certain limitations. Through January 31, 2007, operations in the United States are not significant.

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

The reasons for the difference between the income tax expense applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Three months ended January 31,
	2007	2006
Theoretical income tax expense by application of statutory rates to the book pre-tax	$242,929	$379,910

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)		(358,037)

Other permanent differences	13,026

Income tax expense	$255,955	$21,873

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code through January 24, 2006, its income was taxed to its stockholder through said date, and Plaza did not pay income tax. Had income tax been paid at the statutory rate, the Company’s net income would have been $535,535, or $0.30 per share (basic) and $0.10 per share (diluted), for the quarter ended January 31, 2006.

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder of Plaza and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company agreed to pay Ms. Plaza three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009. However, in January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one of $2,500,000 in January 2007 and the second of $250,000 in February 2007. The January 31, 2007 outstanding payments are due as follows:

Year ending on January 31,	Amount
2008	$3,000,000
2009	2,750,000
Total payments	5,750,000
Less: imputed interest	(518,428)
Present value of total payments	5,231,572
Less: current portion	(2,818,744)
Long-term portion	$2,412,828

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

Pursuant to the Puerto Rico Internal Revenue Code, the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Plaza was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to Ms. Plaza, as the Company's sole stockholder, since Ms. Plaza was the person entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the financial statements as non-cash distributions.

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

The Company's agreement with Nélida Plaza provides that Ms. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She is also entitled to such bonus compensation as is determined by the compensation committee, not to exceed 50% of her salary. The Company also agreed to make the lease payments on the automobile she currently leases. Such payments are at the annual rate of approximately $11,600. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, the Company is required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision, terminate.

On January 26, 2006, the Company entered into a one-year consulting agreement with Dov Perlysky, pursuant to which the Company agreed to pay Mr. Perlysky a 5% commission on business generated by Mr. Perlysky's efforts. This agreement replaced his prior employment agreement. This agreement terminated on January 26, 2007. No commission was paid to Mr. Perlysky pursuant to this agreement.

On April 3, 2006, the Company entered into an employment agreement with its Chief Financial Officer (“CFO”) pursuant to which the Company will pay him an annual salary of $80,000. The agreement has a one-year term, which may be extended for up to two years. The Company granted the CFO stock options to purchase 90,000 shares of common stock at $0.7344 per share, which was the fair market value on the date of grant.

Lease commitments

Capitalized lease obligations -As of January 31, 2007, the Company owned vehicles acquired under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $77,932). Depreciation expense for these assets amounted to $11,072 and $11,589 in the three-month periods ended January 31, 2007 and 2006, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at January 31, 2007:

2008	$48,240
2009	48,240
2010	66,857
2011	24,562
Total minimum lease payments	187,899
Less: Amount of imputed interest	(16,804)
Present value of minimum lease payments	171,095
Current portion of obligation under capital leases	(39,651)
Long-term portion	$131,444

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements with the following terms:

Description	Monthly Rent	Commitment Term
Headquarter offices and laboratory testing facilities	$18,750	Ending in January 2012, with one five year renewal option
Housing for employees	$1,850	On a month to month basis
Limerick office space	$1,000	Ending in July 2007

The first lease listed in the table is with an affiliate of the chief executive officer. In February 2007, the Company and the affiliate rescinded a former lease agreement and entered into a new agreement. The monthly payments under the new lease agreement, which amount to $18,750, will increase by 5% annually. The new agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The Company paid a monthly rental of $3,200 under the lease agreement of its former main resources facilities.

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

Rent expense during the three-month periods ended January 31, 2007 and 2006 amounted to $18,150 and $26,300, respectively.

NOTE I - STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Plaza options and 23 additional Plaza employees. The Company subsequently granted options to purchase other 600,627 shares to employees and independent directors. The new options have a weighted average exercise price of approximately $0.74, a term of five years and are exercisable in installments. As of January 31, 2007, there were approximately outstanding options to purchase 1,413,909 shares of common stock, , since some options expired because of employment terminations.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

Three months ended January 31, 2007
Stock-based compensation expense:
Cost of services	$31,906
Selling, general and administrative	7,116

Stock-based compensation before tax	39,022
Income tax benefit	--

Net stock-based compensation expense	$39,022

Effect on earnings per share:
Basic earnings per share	$(0.002)
Diluted earnings per share	$(0.002)

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in the three-month ended January 31, 2006, consistent with the provisions of SFAS No. 123R, the effect on Company’s net income and earnings per share would not have been significant.

The fair value of each stock option granted prior to November 1, 2006 was estimated at $0.60 by the Company’s investment bankers based on its valuation given that the Company’s stock had not yet traded and given that the value of the options cannot exceed the market price of the common stock ($0.7344) in the most recent issuance of securities by the Company, which was its January 2006 private placement.

The fair value of each stock option granted on or after November 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

Expected dividend yield	0.0%
Expected stock price volatility	10%
Risk free interest rate	4.7%
Expected life of options	2.65 years

Weighted average fair value per share of options granted during the quarter ended January 31, 2007	$0.1169

As of November 1, 2006 there were outstanding options to acquire 1,348,090 shares of common stock. During the three month period ended January 31, 2007, the Company granted options to purchase 5,000 shares of common stock to each of its three independent directors and an option to purchase 50,000 shares to its new general manager. No options were exercised or expired during the three month period ended January 31, 2007. Therefore, as of January 31, 2007, there were outstanding options to purchase 1,413, 909 shares. The weighted average of the remaining contractual life of the outstanding stock options is 4 years and the weighted average exercise price is $0.7467.

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico. A small number of customers have accounted for a significant percentage of its revenue. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. The following table sets forth information as to revenues and percentage of revenues for the three months periods ended on January 31, 2006 and 2005 (dollars in thousands) for the Company's principal clients, all of which are pharmaceutical companies:

	Three Month Periods Ended January 31,
	2007		2006
GlaxoSmithKline	$1,260	34.8%	$630	17.4%
Schering-Plough	225	6.2%	1,309	36.2%
Johnson & Johnson	747	20.6%	267	7.8%
Lilly del Caribe	301	8.3%	384	10.6%
Total	$2,533	69.9%	$2,590	72.0%

Schering-Plough, Lilly del Caribe, GlaxoSmithKline and Johnson & Johnson had outstanding balances at January 31, 2007 representing 11%, 13%, 27% and 13%, respectively, of the total receivables.

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

In June 2006, Schering-Plough announced the closing of one of its two facilities in Puerto Rico and the reduction of staff in the second. The accompanying statements of operations include revenues from the closed facility as follows:

Three Month Periods Ended January 31,	Revenues
2007	$185,823
2006	$397,530

The receivables at January 31, 2007 from the closed facility amounted to approximately $256,000, but the credit risk exposure on these receivables is not significant. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended January 31, 2007 and 2006 were $13,601 and $10,265, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see "Forward Looking Statements."

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

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues), from fixed-fee contracts or from "not to exceed" contracts, which generally are short-term contracts, in which the value of the contract to us cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of its compliance and validation professional employees and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or "not to exceed" contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to management and monitoring progress. If we underestimate our costs on any contract, we would sustain a loss on the contract.

We believe the most significant factors to achieving future business growth are the ability to (a) continue to provide quality value-added validation and compliance services to our clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand its products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of our clients.

Our business has been dependent upon a small number of clients. For the three-month period ended January 31, 2007, two customers accounted for approximately 55.4% of revenues. For the three-month period ended January 31, 2006, one of these two customers, together with another customer accounted for approximately 53.6% of revenues. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.  However, the loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. In particular, we had a contract with one of our largest customers which expired on December 31, 2005. Although this contract was divided in a number of smaller contracts and extended with termination dates varying through December 2006, the level of business has significantly declined from the prior year. In June 2006, this customer announced the closing of one of its two facilities located in Puerto Rico and a reduction of staff in the second facility. The revenues from this major customer were as follows:

Three month periods ended on January 31,	Operating facility	Closed facility	Total
2007	$185,823	$38,739	$224,562
2006	397,530	911,091	1,308,621

Although our business is affected by seasonal factors such as vacation and holiday work policies, we do not believe that our business is seasonal. However, because our business is based on performing services under contracts which relate to specific projects, there may be a lag between the completion of one project and the commencement of the following project. This lag may cause a decline in revenues and a related decline in gross margin.

On January 9, 2006, we acquired, for $300,000, from the individual who served as our executive vice president and chief operating officer from February 1, 2006 to March 31, 2006, certain assets of Integrated Validation Service, a United States-based business that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and the validation compliance service business that was operated by that individual. We also hired nine former employees of the business. This acquisition was made pursuant to our strategy to expand our operations beyond Puerto Rico with a view to lessening our dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from these operations for the quarter ended January 31, 2007 were approximately $126,000. We cannot give assurance that any significant revenues will be derived from these operations.

The principal components of our costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. However, there is often a delay between the increase in our costs and the increases in our billing rates, which may result in a reduced gross margin during that period. Although we have been successful in the past in being able to increase our billing rates to reflect our increased labor costs, we cannot give any assurance that we will continue to be able to do so.

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which was accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, we paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza is to receive three installments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. In January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one in the amount of $2,500,000 in January 2007 and the second in the amount of $250,000 in February 2007. The $250,000 payment due in February 2007 and the second installment due in February 2007, net of imputed interest, is a current liability at January 31, 2007, and is a significant factor in the reduction in the Company's working capital, as discussed under "Liquidity and Capital Resources."

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

Bad Debts - Bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Property and Equipment - Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, are provided using the straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

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

Our revenues are concentrated in the pharmaceutical industry in Puerto Rico. Approximately $2.5 million, or 70.0%, of the revenues in the three month period ended January 31, 2007 were generated by four customers. The same customers had an outstanding balance at January 31, 2007 representing 64.5% of the total receivables. Approximately $2.6 million, or 71.6% of revenue, for the three month period ended January 31, 2006, was generated by these four customers. These four customers had outstanding balances at January 31, 2006 representing 69% of the total receivables. We assess the financial strength of our clients and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

Retirement Plan -- We adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. We make contributions to this plan as required by the provisions of the plan document, amounting to $13,601 and $10,265 for the three month periods ended January 31, 2007 and 2006, respectively.

Stock Option Plan --During the year ended October 31, 2004, we granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which we deemed to be the fair value of our common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with our acquisition of Plaza, these options were cancelled and we granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and we issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. We have subsequently granted options to purchase other 510,627 shares to employees and options to purchase 90,000 shares to independent directors. However, as of January 31, 2007, there were outstanding options to purchase 1,413,909 shares of common stock. Most of our outstanding options have an exercise price of $0.7344, a term of five years and are exercisable in installments.

Stock-based compensation -- Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, we have not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. We do not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

As required under the new standards, stock option compensation expense is based on the vesting period of the options. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We do not expect that the application of this standard will have any effect on our financial statements.

In September 2006, the FASB published Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The implementation of this Statement will have no significant effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We do not expect that the application of this standard will have any effect on our results of operations or financial condition.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Results of Operations

The following table sets forth our statements of operations for the three months ended January 31, 2007 and 2006, in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2007		2006
Revenue	$3,618	100.0%	$3,404	100.0%
Cost of revenue	2,167	59.9%	2,033	59.7%
Gross profit	1,451	40.1%	1,371	40.3%
Selling, general and administrative expenses	737	20.3%	455	13.4%
Interest expense	129	3.6%
Income before income taxes	585	16.2%	916	26.9%
Income tax expense[1]	256	7.1%	22	0.6
Net income[1]	$329	9.1%	$894	26.3%

(1)
Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the United States Internal Revenue Code, prior to the reverse acquisition. As a result, Plaza did not pay any income tax through January 25, 2006. Since January 25, 2006, the Company has been subject to income tax in Puerto Rico. If Plaza had not been treated as an N Corporation during the three-month period ended January 31, 2006, the Company income before income taxes would have been taxed at a 41.5% rate, the income tax expense and the net income would have amount to approximately $380,000 (11.2%) and $536,000 (15.7%), respectively.

Quarter Ended January 31, 2007 Compared to Quarter Ended January 31, 2006

Revenues. Revenues for the first quarter 2007 were $3.6 million, an increase of approximately $0.2 million, or 6.3%, compared to first quarter 2006 revenues. We increased our revenue notwithstanding a decline in revenue of approximately $1.1 million in the quarter ended January 31, 2007 from the comparable quarter of the prior year from the one of our largest customers in the quarter ended January 31, 2006, following completion of contracts with this customer. This customer significantly reduced the scope of its operations by closing one of its two facilities in Puerto Rico and reducing personnel at the second. This decrease in revenue from this customer was offset by an increase of $1.1 million from two other customers that generated revenues of $0.9 million in the quarter ended January 31, 2006.

Cost of Revenues; Gross Margin. Our gross margin basically remained stable during the first quarter of 2007 as compared to the gross margin for the first quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $737,000 during the first quarter 2007, an increase of $282,000, or 62.0%, from the selling, general and administrative expenses of $455,000 in the comparable quarter of the prior year. Such increase resulted from expenses related to executive salaries not previously incurred and to expenses of an office we opened in Pennsylvania in early January 2006.

Interest Expense. Since January 25, 2006, we have been recognizing approximately $125,000 quarterly corresponding to imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which originated as a result of the reverse acquisition. The first payment to Ms. Plaza was made in January 2007. The interest expense will decrease as payments are made.

Income Tax Expense. The increase in the income tax expense results from a change in our tax status. We became a regular corporation taxpayer effective January 25, 2006. Prior to that date, we did not pay taxes pursuant to the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the United States Internal Revenue Code in that our taxable income is taxed to the stockholders.

Net Income. As a result of the increase in selling, general and administrative expenses, the recognition of imputed interest and the change in our tax status, our net income for the quarter ended on January 31, 2007 decreased to approximately $329,000, or $0.02 per share (basic) and $0.01 per share (diluted), a decline of approximately $565,000, or 63.2%, from $894,000 net income, or $0.50 per share (basic) and $0.16 per share (diluted), for the quarter ended on January 31, 2006.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At January 31, 2006, we had working capital of approximately $2.5 million, a decrease of $0.7 million from the working capital at January 31, 2006 of $3.2 million. Although we generated approximately $2.7 million from operations in the quarter ended January 31, 2007, this increase was offset by a payment of $2.5 million made in connection with obligation payable to Elizabeth Plaza for the acquisition of Plaza. At January 31, 2006, we have a $2.7 million short term and a $2.6 million long term obligations, both net of imputed interest, to Ms. Plaza for a payment of $250,000 due in 2007, and two payments of $2.75 million each due in January 2008 and 2009, respectively.

In January 2006, we raised gross proceeds of $11.75 million from the sale of series A preferred stock and warrants, and used $10 million to pay Ms. Plaza the cash portion of the purchase price of the Plaza stock and most of the balance to pay offering expenses and closing expenses.

Our primary cash needs consist of payments of compensation to professional employees, overhead expenses and payments due to Ms. Plaza pursuant to the terms of the acquisition of Plaza. In addition, since January 25, 2006, we have been subject to income tax in Puerto Rico. Our taxable income in Puerto Rico is taxed at rates ranging from 39% to 41.5% of taxable income. We have a line of credit of $250,000, which bears interest at 2.00% over the prime rate and that was unused at January 31, 2007.

Management believes that based on current levels of operations and anticipated growth, cash flows from operations, high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay Ms. Plaza pursuant to the agreement relating to the acquisition of Plaza, for the next twelve months.

While uncertainties relating to competition, the industries and geographical regions served by the Company and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-KSB for the year ended October 31, 2006 and in our other filings with the SEC and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-QSB. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

Dated: March 16, 2007