Form 10QSB
period 2007-04-30
Pharma-Bio Serv, Inc.
filed 2007-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

The number of shares outstanding of the registrant's Common Stock as of June 12, 2007 was 19,615,539.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED APRIL 30, 2007

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of April 30, 2007 (unaudited)	3

Consolidated Statements of Income for the three-month periods and the six-month periods ended April 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the three-month periods and the six-months periods ended April 30, 2007 and 2006 (unaudited)	5

Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended April 30, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations	20

Item 3 - Controls and Procedures	27

PART II OTHER INFORMATION

Item 6 - Exhibits	28

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet (Unaudited)
As of April 30, 2007

Assets:
Current assets
Cash and cash equivalents	$3,309,531
Accounts receivable	3,971,261
Other	216,563
Total current assets	7,497,355

Property and equipment	314,484

Other assets, mainly intangible assets	168,391

Total Assets	$7,980,230

Liabilities and Stockholders' Equity:
Current liabilities
Current portion-obligations under capital leases	$40,430
Accounts payable and accrued expenses	1,330,779
Due to affiliate - current	2,613,225
Income taxes	364,128
Total current liabilities	4,348,562

Long-term liabilities
Due to affiliate	2,450,465
Other long-term liabilities	121,043
Total long-term liabilities	2,571,508

Total Liabilities	6,920,070

Stockholders' Equity:
Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	65,374
Retained earnings	992,825
Total Stockholders' Equity	1,060,160

Total Liabilities and Stockholders' Equity	$7,980,230

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income (Unaudited)
For the Three-Month Periods and the Six-Month Periods Ended April 30, 2007 and 2006

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006

REVENUES	$4,180,562	$3,804,703	$7,798,892	$7,208,885

COST OF SERVICES	2,362,277	2,233,166	4,529,405	4,266,505

GROSS PROFIT	1,818,285	1,571,537	3,269,487	2,942,380

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	829,672	567,243	1,566,257	1,019,229

INTEREST EXPENSE	84,556	130,734	213,802	134,146

INCOME BEFORE INCOME TAX	904,057	873,560	1,489,428	1,789,005

INCOME TAX	385,745	398,305	641,700	420,178

NET INCOME	$518,312	$475,255	$847,728	$1,368,827

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.14	$0.04	$0.53

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.04	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	19,615,539	3,381,342	19,162,866	2,573,492

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	22,120,730	22,066,604	21,897,862	13,610,896

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods and the Six-Month Periods Ended April 30, 2007 and 2006

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$518,312	$475,255	$847,728	$1,368,827
Loss on disposition of property and equipment	5,798	-	25,661	3,664
Stock-based compensation	26,352	-	65,374	-
Depreciation and amortization	53,160	58,796	107,657	88,940
Imputed interest expense	82,118	127,216	208,729	127,216
Decrease (increase) in accounts receivable	23,370	(1,493,829)	1,784,616	(12,037)
Decrease (increase) in other assets	200,876	(135,728)	249,536	(286,033)
Increase (decrease) in liabilities	243,834	146,218	532,323	(3,704)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,153,820	(822,072)	3,821,624	1,286,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,859)	(3,656)	(18,080)	(90,684)
Cash acquired as part of the acquisition of Plaza	-	-	-	28,943
NET CASH USED IN INVESTING ACTIVITIES	(7,859)	(3,656)	(18,080)	(61,741)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	-	-	-	10,000,000
Payment for purchase of stock in Plaza	-	-	-	(9,900,000)
Payment for non-compete covenant	-	-	-	(100,000)
Payments on capital lease obligations	(9,622)	(8,542)	(19,048)	(17,191)
Payments to affiliate	(250,000)	-	(2,750,000)	-
Distributions	-	-	-	(749,554)
NET CASH USED IN FINANCING ACTIVITIES	(259,622)	(8,542)	(2,769,048)	(766,745)

NET INCREASE (DECREASE) IN CASH	886,339	(834,270)	1,034,496	458,387

CASH - BEGINNING OF PERIOD	2,423,192	3,084,214	2,275,035	1,791,557

CASH - END OF PERIOD	$3,309,531	$2,249,944	$3,309,531	$2,249,944

PAYMENTS OF:
Income tax	$150,000	$364,063	$150,000	$364,063
Interest	$5,073	$3,518	$508,781	$6,930

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$1,483	$-	$1,483
Conversion of cashless exercise warrants to shares of
common stock	$-	$-	$130	$-
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)	$-	$-	$-	$84,561
Income tax withheld by clients to be used as a credit in
the Company's income tax return	$45,212	$-	$53,573	$-
Debt incurred in the acquisition of certain assets from a
validation company	$-	$-	$-	$200,000
Debt payable to officer originated in the acquisition of
Plaza Plaza, net of $1,025,000 imputed interest	$-	$-	$-	$7,225,000

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Month Period Ended April 30, 2007

					Additional
	Common Stock		Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE AT OCTOBER 31, 2006	18,315,001	$1,831	-	$-	$-	$145,227	$147,058

CASHLESS CONVERSION OF WARRANTS
TO SHARES OF COMMON STOCK	1,300,538	130	-	-	-	(130)	-

STOCK-BASED COMPENSATION					65,374		65,374

NET INCOME	-	-	-	-	-	847,728	847,728

BALANCE AT APRIL 30, 2007	19,615,539	$1,961	-	$-	$65,374	$992,825	$1,060,160

See notes to financial statements.

PHARMA-BIO SERV, INC.
Notes to Consolidated Financial Statements (Unaudited)
For the Three-Month Periods and the Six-Months Periods Ended April 30, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004, under the name Lawrence Consulting Group, Inc. (“Lawrence”). Pharma-Bio is the parent company of Plaza Consulting Group, Inc. (“Plaza”), a Puerto Rico corporation, which operates in Puerto Rico and the United States under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries. Pharma-Bio and Plaza are collectively referred to as the “Company”.

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction that is accounted for as a reverse acquisition. Although Pharma-Bio, then known as Lawrence, is the corporation that made the acquisition, for accounting purposes, Plaza is treated as the acquiring company. As a result, the financial statements reflect the results of operations and cash flows of Plaza prior to January 25, 2006 and the consolidated financial position and results of operations of Pharma-Bio and Plaza from and after January 25, 2006.

All intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim financial statements for the three-month periods and the six-month periods ended on April 30, 2007 and 2006 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

As required under the new standards, stock option compensation expense is based on the anticipated vesting of the options. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.

Income per Share of Common Stock

Basic income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the 1,150,000 shares received by the former stockholder of Plaza and the 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the outstanding shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the series A preferred stock was deemed outstanding from the date of issuance until April 25, 2006, when the Company’s restated certificate of incorporation was filed with the Secretary of State of Delaware and the shares of series A preferred stock were automatically converted into common stock. The warrants were deemed to be outstanding from the date of issuance to the end of the reporting period, except for common stock purchase warrants issued to the investment banker for Plaza as a result of the reverse acquisition, which were deemed to be outstanding through all periods prior to the reverse acquisition.

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

Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

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

3. In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any significant effect on the Company's results of operations or its financial condition.

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

The warrants issued in the private placement expire five years from the closing date (January 25, 2011) and are callable by Pharma-Bio if the closing price of the common stock is at least twice the exercise price of the warrants for twenty (20) consecutive trading days.

In January 2004, Pharma-Bio issued warrants to purchase 800,000 shares of common stock at $0.12 per share (1,600,000 shares at $0.06 per share, subsequent to the stock distribution effected on January 24, 2006). The warrants may also be converted into shares of common stock on a cashless basis under certain conditions, but on a reduced number of shares. The warrants expire on January 16, 2014. In January 2007, warrants to purchase a total of 1,350,400 shares of common stock were converted to 1,300,539 shares of common stock pursuant to the cashless exercise provisions. As of April 30, 2007, warrants to purchase 249,600 shares remain outstanding.

NOTE D - PROPERTY & EQUIPMENT

The balance of property and equipment as of April 30, 2007 consists of:

	Useful life (years)	Amount
Vehicles	5	$221,434
Computers	3	180,758
Equipment	3	120,505
Furniture and fixtures	10	68,509
Total		591,206
Less: Accumulated depreciation and amortization		(276,722)
Property and equipment, net		$314,484

NOTE E - OTHER ASSETS

At April 30, 2007, non-current other assets include the following:

Intangible assets:
Covenant not to compete	$71,667
Customer-related intangibles	83,333
Other assets	13,391
$168,391

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Plaza stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Plaza agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the five-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list that Plaza acquired along with certain other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list is being amortized on the straight-line method over its estimated useful life of three years.

All of the intangible assets were originated in January 2006, therefore, there was no amortization of intangible assets in prior periods. The amortization expense for each of the three-month periods ended April 30, 2007 and 2006 amounted to $17,500, and for the six-month periods ended April 30, 2007 and 2006 amounted to $35,000 and $25,000, respectively.

NOTE F - INCOME TAXES

The Company's taxable income is subject to the Puerto Rico income tax at the 20% to 39% rates provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, on August 1, 2005, Puerto Rico Act No. 41 was approved, which imposes an additional 2.5% special tax to all corporations and partnerships having a net taxable income over $20,000. The Act was effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006; however, on November 10, 2006, Puerto Rico Act No. 244 was approved to impose the additional 2.5% special tax to taxable years commencing after December 31, 2004 and before January 1, 2007. Therefore, the Company's maximum effective tax rate will be 41.5% for its fiscal years ending on October 31, 2006 and October 31, 2007, and 39% thereafter.

The operations carried out by the Company’s subsidiary in the United States (which are presently not significant) are taxed in the United States. With certain limitations, the Company receives a credit on its Puerto Rico tax for the federal income tax paid. Also, upon distribution of earnings by the Puerto Rican subsidiary to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings (determined at rates which are normally lower than in Puerto Rico). As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in said jurisdiction, plus 10% withholding in Puerto Rico from dividends paid to the Puerto Rican subsidiary’s parent, plus federal taxes on operations in the United States.

The Company has not recognized deferred income taxes on $1,067,445 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $106,745 tollgate tax.

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

The reasons for the difference between the income tax expense applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Theoretical income tax expense by application of statutory rates to the book pre-tax	$375,184	$362,527	$618,113	$742,437

Permanent differences:

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)	-	-	-	(358,037)

Other permanent differences	10,561	35,778	23,587	35,778

Income tax expense	$385,745	$398,305	$641,700	$420,178

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code through January 24, 2006, its income was taxed to its stockholder through said date, and Plaza did not pay income tax. Had income tax been paid at the statutory rate, the Company’s net income would have been $1,010,790, or $0.39 per share (basic) and $0.07 per share (diluted), for the six months ended April 30, 2006.

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder of Plaza and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company agreed to pay Ms. Plaza three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009. However, in January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one of $2,500,000 in January 2007 and the second of $250,000 in February 2007. The April 30, 2007 outstanding payments are due as follows:

Twelve months ending April 30,	Amount
2008	$2,750,000
2009	2,750,000
Total payments	5,500,000
Less: imputed interest	(436,310)
Present value of total payments	5,063,690
Less: current portion	(2,613,225)
Long-term portion	$2,450,465

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

Lease commitments

Capitalized lease obligations -As of April 30, 2007, the Company leases vehicles under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $77,932). Depreciation expense for these assets amounted to $11,072 and $11,589 in the three-month periods ended April 30, 2007 and 2006, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at April 30, 2007:

Twelve months ending April 30,	Amount
2008	$48,240
2009	48,240
2010	69,974
2011	9,385
Total minimum lease payments	175,839
Less: Amount of imputed interest	(14,366)
Present value of minimum lease payments	161,473
Current portion of obligation under capital leases	(40,430)
Long-term portion	$121,043

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

In June 2006, the Company entered into a lease agreement for office facilities in Limerick, Pennsylvania, at a monthly rental of $1,000. The lease term expires on July 31, 2007. The lease agreement may be renewed for an additional term of three years at monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 during the third year of the lease renewal term.

Rent expense during the three-month periods ended April 30, 2007 and 2006 amounted to $70,913 and $26,400, respectively, and $89,063 and $52,700 for the six-month period ended April 30, 2007 and 2006, respectively.

NOTE I - STOCK OPTIONS AND STOCK-BASED COMPENSATION

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provided for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007; however, on April 19, 2007, the stockholders amended the plan to increase the number of options granted to its independent directors annually from 5,000 to 10,000 shares of common stock. On April 19, 2007, the stockholders also amended the plan to provide for a grant to purchase 5,000 shares of common stock at the market price to each advisory board member on the date of his or her election and a grant of 5,000 options to each of them annually. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and, as to the remaining 50%, 18 months from the date of grant. Pursuant to these provisions, the Company has granted options to purchase 25,000 shares at $0.7344 per share and 5,000 shares at $0.75 to each of the three independent directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Plaza options and 23 additional Plaza employees. The Company subsequently granted options to purchase other 648,724 shares to employees, independent directors and an independent contractor. The new options have a weighted average exercise price of approximately $0.76, a term of five years and are exercisable in installments. As of April 30, 2007, there were approximately outstanding options to purchase 1,429,519 shares of common stock, since some options expired because of employment terminations.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Three months ended April 30, 2007	Six months ended April 30, 2007

Stock-based compensation expense:
Cost of services	$10,184	$42,090
Selling, general and administrative	16,168	23,284

Stock-based compensation before tax	26,352	65,374
Income tax benefit	—	—

Net stock-based compensation expense	$26,352	$65,374

Effect on earnings per share:
Basic earnings per share	$(0.001)	$(0.003)
Diluted earnings per share	$(0.001)	$(0.003)

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in the three-month and six-month periods ended April 30, 2006, consistent with the provisions of SFAS No. 123R, the effect on Company’s net income and earnings per share would not have been significant.

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

The fair value of each stock option granted on or after November 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

Expected dividend yield	0.0%
Expected stock price volatility	10%
Risk free interest rate	4.7%
Expected life of options	2.65 years

Weighted average fair value per share of options granted during the six-month period ended April 30, 2007	$0.1506

As of November 1, 2006 there were outstanding options to acquire 1,348,090 shares of common stock. During the three month period ended January 31, 2007, the Company granted options to purchase 5,000 shares of common stock to each of its three independent directors and an option to purchase 50,000 shares to its new general manager. No options were exercised or expired during the six-month period ended April 30, 2007. Therefore, as of April 30, 2007, there were outstanding options to purchase 1,413, 909 shares. The weighted average of the remaining contractual life of the outstanding stock options is 4 years and the weighted average exercise price is $0.7467.

Pursuant to the Plaza Agreement, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Plaza's eligible employees. Such shares will not be issued until Pharma-Bio files a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a bank checking account and a money market account.

Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico. A small number of customers have accounted for a significant percentage of its revenue. In spite of the fact that just a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the Company’s services are typically rendered, on a project-by-project basis, changes regularly. The following table sets forth information as to revenues (dollars in thousands) and percentage of revenues for the Company's principal clients, all of which are pharmaceutical companies:

	Three months ended April 30,				Six months ended April 30,
Customer	2007		2006		2007		2006
GlaxoSmithKline	$1,102	(26.4%)	$1,166	(30.6%)	$2,363	(30.3%)	$1,796	(24.9%)
Schering-Plough	236	(5.6%)	789	(20.7%)	460	(5.9%)	2,097	(29.1%)
Johnson & Johnson	977	(23.4%)	321	(8.4%)	1,723	(22.1%)	589	(8.2%)
Lilly del Caribe	206	(4.9%)	399	(10.5%)	508	(6.5%)	783	(10.9%)
Total	$2,521	(60.3%)	$2,675	(70.3%)	$5,054	(64.8%)	$5,265	(73.1%)

GlaxoSmithKline, Schering-Plough, Johnson & Johnson, and Lilly del Caribe had outstanding balances at April 30, 2007 representing 17%, 10%, 19% and 9%, respectively, of the total receivables.

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

In June 2006, Schering-Plough announced the closing of one of its two facilities in Puerto Rico and the reduction of staff in the second. The accompanying statements of operations include revenues from the closed facility as follows:

Six Month Periods Ended April 30,	Revenues
2007	$38,739
2006	$1,462,923

The receivables at April 30, 2007 from the closed facility amounted to approximately $16,500, but the credit risk exposure on these receivables is not significant. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended April 30, 2007 and 2006 were $14,953 and $11,540, respectively. Contributions for the six months ended April 30, 2007 and 2006 were $28,554 and $21,805, respectively.

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

Overview

We are a validation and compliance consulting service firm in Puerto Rico. The validation and compliance consulting service market in Puerto Rico consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance and validation consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the United States and Europe through their Puerto Rico operations. Our staff includes more than 150 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

We believe the most significant factors to achieving future business growth are the ability to (a) continue to provide quality value-added validation and compliance services to our clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand its products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of our clients. Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that the Puerto Rico’s economic problems affect the decision of our customers and potential customers to locate in Puerto Rico or to continue or expand their existing operations, as well as the continued presence in Puerto Rico of an office of the federal Food and Drug Administration and the continuation of tax benefits available to our customers under the Puerto Rico Internal Revenue Code, which are scheduled to expire at the end of 2007, although there are proposals in the Puerto Rico legislature to extend the existing benefits until a new law is drafted and approved.

Our business has been dependent upon a small number of clients. For the three-month and six-month periods ended April 30, 2007, two customers accounted for approximately 50% of revenues. For the three-month and the six-month periods ended April 30, 2006, one of these two customers, together with another customer accounted for approximately 52% of revenues. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.

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

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Operating facility	$235,475	$236,692	$421,298	$634,221
Closed facility	-	551,832	38,739	1,462,923
Total	$235,475	$788,524	$460,037	$2,097,144

Although our business is affected by seasonal factors such as vacation and holiday work policies, we do not believe that our business is seasonal. However, because our business is based on performing services under contracts that relate to specific projects, there may be a lag between the completion of one project and the commencement of the following project. This lag may cause a decline in revenues and a related decline in gross margin during the affected periods.

On January 9, 2006, we acquired, for $300,000, from the individual who served as our executive vice president and chief operating officer from February 1, 2006 to March 31, 2006, certain assets of Integrated Validation Service, a United States-based business that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and the validation compliance service business that was operated by that individual. We also hired nine former employees of the business. This acquisition was made pursuant to our strategy to expand our operations beyond Puerto Rico with a view to lessening our dependence upon a small number of Puerto Rico pharmaceutical companies. We cannot give assurance that any significant revenues will be derived from these operations. Revenues from these operations were as follows:

Period	Amount
Three months ended April 30, 2007	$342,507
Three months ended April 30, 2006	264,216
Six months ended April 30, 2007	533,221
Six months ended April 30, 2006	356,837

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

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which was accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, we paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza is to receive three installments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. In January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one in the amount of $2,500,000 in January 2007 and the second in the amount of $250,000 in February 2007. The second installment due in January 2008, net of imputed interest, is a current liability at April 30, 2007, and is a significant factor in the reduction in the Company's working capital, as discussed under "Liquidity and Capital Resources."

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

Income Taxes — We elected from our inception until January 25, 2006, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the “Puerto Rico Code”), which is similar to Subchapter S of the Internal Revenue Code in that we paid no income taxes since the taxable income was taxed to our stockholder. Under the provisions of the Puerto Rico Code, we paid the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of our taxable income. These payments, and any income tax withheld, are included in the amount of distributions to stockholder in our financial statements.

Commencing with the acquisition of Plaza on January 25, 2006, we are taxed based on our taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code.

The undistributed earnings of our subsidiary, Plaza Consulting Group, Inc., are included in the consolidated financial statements. Since we consider to reinvest Plaza’s current undistributed earnings indefinitely, we do not recognize deferred income taxes on said earnings.

Concentration of credit risk — Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. We maintain our cash deposits in a bank account and an uninsured money market account. While we attempt to limit any financial exposure, our deposit balances in our bank account normally exceed federally insured limits; however, no losses have been experienced on these accounts.

Our revenues are concentrated in the pharmaceutical industry in Puerto Rico. Approximately $2.5 million, or 60.3%, of the revenues in the three month period ended April 30, 2007 were generated by four customers. The same customers had an outstanding balance at April 30, 2007 representing 55.1% of the total receivables. Approximately $2.7 million, or 70.3% of revenue, for the three month period ended April 30, 2006, was generated by these four customers. These four customers had outstanding balances at April 30, 2006 representing 78.7% of the total receivables. We assess the financial strength of our clients and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

Retirement Plan — We adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. We make contributions to this plan as required by the provisions of the plan document, amounting to $14,953 and $11,540 for the three month periods ended April 30, 2007 and 2006, respectively.

Stock Option Plan —During the year ended October 31, 2004, we granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which we deemed to be the fair value of our common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with our acquisition of Plaza, these options were cancelled and we granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and we issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. We have subsequently granted options to purchase other 523,724 shares to employees and options to purchase 125,000 shares to independent directors and an independent contractor. However, as of April 30, 2007, there were outstanding options to purchase 1,429,519 shares of common stock. Most of our outstanding options have an exercise price of $0.7344, a term of five years and are exercisable in installments. The average exercise price of such options is $0.75.

Stock-based compensation — Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, we have not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. We do not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

As required under the new standards, stock option compensation expense is based on the anticipated vesting of the options. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We do not expect that the application of this standard will have any significant effect on our financial statements.

In September 2006, the FASB published Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The implementation of this Statement will have no significant effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We do not expect that the application of this standard will have any significant effect on our results of operations or financial condition.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Results of Operations

The following table sets forth our statements of operations for the three months ended April 30, 2007 and 2006, in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2007		2006		2007		2006
Revenue	$4,181	100.0%	$3,805	100.0%	$7,799	100.0%	$7,209	100.0%
Cost of revenue	2,362	56.5%	2,233	58.7%	4,530	58.1%	4,266	59.2%
Gross profit	1,819	43.5%	1,572	41.3%	3,269	41.9%	2,943	40.8%
Selling, general and administrative costs	830	19.9%	567	14.9%	1,566	20.1%	1,020	14.1%
Interest expense	85	2.0%	131	3.4%	214	2.7%	134	1.9%
Income before income taxes	904	21.6%	874	23.0%	1,489	19.1%	1,789	24.8%
Income tax expense[1]	386	9.2%	399	10.5%	642	8.2%	420	5.8
Net income[1]	$518	12.4%	$475	12.5%	$847	10.9%	$1,369	19.0%

(1)
Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the United States Internal Revenue Code, prior to the reverse acquisition. As a result, Plaza did not pay any income tax through January 25, 2006. Since January 25, 2006, the Company has been subject to income tax in Puerto Rico. If Plaza had not been treated as an N Corporation during the six-month period ended April 30, 2006, the Company income before income taxes would have been taxed at a 41.5% rate, the income tax expense and the net income would have amounted to approximately $1,011,000 (14.0%).

Revenues. Revenues for the quarter ended April 30, 2007 (the “April 2007 quarter”) were $4.2 million, an increase of approximately $0.4 million, or 9.9%, compared to the revenues for the quarter ended April 30, 2006 (the “April 2006 quarter”). We increased our revenue notwithstanding a decline in revenue of approximately $0.6 million from a major customer following the completion of a contract with that customer. This customer significantly reduced the scope of its operations by closing one of its two facilities in Puerto Rico and reduced personnel at the second. This decrease in revenue from this customer was offset mainly by an increase of approximately $.7 million from one customer that generated revenues of $0.3 million in the April 2006 quarter.

There was an increase in revenue of $0.6, or 8.2%, in the six-month period ended April 30, 2007 (the “April 2007 period”) from the comparable six-month period of the prior year (the “April 2006 period”). Although there was a decline in revenue from the customer referred to in the preceding paragraph of approximately $1.6 million in the April 2007 period from the April 2006 period , there was an increase in revenue of approximately $1.7 from two other customers that generated $4.1 million in the April 2007 period as compared with $2.4 for the April 2006 period.

Cost of Revenues; Gross Margin. The gross margin increased from 41.3% to 43.5% during the April 2007 quarter as compared to the April 2006 quarter and from 40.8% in the April 2006 period to 41.9% in the April 2007 period. The increase in gross margin for both the April 2007 quarter and the April 2007 period was attributable to a higher proportion of independent contractors to employees, which resulted in savings in our cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $830,000 during the April 2007 quarter, an increase of $263,000, or 46.4%, from the selling, general and administrative expenses of $567,000 in the April 2006 quarter. The selling, general and administrative expenses for the April 2007 period increased by $546,000 as compared with said expenses for the April 2006 period. Such increases resulted from expenses related to an expansion of our executive staff, an increase in the monthly lease payments of our main office and to expenses of an office we opened in Pennsylvania in early January 2006. Prior to January 2006, our chief executive officer, Elizabeth Plaza, was our sole stockholder and she did not receive any salary prior to January 2006.

Interest Expense. Since January 25, 2006 and up to January 2007, we recognized approximately $125,000 quarterly reflecting imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which originated as a result of the reverse acquisition. Because of the payment of the first installment of these obligations, the quarterly imputed interest expense on the obligations to Ms. Plaza decreased to approximately $82,000.

Income Tax Expense. The income tax expense for the April 2007 quarter was $386,000, a decrease of approximately $13,000 as compared to the income tax expense for the April 2006 quarter. The decrease resulted primarily from a decrease of certain nondeductible expenses for tax return purposes.

The increase of $222,000 in the income tax expense for the April 2007 period as compared to the expense of $420,000 for the April 2006 period resulted primarily from a change in our tax status. We became a regular corporation taxpayer effective January 25, 2006. Prior to that date, we did not pay taxes pursuant to the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code, which is similar to Subchapter S of the United States Internal Revenue Code in that our taxable income was taxed to the stockholder.

Net Income. As a result of the increase in the selling, general and administrative expenses and the income tax expense, which was partially offset by an increase in gross profit, our:

•
net income for the April 2007 quarter increased to approximately $518,000, or $0.03 per share (basic) and $0.02 (diluted), an increase of approximately $43,000, or 9%, from net income of $475,000, or $0.14 per share (basic) and $0.02 per share (diluted), for the April 2006 quarter.

•
net income for the April 2007 period decreased to approximately $848,000, or $0.04 per share (basic and diluted), a decline of approximately $522,000, or 38.1%, from net income of $1,369,000, or $0.53 per share (basic) and $0.10 per share (diluted), for the April 2006 period. The basic and diluted income per share amounts were also affected by the securities issued in connection with the private placement that was completed contemporaneously with the reverse acquisition. At that time, the Company issued shares of series A preferred stock which were convertible into 15,998,800 shares of common stock. The series A preferred stock was automatically converted into the 15,998,800 shares on April 25, 2006, when the Company increased its authorized capital stock. As a result, the shares of common stock that were issued upon conversion of the series A preferred stock are included in determining diluted earnings per share from January 25, 2006 until April 24, 2006 and in determining basic earnings per share thereafter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At April 30, 2007, we had working capital of approximately $3.1 million, a decrease of $1.5 million from the working capital of $4.6 at October 31, 2006. Although we generated approximately $3.8 million from operations during the April 2007 period, this increase was offset by a payment of $2.75 million made to Elizabeth Plaza in connection with the acquisition of Plaza. At April 30, 2007, we have a $2.6 million short term and a $2.5 million long term obligations, both net of imputed interest, to Ms. Plaza for two payments of $2.75 million each due in January 2008 and 2009, respectively.

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

We are pursuing possible opportunities of expanding our operations beyond Puerto Rico. To the extent that we are able to expand our operations, either by acquisition or by the establishment of operations in a new country, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of cash flow from operations.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On April 3, 2006, we entered into an employment agreement with our chief financial officer pursuant to which we paid him an annual salary of $80,000. The agreement expired on April 3, 2007. The chief financial officer is continuing to serve in that capacity on an at-will basis.

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

Dated: June 14, 2007