Form 10QSB
period 2007-07-31
Pharma-Bio Serv, Inc.
filed 2007-09-13
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the registrant's Common Stock as of September 13, 2007 was 19,615,539.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JULY 31, 2007

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of July 31, 2007 (unaudited)	3

Consolidated Statements of Income for the three-month periods and the nine-month periods ended July 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the three-month periods and the nine-month periods ended July 31, 2007 and 2006 (unaudited)	5

Consolidated Statement of Changes in Stockholders’ Equity for the nine-month period ended July 31, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 - Controls and Procedures	27

PART II OTHER INFORMATION

Item 6 - Exhibits	28

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet (Unaudited)
As of July 31, 2007

Assets:
Current assets
Cash and cash equivalents	$3,289,081
Accounts receivable	4,532,609
Other	281,484
Total current assets	8,103,174

Property and equipment	302,161

Other assets, mainly intangible assets	152,708

Total Assets	$8,558,043

Liabilities and Stockholders' Equity:
Current liabilities
Current portion-obligations under capital leases	$41,208
Accounts payable and accrued expenses	1,196,629
Due to affiliate - current	2,659,830
Income taxes	278,539
Total current liabilities	4,176,206

Long-term liabilities
Due to affiliate	2,490,162
Obligations under capital leases, net of current portion	110,450
Total long-term liabilities	2,600,612

Total Liabilities	6,776,818

Stockholders' Equity:
Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	91,911
Retained earnings	1,687,353
Total Stockholders' Equity	1,781,225

Total Liabilities and Stockholders' Equity	$8,558,043

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income (Unaudited)
For the Three-Month Periods and the Nine-Month Periods Ended July 31, 2007 and 2006

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

REVENUES	$4,564,820	$3,216,933	$12,363,712	$10,425,818

COST OF SERVICES	2,498,940	1,833,170	7,028,345	6,099,675

GROSS PROFIT	2,065,880	1,383,763	5,335,367	4,326,143

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	775,066	621,571	2,341,323	1,640,800

INTEREST EXPENSE	88,546	128,327	302,348	262,473

INCOME BEFORE INCOME TAX	1,202,268	633,865	2,691,696	2,422,870

INCOME TAX	507,740	281,013	1,149,440	701,191

NET INCOME	$694,528	$352,852	$1,542,256	$1,721,679

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.02	$0.08	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.02	$0.07	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	19,615,539	18,315,001	19,315,415	7,878,323

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	22,067,885	22,080,034	22,092,848	16,464,964

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods and the Nine-Month Periods Ended July 31, 2007 and 2006

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$694,528	$352,852	$1,542,256	$1,721,679
Loss on disposition of property and equipment	-	-	25,661	3,664
Stock-based compensation	26,537	-	91,911	-
Depreciation and amortization	51,913	52,363	159,570	141,303
Imputed interest expense	86,302	125,304	295,031	252,520
Decrease (increase) in accounts receivable	(561,348)	(588,699)	1,223,268	(600,736)
Decrease (increase) in other assets	(66,738)	(222,685)	182,798	(508,718)
Increase (decrease) in liabilities	(219,739)	(345,727)	312,584	(349,431)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,455	(626,592)	3,833,079	660,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,090)	(6,514)	(40,170)	(97,198)
Cash acquired as part of the acquisition of Plaza	-	-	-	28,943
NET CASH USED IN INVESTING ACTIVITIES	(22,090)	(6,514)	(40,170)	(68,255)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	-	-	-	10,000,000
Payment for purchase of stock in Plaza	-	-	-	(9,900,000)
Payment for non-compete covenant	-	-	-	(100,000)
Payments on capital lease obligations	(9,815)	(9,037)	(28,863)	(26,228)
Payments to affiliate	-	(213,388)	(2,750,000)	(213,388)
Distributions	-	-	-	(749,554)
NET CASH USED IN FINANCING ACTIVITIES	(9,815)	(222,425)	(2,778,863)	(989,170)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(20,450)	(855,531)	1,014,046	(397,144)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,309,531	2,249,944	2,275,035	1,791,557

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,289,081	$1,394,413	$3,289,081	$1,394,413

PAYMENTS OF:
Income tax	$593,329	$364,063	$743,329	$728,126
Interest	$2,245	$3,023	$511,026	$9,953

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$-	$-	$1,483
Conversion of cashless exercise warrants to shares of
common stock	$-	$-	$130	$-
Application of down payment to acquisition price of
property and equipment	$-	$37,655	$-	$37,655
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (noncash distribution)	$-	$-	$-	$84,561
Income tax withheld by clients to be used as a credit in
the Company's income tax return	$-	$-	$53,573	$-
Debt incurred in the acquisition of certain assets from a
validation company	$-	$-	$-	$200,000
Debt payable to officer originated in the acquisition of
Plaza, net of $1,025,000 imputed interest	$-	$-	$-	$7,225,000

See notes to financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine-Month Period Ended July 31, 2007

					Additional
	Common Stock		Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE AT OCTOBER 31, 2006	18,315,001	$1,831	-	$-	$-	$145,227	$147,058

CASHLESS CONVERSION OF WARRANTS
TO SHARES OF COMMON STOCK	1,300,538	130	-	-	-	(130)	-

STOCK-BASED COMPENSATION					91,911		91,911

NET INCOME	-	-	-	-	-	1,542,256	1,542,256

BALANCE AT JULY 31, 2007	19,615,539	$1,961	-	$-	$91,911	$1,687,353	$1,781,225

See notes to financial statements.

PHARMA-BIO SERV, INC.
Notes to Consolidated Financial Statements (Unaudited)
For the Three-Month Periods and the Nine-Months Periods Ended July 31, 2007 and 2006

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

The unaudited interim financial statements for the three-month periods and the nine-month periods ended on July 31, 2007 and 2006 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or “not to exceed” contracts (the percentage of revenues from these contracts varies slightly from quarter to quarter but in general does not exceed 10% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. In the case of fixed-fee contracts, which mostly are short-term contracts, revenue is recognized based on the percentage that the services rendered bears to the estimated services to be performed over the contract. If the Company determines that a fixed-fee or “not to exceed” contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

In January 2004, Pharma-Bio issued warrants to purchase 1,600,000 shares at $0.06 per share. The warrants may also be converted into shares of common stock on a cashless basis under certain conditions, but on a reduced number of shares. The warrants expire on January 16, 2014. In January 2007, warrants to purchase a total of 1,350,400 shares of common stock were converted to 1,300,539 shares of common stock pursuant to the cashless exercise provisions. As of July 31, 2007, warrants to purchase 249,600 shares remain outstanding.

NOTE D - PROPERTY & EQUIPMENT

Property and equipment as of July 31, 2007 consists of:

	Useful life (years)	Amount
Vehicles	5	$221,434
Leasehold improvements	5	15,835
Computers	3	163,721
Equipment	3	119,672
Furniture and fixtures	10	68,509
Project in progress	--	4,768
Total		593,939
Less: Accumulated depreciation and amortization		(291,778)
Property and equipment, net		$302,161

NOTE E - OTHER ASSETS

At July 31, 2007, non-current other assets include the following:

Intangible assets:
Covenant not to compete	$68,333
Customer-related intangibles	70,833
Other assets	13,542
$152,708

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

All of the intangible assets were originated in January 2006, therefore, there was no amortization of intangible assets in prior periods. The amortization expense for each of the three-month periods ended July 31, 2007 and 2006 amounted to $17,500, and for the nine-month periods ended July 31, 2007 and 2006 amounted to $52,500 and $42,500, respectively.

NOTE F - INCOME TAXES

The Company's taxable income is subject to the Puerto Rico income tax at the 20% to 39% rates provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, on August 1, 2005, Puerto Rico Act No. 41 was approved, which imposes an additional 2.5% special tax to all corporations and partnerships having a net taxable income over $20,000. The Act was effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006; however, on November 10, 2006, Puerto Rico Act No. 244 was approved to impose the additional 2.5% special tax to taxable years commencing after December 31, 2004 and before January 1, 2007. Therefore, based on the present law, the Company's maximum effective tax rate will be 41.5% for its fiscal years ending on October 31, 2006 and October 31, 2007, and 39% thereafter.

The operations carried out by the Company’s subsidiary in the United States (which are presently not significant) are taxed in the United States. With certain limitations, the Company receives a credit on its Puerto Rico tax, for the federal income tax paid. Also, upon distribution of earnings by the Puerto Rican subsidiary to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings (determined at rates which are normally lower than in Puerto Rico). As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, plus 10% withholding in Puerto Rico from dividends paid to the Puerto Rican subsidiary’s parent, plus federal taxes on operations in the United States.

The Company has not recognized deferred income taxes on $1,700,856 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $170,086 tollgate tax.

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

The reasons for the difference between the income tax expense applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Theoretical income tax expense by application of statutory rates to the book pre-tax	$498,941	$263,054	$1,117,054	$1,005,491

Permanent differences:

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)	-	-	-	(358,037)

Other permanent differences	8,799	17,959	32,386	53,737

Income tax expense	$507,740	$281,013	$1,149,440	$701,191

Because Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code through January 24, 2006, its income was taxed to its stockholder through said date, and Plaza did not pay income tax. Had income tax been paid at the statutory rate, the Company’s net income would have been $1,363,642, or $0.17 per share (basic) and $0.08 per share (diluted), for the nine months ended July 31, 2006.

NOTE G - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder of Plaza and affiliate of Plaza, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company agreed to pay Ms. Plaza three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009. However, in January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one of $2,500,000 in January 2007 and the second of $250,000 in February 2007. The July 31, 2007 outstanding payments are due as follows:

Twelve months ending July 31,	Amount
2008	$2,750,000
2009	2,750,000
Total payments	5,500,000
Less: imputed interest	(350,008)
Present value of total payments	5,149,992
Less: current portion	(2,659,830)
Long-term portion	$2,490,162

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

Pursuant to the Puerto Rico Internal Revenue Code, under certain circumstances the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Plaza was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to Ms. Plaza, as the Company's sole stockholder, since Ms. Plaza was the person entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the financial statements as non-cash distributions.

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

Lease commitments

Capitalized lease obligations -As of July 31, 2007, the Company leases vehicles under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $100,076). Depreciation expense for these assets amounted to $11,072 in each of the three-month periods ended April 30, 2007 and 2006, and $33,216 and $33,733 in the nine-month period ended July 31, 2007 and 2006, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at July 31, 2007:

Twelve months ending July 31,	Amount
2008	$48,240
2009	48,240
2010	64,121
2011	3,178
Total minimum lease payments	163,779
Less: Amount of imputed interest	(12,121)
Present value of minimum lease payments	151,658
Current portion of obligation under capital leases	(41,208)
Long-term portion	$110,450

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under two different rental agreements with the following terms:
Description	Monthly Rent	Commitment Term
Headquarter offices and laboratory testing facilities	$18,750	Ending in January 2012, with one five year renewal option

Limerick office space	$1,050	Ending in July 2010

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

In June 2006, the Company entered into a lease agreement for office facilities in Limerick, Pennsylvania, at a monthly rental of $1,000. The original lease term expired on July 31, 2007; however, the lease agreement was renewed for an additional term of three years at monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 during the third year of the lease renewal term.

The Company leases certain apartments as dwellings for employees. The leases are under short term lease agreements and usually are cancelable upon 30-day notification.

Rent expense during the three-month periods ended July 31, 2007 and 2006 amounted to $69,807 and $29,086, respectively, and $158,870 and $81,786 for the nine-month periods ended July 31, 2007 and 2006, respectively.

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

Pursuant to the Plaza Agreement, all outstanding options issued by Plaza were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Plaza options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Plaza common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to the 18 former holders of Plaza options and 23 additional Plaza employees. The Company subsequently granted options to purchase other 948,724 shares to employees, independent directors and an independent contractor. The new options have a weighted average exercise price of approximately $0.76, a term of five years and are exercisable in installments. As of July 31, 2007, there were approximately outstanding options to purchase 1,229,355 shares of common stock, since some options were forfeited mainly because of employment terminations.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Three months ended	Nine months ended
	July 31, 2007	July 31, 2007
Stock-based compensation expense:
Cost of services	$9,824	$51,914
Selling, general and administrative	16,713	39,997

Stock-based compensation before tax	26,537	91,911
Income tax benefit	--	--

Net stock-based compensation expense	$26,537	$91,911

Effect on earnings per share:
Basic earnings per share	$(0.001)	$(0.005)
Diluted earnings per share	$(0.001)	$(0.004)

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in the three-month and nine-month periods ended July 31, 2006, consistent with the provisions of SFAS No. 123R, the effect on Company’s net income and earnings per share would not have been significant.

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

The fair value of each stock option granted on or after November 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

Expected dividend yield	0.0%
Expected stock price volatility	10%
Risk free interest rate	4.7%
Expected life of options	2.65 years
Weighted average fair value per share of options granted during the nine-month period ended July 31, 2007	$0.1506

As of November 1, 2006 there were outstanding options to acquire 1,348,090 shares of common stock, of which options to acquire 198,321 shares were subsequently forfeited mainly because of employment terminations. In January 2007, the Company granted options to purchase 5,000 shares of common stock to each of its three independent directors and an option to purchase 50,000 shares to its new general manager. In February 2007, the Company also granted an option to purchase 35,000 shares to an independent contractor, of which an option to purchase 14,585 shares subsequently became vested and the option to purchase the remaining 20,414 shares was forfeited. No options were exercised or expired during the nine-month period ended July 31, 2007. As of July 31, 2007, there were outstanding options to purchase 1,229,355 shares. The weighted average of the remaining contractual life of the outstanding stock options is 4 years and the weighted average exercise price is $0.7467.

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

	Three months ended July 31,		Nine months ended July 31,
Customer	2007	2006	2007	2006
GlaxoSmithKline	$1,011 (22.1%)	$1,330 (41.3%)	$3,373 (27.3%)	$3,126 (30.0%)
Schering-Plough	246 ( 5.4%)	523 (16.3%)	706 ( 5.7%)	2,620 (25.1%)
Johnson & Johnson	1,121 (24.6%)	506 (15.7%)	2,844 (23.0%)	1,094 (10.5%)
Lilly del Caribe	131 ( 2.9%)	334 (10.4%)	640 ( 5.2%)	1,118 (10.7%)
McNeil-PPC	680 (14.9%)	--	909 ( 7.4%)	--
Total	$3,189 (69.9%)	$2,693 (83.7%)	$8,472 (68.6%)	$7,958 (76.3%)

GlaxoSmithKline, Schering-Plough, Johnson & Johnson, Lilly del Caribe and McNeil-PPC had outstanding balances at July 31, 2007 representing 19.1%, 7.3%, 23.0%, 6.8% and 8.1%, respectively, of the total receivables.

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

In June 2006, Schering-Plough announced the closing of one of its two facilities in Puerto Rico and the reduction of staff in the second. The accompanying statements of operations include revenues from the closed facility as follows:

Nine Month Periods Ended July 31,	Revenues
2007	$38,739
2006	$1,785,804

The receivables at July 31, 2007 from the closed facility amounted to approximately $16,500, but the credit risk exposure on these receivables is not significant. The Company does not anticipate any problem in connection with the collection of said outstanding balance.

NOTE K - RETIREMENT PLAN

The Company has a qualified profit sharing in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three months ended July 31, 2007 and 2006 were $18,760 and $9,121, respectively. Contributions for the nine months ended July 31, 2007 and 2006 were $47,314 and $30,926, respectively.

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

We believe the most significant factors to achieving future business growth are the ability to (a) continue to provide quality value-added validation and compliance services to our clients in the Puerto Rico marketplace; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand its products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of our clients. Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that the Puerto Rico’s economic problems affect the decision of our customers and potential customers to locate in Puerto Rico or to continue or expand their existing operations, as well as the continued presence in Puerto Rico of an office of the federal Food and Drug Administration and the continuation of tax benefits available to our customers under the Puerto Rico Internal Revenue Code, which some of them are scheduled to expire at the end of 2007, although there are proposals in the Puerto Rico legislature to extend the existing benefits until a new law is drafted and approved.

Our business has been dependent upon a small number of clients. For the three-month and nine-month periods ended July 31, 2007, two customers accounted for approximately 50% of revenues. For the three-month and the nine-month periods ended July 31, 2006, one of these two customers, together with two other customers accounted for approximately 80% of revenues. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.  However, the loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. In particular, we had a contract with one of our largest customers which expired on December 31, 2005. Although this contract was divided in a number of smaller contracts and extended with termination dates varying through December 2006, the level of business has significantly declined from the prior year. In June 2006, this customer announced the closing of one of its two facilities located in Puerto Rico and a reduction of staff in the second facility. The revenues from this major customer were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Operating facility	$245,993	$200,360	$667,291	$834,582
Closed facility	-	322,881	38,739	1,785,804
Total	$245,993	$523,241	$706,030	$2,620,386

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

Period	Amount
Three months ended July 31, 2007	$830,167
Three months ended July 31, 2006	179,816
Nine months ended July 31, 2007	1,363,389
Nine months ended July 31, 2006	536,653

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

On January 25, 2006, Pharma-Bio acquired Plaza in a transaction which was accounted for as a reverse acquisition, with Plaza being deemed the accounting acquirer. Pursuant to the acquisition agreement, we paid Elizabeth Plaza, the sole stockholder of Plaza, $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, Ms. Plaza is to receive three installments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. In January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one in the amount of $2,500,000 in January 2007 and the second in the amount of $250,000 in February 2007. The second installment due in January 2008, net of imputed interest, is a current liability at July 31, 2007, and is a significant factor in the reduction in the Company's working capital, as discussed under "Liquidity and Capital Resources."

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

Our revenues are concentrated in the pharmaceutical industry in Puerto Rico. Approximately $3.1 million, or 69.9%, of the revenues in the three month period ended July 31, 2007 were generated by five customers. The same customers had an outstanding balance at July 31, 2007 representing 64.4% of the total receivables. Approximately $2.7 million, or 83.7% of revenue, for the three month period ended July 31, 2006, was generated by four of these five customers. These four customers had outstanding balances at July 31, 2006 representing 81.4% of the total receivables. We assess the financial strength of our clients and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

Retirement Plan -- We adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. We make contributions to this plan as required by the provisions of the plan document, amounting to $18,760 and $9,121 for the three month periods ended July 31, 2007 and 2006, respectively.

Stock Option Plan --During the year ended October 31, 2004, we granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which we deemed to be the fair value of our common stock. The options expired ten years from the date of grant and generally vested over a three-year period. In connection with our acquisition of Plaza, these options were cancelled and we granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and we issued options to purchase an additional 623,814 shares of common stock to employees of Plaza, including those whose options were cancelled. We have subsequently granted options to purchase other 823,724 shares to employees and options to purchase 125,000 shares to independent directors and an independent contractor. However, as of July 31, 2007, there were outstanding options to purchase 1,229,355 shares of common stock. Most of our outstanding options have an exercise price of $0.7344, a term of five years and are exercisable in installments. The average exercise price of such options is $0.75.

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

Results of Operations

The following table sets forth our statements of operations for the three-month and the nine-month periods ended July 31, 2007 and 2006, in dollars (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2007		2006		2007		2006
Revenue	$4,565	100.0%	$3,217	100.0%	$12,364	100.0%	$10,426	100.0%
Cost of services	2,499	54.7%	1,833	57.0%	7,028	56.8%	6,100	58.5%
Gross profit	2,066	45.3%	1,384	43.0%	5,336	43.2%	4,326	41.5%
Selling, general and administrative costs	775	17.0%	622	19.3%	2,341	18.9%	1,641	15.8%
Interest expense	89	2.0%	128	4.0%	303	2.5%	262	2.5%
Income before income taxes	1,202	26.3%	634	19.7%	2,692	21.8%	2,423	23.2%
Income tax expense[1]	507	11.1%	281	8.7%	1,150	9.3%	701	6.7
Net income[1]	$695	15.2%	$353	11.0%	$1,542	12.5%	$1,722	16.5%

(1)
Plaza was treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the United States Internal Revenue Code, prior to the reverse acquisition. As a result, Plaza did not pay any income tax through January 25, 2006. Since January 25, 2006, the Company has been subject to income tax in Puerto Rico. If Plaza had not been treated as an N Corporation during the nine-month period ended July 31, 2006, the Company income before income taxes would have been taxed at a 41.5% rate, the income tax expense would have been approximately $1,059,000 (10.2% of revenues) and the net income would have been $1,364,000 (13.1% of revenues).

Revenues. Revenues for the quarter ended July 31, 2007 (the “July 2007 quarter”) were $4.6 million, an increase of approximately $1.3 million, or 41.9%, compared to the revenues for the quarter ended July 31, 2006 (the “July 2006 quarter”). The increase in revenues resulted primarily from a new project in the United States, from which we generated revenue of $680,067 in the July 2007 quarter.

There was an increase in revenue of $1.9 million, or 18.6%, in the nine-month period ended July 31, 2007 (the “July 2007 period”) from the comparable nine-month period of the prior year (the “July 2006 period”). We increased our revenue notwithstanding a decline in revenue of approximately $1.9 million from a major customer following the completion of a contract with that customer. This customer significantly reduced the scope of its operations by closing one of its two facilities in Puerto Rico and reduced personnel at the second. This decrease in revenue from this customer was offset mainly by an increase of approximately $1.8 million from one customer that generated revenues of $1.1 million in the July 2006 period and by revenue amounting to $909,379 for work performed in connection with the new project referred to in the preceding paragraph.

Cost of Revenues; Gross Margin. The gross margin increased from 43.0% to 45.3% during the July 2007 quarter as compared to the July 2006 quarter and from 41.5% in the July 2006 period to 43.2% in the July 2007 period. The increase in gross margin for both the July 2007 quarter and the July 2007 period was attributable to a higher proportion of independent contractors to employees, which resulted in savings in our cost of services. The increase in gross margin was also attributable to increase in the United States operations. The billing rates in the United States are higher than the billing rates in Puerto Rico. We were able to improve our gross margins by using our Puerto Rico employees to perform service for our United States clients, notwithstanding the increased costs in relocating the employees in the United States on a temporary basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $775,000 during the July 2007 quarter, an increase of $153,000, or 24.6%, from the selling, general and administrative expenses of $622,000 in the July 2006 quarter. The selling, general and administrative expenses for the July 2007 period increased by $700,000 as compared with said expenses for the July 2006 period. Such increases resulted from expenses related to an expansion of our executive staff, an increase in the monthly lease payments of our main office and to expenses of an office we opened in Pennsylvania in early January 2006. Prior to January 2006, our chief executive officer, Elizabeth Plaza, was our sole stockholder and she did not receive any salary prior to January 2006.

Interest Expense. Since January 25, 2006 and up to January 2007, we recognized approximately $125,000 quarterly reflecting imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which incurred in connection with the reverse acquisition. Because of the payment of the first installment of these obligations, the quarterly imputed interest expense on the obligations to Ms. Plaza decreased to approximately $82,000.

Income Tax Expense. The income tax expense for the July 2007 quarter was $507,000, an increase of approximately $226,000 as compared to the income tax expense for the July 2006 quarter. The increase is in proportion with the increase in the taxable income.

The increase of $449,000 in the income tax expense for the July 2007 period as compared to the expense of $701,000 for the July 2006 period resulted primarily from a change in our tax status. We became a regular corporation taxpayer effective January 25, 2006. Prior to that date, we did not pay taxes pursuant to the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code, which is similar to Subchapter S of the United States Internal Revenue Code in that our taxable income was taxed to the stockholder. As a result, we incurred income tax in the July 2006 period only from January 25, 2006 to July 31, 2006.

Net Income. As a result of the increase in gross profit, which was partially offset by an increase in the selling, general and administrative expenses ournet income for the July 2007 quarter increased to approximately $695,000, or $0.04 per share (basic) and $0.03 (diluted), an increase of approximately $342,000, or 96.9%, from net income of $353,000, or $0.02 per share (basic and diluted), for the July 2006 quarter.

As a result of the increase in selling, general and administrative expenses and the taxation of our net income for the entire July 2007 period, our net income for the July 2007 period decreased to approximately $1,542,000, or $0.08 per share (basic) and $0.07 per share (diluted), a decline of approximately $180,000, or 10.5%, from net income of $1,722,000, or $0.22 per share (basic) and $0.10 per share (diluted), for the July 2006 period. The basic and diluted income per share were also affected by the nature of the securities issued in our private placement that was completed contemporaneously with the reverse acquisition in January 2006. At that time, we issued shares of series A preferred stock which were convertible into 15,998,800 shares of common stock. The series A preferred stock was automatically converted into the 15,998,800 shares on April 25, 2006, when we increased our authorized capital stock. As a result, the shares of common stock that were issued upon conversion of the series A preferred stock are included in determining diluted earnings per share from January 25, 2006 until April 24, 2006 and in determining basic earnings per share thereafter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At July 31, 2007, we had working capital of approximately $3.9 million, a decrease of $700,000 from the working capital of $4.6 million at October 31, 2006. Although we generated approximately $3.8 million from operations during the July 2007 period, this increase was offset by a payment of $2.75 million made to Elizabeth Plaza in connection with the acquisition of Plaza. At July 31, 2007, we have a $2.7 million short term and a $2.5 million long term obligations, both net of imputed interest, to Ms. Plaza for two payments of $2.75 million each due in January 2008 and 2009, respectively.

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

We are in the process of expanding our operations into Ireland, where we are setting up facilities to offer our services to companies in the pharmaceutical and related industries in Ireland. Present cash outlays for this expansion are not significant.

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

Dated: September 13, 2007