Form 10KSB
period 2007-10-31
Pharma-Bio Serv, Inc.
filed 2008-01-31
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended October 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-0653570
(State of Incorporation)	(I.R.S. Employer
Identification No.)

Pharma-Bio Serv Building, Industrial Zone Lot 14, Barrio Higuillar, Dorado, Puerto Rico 00646
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

Revenues for the Registrant’s most recent fiscal year: $16,204,851

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,376,500 based upon the closing sale price as quoted on the OTC Bulletin Board of $0.62 on January 24, 2008.

The number of shares outstanding of the registrant's Common Stock as of January 14, 2008 was 19,615,539.
Transitional Small Business Disclosure Format (Check one):  YES ☐ NO ☒

Documents incorporated by reference: None

PHARMA-BIO SERV, INC.
FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2007

PART I

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services. In addition, the market may not accept the Company's existing and future services, changes relating to the business of our clients, tax, economic, industry trends and other factors relating to Puerto Rico and other markets in which we do business, our ability to retain existing key management personnel, and our ability to make acquisitions and other material adverse changes affecting our operations or business may have a significant negative effect. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing and other budgets, which may in turn affect our financial position and results of operations. You should not place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-KSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this annual report. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 1 DESCRIPTION OF BUSINESS

Introduction

We are a Puerto Rico based company established by Elizabeth Plaza as a sole proprietorship in 1993 and incorporated in 1997 to offer consulting services to the pharmaceutical industry. We have successfully grown our business operation by providing quality, value-added consulting services to the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico and the United States of America.

Our mission is to become a leader in validation, regulatory compliance and technical support services, helping our clients meet the challenges of regulatory enforcement and globalization.

We assist our clients in complying with government regulations by offering a full range of consulting services in the areas relating to compliance with the regulations of the Food and Drug Administration (the “FDA”) and matters relating to the introduction of new pharmaceutical products, project management, technology transfers, validation, and training services. We provide validation, regulatory compliance and value-added consulting services as problem solving solutions to our customers in the pharmaceutical, chemical (bulk manufacturing), biotechnology and medical devices industries in Puerto Rico, the United States of America and soon in Ireland.

In addition, in 2008 we plan to launch in Puerto Rico our new microbiological testing facility incorporating the latest technology and test methodologies meeting pharmacopeia industry standards and regulations. We intend to offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries.

Our engineering and life science professionals include former quality assurance managers or directors from pharmaceutical companies, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering. Our objective is to offer a global flexible, common sense and cost effective approach to meet our clients’ needs, strategies and budget objectives.

Organization; Reverse Acquisition

Pharm-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. The corporate name was changed to Pharma-Bio Serv, Inc. in February 2006. Our executive offices are located at Pharma-Bio Serv Building, Industrial Zone Lot 14, Barrio Higuillar, Dorado, Puerto Rico 00646, (787) 278-2709. Our website is www.pharmaservpr.com. Information on our website or any other website is not part of this annual report.

On January 25, 2006, pursuant to an agreement and plan of merger among us, Plaza Acquisition Corp., Pharma-Bio Serv PR, Inc. (then known as Plaza Consulting Group, Inc. and referred to as “Pharma-PR”), and Elizabeth Plaza, the sole stockholder of Pharma-PR, Plaza Acquisition Corp. was merged into Pharma-PR, with the result that Pharma-PR became our wholly-owned subsidiary and our sole business became the business of Pharma-PR. The acquisition of Pharma-PR was accounted for as a reverse acquisition, with Pharma-PR being the accounting acquiring party. The accounting rules for reverse acquisitions require that beginning with the date of the merger, January 25, 2006, our balance sheet includes the assets and liabilities of Pharma-PR and our equity accounts were recapitalized to reflect the net equity of Pharma-Bio. In addition, our historical operating results will be the operating results of Pharma-PR. This transaction is referred to in this annual report as the reverse acquisition.

References to “we,” “us,” “our” and similar words refer to Pharma-Bio, commencing with the acquisition of Pharma-PR and the consummation of the private placement which occurred contemporaneously with the acquisition.

Risk Factors

Risks That Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, any changes in that industry could impair our ability to generate business.

Since most of our business is performed in Puerto Rico for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and profit would be impaired by factors in Puerto Rico for example changes in taxes, or regulatory, tax, political or economic conditions which discourage these businesses from operating in Puerto Rico and changes in U.S. government regulations which affect the need for services such as those provided by Pharma-PR.

Since our business is dependent the development and enhancement of patented pharmaceutical products or processes, the failure of our clients to obtain and maintain patents could impair our business.

Companies in the pharmaceutical industry are highly dependent on their ability to obtain and maintain patents for their products or processes. We are aware of some pharmaceutical companies with operations in Puerto Rico whose patents rights may expire in the near future. The inability to obtain new patents and the expiration of active patents may reduce the need for our services and thereby impair our ability to operate profitably.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2007 and 2006, a very small number of clients accounted for a disproportionately large percentage of our revenue. For the year ended October 31, 2007, five customers accounted for approximately 66.7% of revenue. For the year ended October 31, 2006, four customers accounted for approximately 73.0% of revenue. The loss of, or significant reduction in, the scope of work performed for any major customer could impair our ability to operate profitably. We cannot assure we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any decline in revenue.

We may be unable to pass on increased labor costs to our clients.

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

Our cash requirements include payments totaling $5.5 million due to Elizabeth Plaza, which may impair our ability to develop our business.

Pursuant to the merger agreement, we were required to make three payments, each in the amount of $2.75 million, on January 25, 2007, 2008, and 2009. These payments are not contingent upon our earnings, earnings before interest, taxes, depreciation and amortization or any other financial criteria. Although we have the resources to make the January 2008 payment, we may not have resources, other than from our operations, from which to make the payment due in January 2009. We cannot assure you that we will have available cash from which we can make these payments and, even if we do have the available cash, our growth may be impaired if we use our cash for that purpose.

Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

Because government regulations affect all aspects of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries, including regulations relating to the testing and manufacturing of pharmaceutical products and the disposal of materials which are or may be considered toxic, any change in government regulations could have a profound effect upon not only these companies but companies, such as ours, that provide services to these industries. If we are not able to adapt and provide necessary services to meet the requirements of these companies in response to changes in government regulations, our ability to generate business may be impaired.

The willingness of companies in the pharmaceutical and related industries to conduct business in Puerto Rico could significantly impair our business by reducing the need for our services.

Since our business is conducted mainly in Puerto Rico, our ability to generate revenue and income is dependent upon the willingness of our clients and potential clients to maintain or increase their operations in Puerto Rico. Our clients may consider factors such as tax benefits, Puerto Rico’s economy and other economic factors.

Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

Until 1996, the Internal Revenue Code provided certain tax benefits to pharmaceutical companies operating in Puerto Rico by enabling their Puerto Rico operations to operate free from federal income taxes. Partly as a result of the tax benefits, numerous pharmaceutical companies established facilities in Puerto Rico. In 1996, this tax benefit was eliminated, although companies that had facilities in Puerto Rico could continue to receive these benefits for ten years, at which time the benefits were set to expire. Although some tax benefits remain, the change in the tax law may affect the willingness of pharmaceutical companies to continue or to expand their Puerto Rico operations, and we are aware of at least one pharmaceutical company that has decided to close its Puerto Rico operations as a result of the change in the tax laws. To the extent that pharmaceutical companies choose to develop and manufacture products outside of Puerto Rico, our ability to generate new business may be impaired.

Puerto Rico’s economy, including its 2006 governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

As a result of Puerto Rico’s 2006 governmental financial crisis, which resulted in the closing of government offices, businesses may be reluctant to commence or expand their operations in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the high price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. To the extent that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, the market for our services may decline.

Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.

Companies in the pharmaceutical and related industries for which we perform service are subject to economic pressures which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in Puerto Rico. These companies consider a wide range of factors in making such a decision, and may be influences by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, to tax, regulatory and political considerations and many other factors. We can not assure you that our customers and potential customers will not make extensive reductions or terminate their operations in Puerto Rico entirely, which could significantly impair our ability to generate revenue.

If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

Our services either require us to develop intellectual property for clients or provide our personnel with access to our clients’ intellectual property. Because of the highly competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries and the sensitivity of our clients’ intellectual property rights, our ability to generate business would be impaired if we fail to protect those rights. Although all of our employees and contractors are required to sign non-disclosure agreements, any disclosure of a client’s intellectual property by an employee or contractor may subject us to litigation and may impair our ability to generate business either from the affected client or other potential clients. In addition, we are required to enter into confidentiality agreements and our failure to protect the confidential information of our clients may impair our business relationship.

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

We may be held liable for the actions of our employees or contractors when on assignment.

We may be exposed to liability for actions taken by our employees or contractors while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees or contractors being on assignment.

To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

Some of our revenue is derived from fixed price contracts. Our costs of services may exceed revenue of these contracts if we do not accurately estimate the time and complexity of an engagement. Further, we are seeking contracts by which our compensation is based on specified performance objectives, such as the realization of cost savings, quality improvements or other performance objectives. Our failure to achieve these objectives would reduce our revenue and could impair our ability to operate profitably.

Our profit margin is largely a function of the rates we are able to charge and collect for our services and the utilization rate of our professionals. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	Our clients’ perception of our ability to add value through our services;

•	Our ability to complete projects on time;

•	Pricing policies of competitors;

•	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

•	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

•	Seasonal trends, primarily as a result of our hiring cycle;

•	Our ability to move employees and contractors from completed projects to new engagements; and

•	Our ability to manage attrition of our employees and contractors.

Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

Subject to cancellation fees, most of our contracts can be terminated by our clients with short notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, and the client may terminate, cancel or delay any engagement or the project for which we are engaged, at any time and on short notice. As a result, we need to develop new business on an ongoing basis. Since our operations are heavily concentrated on companies operating in Puerto Rico and, to a lesser extent, Puerto Rico businesses that operate elsewhere, the termination, cancellation, expiration or delay of contracts could have a significant impact on our ability to operate profitably.

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

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. The loss of the services of Ms. Plaza could have a material adverse effect on the development and success of our business. We entered into a new employment agreement with Ms. Plaza, to continue under her current position and responsibilities through December 31, 2008, and as a consultant thereafter, In December 2007 we contracted a new chief operating officer as part of Ms. Plaza’s succession plan. Although we have contracts with Ms. Plaza and the new chief operating officer, these agreements do not guarantee that they will continue to serve in their respective capacities. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico.

An important part of our growth strategy is both to acquire other businesses which can increase the range of services and products that we can offer and to establish offices in locales where we do not presently operate, either by acquisition or by internal growth. If we fail to make any acquisitions or otherwise expand our business, our future growth may be limited. We have recently entered into the Ireland market through a newly formed 80%-owned subsidiary. The success of the operation is dependent, among others, on such factors as regulatory, tax, political or economic conditions, our abilities to penetrate the market, hire qualified personnel in a timely manner, obtain and maintain reasonable labor costs, generate service revenue volume and profitable margins. As of the date of this report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

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

If we make acquisitions or establish operations in locales outside of Puerto Rico, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the potential loss of contracts from clients of acquired companies.

•	the difficulty of maintaining profitability due to increased labor and expenses from acquired company.

•	difficulties in complying with regulations in other countries that relate to both the pharmaceutical or other industries to which we provide services as well as our own operations;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	Seasonality, including number of workdays and holiday and summer vacations;

•	The business decisions of clients regarding the use of our services;

•	Periodic differences between clients’ estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

•	The stage of completion of existing projects and/or their termination;

•	Our ability to move employees quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

•	The introduction of new services by us or our competitors;

•	Changes in pricing policies by us or our competitors;

•	Our ability to manage costs, including personnel costs, support-services costs and severance costs;

•	Acquisition and integration costs related to possible acquisitions of other businesses;

•	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

•	Global economic and political conditions and related risks, including acts of terrorism.

Because of our cash requirements, we may be unable to pay dividends.

Except for payments to Elizabeth Plaza during the period when she was our sole stockholder, including $8.0 million paid in the year ended October 31, 2005, we have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business and to pay the deferred payments of $5.5 million owed to Elizabeth Plaza, and we may never pay cash dividends.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Commission and others, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. Furthermore, commencing with our current fiscal year, which ends October 31, 2008, we will be required to have a more formal and documented internal control structure in place. We may incur significant expenses during the year to enable us to take steps that are necessary in order to establish the required internal controls.

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

In January 2006, we acquired certain assets for a purchase price of $300,000. The acquired assets include a client list and a validation compliance service business in the United States market. The purchase price was paid in three installments of $100,000. We have also hired nine former employees of that business.

We have recently entered into the Ireland market through the formation of an 80%- owned subsidiary. We intend to provide the Ireland market the same services we are currently providing in the Puerto Rico and United States markets.

Business Strategy and Objectives

We are actively pursuing new markets as part of our growth strategy. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and United States which provides us access to affiliated companies in other markets. We see opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility.

As part of our growing strategy and our plans to globalize and enter in new markets, we have invested on our infrastructure to support our expansion plans. We expect to invest approximately $1 million in equipment and improvements for a new microbiological testing lab which is scheduled to open in early 2008. We invested approximately $265,000 during the year ended October 31, 2007 and we will be investing the balance during the year ended October 31, 2008. In addition, in fiscal year 2007 we strengthened our executive staff to support our new laboratory facility, our market expansions in the United States, and most recently, Europe. We have also moved our headquarters to new facilities that will house our microbiology testing laboratory, our new customer-specialized training facilities, and our operational and administrative offices.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follow:

•
Continue growth in consulting services in each technical service, quality assurance, regulatory compliance, validation, engineering, laboratory testing and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

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

Technical Consulting Services

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in Puerto Rico. These services include regulatory compliance, validation, technology transfer, engineering, safety and environmental, training, project management and process support. We have approximately 25 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies in Puerto Rico. We attend exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

Marketing

We conduct our marketing activities primarily within the local Puerto Rico and, to a lesser extent, the United States and other marketplaces. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

Principal Customers

Three customers accounted for 10% or more of our revenue during the year ended October 31, 2007, while four accounted for more than 10% of our revenue during the year ended October 31, 2006. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.

Subsequent to October 31, 2007 one of the major customers, which represented 23% of the Company’s 2007 revenues, announced its plans to close its Puerto Rico operations during 2008. As of October 31, 2007, the outstanding balance of this customer represented 5% of total accounts receivable. Management considers the amount to be fully collectible. Although past performance is no indication of future performance, in the past, in the ordinary course of business, the Company has been successful substituting customer losses by adding new customers or projects to its base.

Competition

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because the technical professional aspects of our business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico, United States and Ireland markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Our competitors for validation and compliance consulting services consist of large public and private companies such as Fluor Corporation, Foster Wheeler Corp., Siemens, Skanska Pharmaceutical, and Washington Group International, as well as smaller validation companies located in Puerto Rico, mainland United States and Ireland.  Although we are the largest validation consulting firm in Puerto Rico, as measured by number of professionals dedicated to providing validation and compliance consulting services in Puerto Rico, these companies, which offer consulting services similar to those we offer, have significantly more resources than we have and may have relationships with pharmaceutical, biotechnology and chemical manufacturing companies in the United States or in other parts of the world.

Competition for validation and consulting services is based primarily on reputation, track record, experience, quality of service and price. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (15 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have presence in the markets we are pursuing.

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

Personnel

We currently employ 14 administrative and technical staff employees and approximately 145 technical personnel who provide consulting services to our clients. Most of our technical personnel are employees, although we do engage independent consultants on a contract basis. In general, when we subcontract independent consultants, it is for specific projects where we do not expect to require their services on a long-term basis. If we see a longer term requirement, we may replace the independent consultants with our own employees, or extend the contracts to the independent contractor as the need and availability dictates. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our subsidiary, Pharma-PR, was recognized and awarded by Hewitt Associates, 8th place as one of the “Puerto Rico 20 best employers” in 2006.

ITEM 2 DESCRIPTION OF PROPERTY

In February 2007, we and Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, rescinded our old facilities lease agreement and entered into a new agreement for our new main resource facilities. These facilities will house our microbiology testing laboratory to open in 2008, our new customer-specialized training facilities and, our operational and administrative offices. The agreement is for a five year term, with initial monthly payments of $18,750, which will increase by 5% annually. The new agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provides a five year renewal option.

We also lease office space in Limerick, Pennsylvania. The lease was renewed on July 31, 2007 for a term of three years at a monthly rental of $1,050 during the first year, $1,100 during the second year, and $1,150 for the third year. The agreement may be terminated earlier by giving a prior 90 days written notice.

Our Ireland start-up office facilities are located in Cork, Ireland. Currently, the facilities are under a month-to-month lease with monthly payments of approximately $750.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to December 4, 2006, there was no market for our common stock. Since December 4, 2006, our common stock has been traded on the OTC Bulletin Board under the symbol PBSV. The following table sets forth, the reported high and low closing bid quotations for our common stock by fiscal quarters through January 23, 2008. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ending	High Bid	Low Bid
January 31, 2007 (from December 4, 2006)	1.68	0.49
April 30, 2007	1.05	0.52
July 31, 2007	0.67	0.43
October 31, 2007	1.15	0.56
January 31, 2008 ((through January 23, 2008)	0.99	0.51

On January 24, 2008, the closing bid price of our common stock was $0.62.

As of December 31, 2007, we had approximately 85 record holders of our common stock.

Prior to the reverse acquisition, we were taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of our income was taxed to our then sole stockholder, Elizabeth Plaza. While we were taxed as an N Corporation we made distributions to Ms. Plaza, including approximately $834,000 during the year ended October 31, 2006. Other than the distributions to Ms. Plaza which were made during the period that we were an N Corporation, we did not pay dividends on our common stock. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which shares of our common stock may be issued as of October 31, 2007.
Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,199,355	$0.7496	1,300,645
Equity compensation plans not approved by security holders	3,939,892	$0.3065	16,500

The shares of common stock issuable pursuant to the equity plan that was approved by stockholders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006.

The equity compensation plans not approved by security holders are (i) warrants to purchase 1,439,892 which were issued to brokers in connection with the January 2006 private placement, (ii) warrants to purchase 2,500,000 shares of common stock issued to San Juan Holdings for services relating to the acquisition of Pharma-PR, and (iii) approximately 16,500 shares of common stock issuable to employees.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this prospectus. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

We are a validation and compliance consulting service firm with a base in Puerto Rico, servicing the Puerto Rico and, to a lesser extent, the United States and other markets. The validation and compliance consulting service market in Puerto Rico and the United States consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance and validation consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices and allied products companies in Puerto Rico, the United States and Europe through their Puerto Rico operations. Our staff includes more than 145 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and well-trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

We believe the most significant factors to achieving future business growth are our ability to (a) continue to provide quality value-added validation and compliance services to our clients; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand our products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Latin America and Europe in order to respond to the international validation and compliance demands of our clients.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2007 and 2006, a very small number of clients accounted for a disproportionately large percentage of our revenue. For the year ended October 31, 2007, five customers accounted for approximately 66.7% of revenue. For the year ended October 31, 2006, four customers accounted for approximately 73.0% of revenue. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.  However, the loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably.

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

On January 9, 2006, we acquired, for $300,000, from the individual who was our executive vice president and chief operating officer during February and March 2006, certain assets of Integrated Validation Service, a United States-based business that performs consulting services for the pharmaceutical and biotech industries. These assets include a client list and the validation compliance service business that was operated by that individual. The purchase price was paid in three installments, each in the amount of $100,000. We also hired nine former employees of the business. This acquisition was made pursuant to our strategy to expand our operations beyond Puerto Rico with a view to lessening our dependence upon a small number of Puerto Rico pharmaceutical companies. Revenues from our United States operations for the years ended October 31, 2007 and 2006 were approximately $2,322,000 and $678,000, respectively.

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

On January 25, 2006, we acquired Pharma-PR in a transaction which was accounted for as a reverse acquisition, with Pharma-PR being deemed the accounting acquirer. Pursuant to the acquisition agreement, we paid Elizabeth Plaza, the sole stockholder of Pharma-PR, $10,000,000 plus 1,150,000 shares of our common stock. In addition, Ms. Plaza was to receive three payments, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. During fiscal year ended October 31, 2007 we made the first payment. The second payment, net of imputed interest, is a current liability at October 31, 2007. In 2006 we also paid Ms. Plaza $88,161 because Pharma-PR’s net tangible book value exceeded $5,500,000 and $125,227 to reimburse Ms. Plaza for taxes which she paid personally on our income during the period December 1, 2005 to January 24, 2006. See “Item 12. Certain Relationships and Related Transactions.”

As a result of the reverse acquisition that closed on January 25, 2006, Pharma-PR is treated as the accounting acquirer and the results of operations for periods prior to January 25, 2006 reflect only the operations of Pharma-PR.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. We believe the following are the critical accounting policies that impact the consolidated financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

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

Income Taxes - In Puerto Rico we elected from our inception until January 25, 2006, to be covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the “Puerto Rico Code”), which is similar to Subchapter S of the Internal Revenue Code in that we paid no income taxes since the taxable income was taxed to our stockholder. Under the provisions of the Puerto Rico Code, we paid the Puerto Rico Secretary of Treasury, on behalf of its stockholder, an amount equal to 33% of our taxable income. These payments, and any income tax withheld, are included in the amount of distributions to stockholder in our consolidated financial statements.

Commencing with the acquisition of Pharma-PR on January 25, 2006, we are taxed based on our taxable income under the applicable provisions of the Puerto Rico Code and the Internal Revenue Code. The consolidated financial statements for the years ended October 31, 2007 and 2006 reflect a provision for income taxes based on the applicable provisions of the Puerto Rico Code, since the income was earned by the Puerto Rico subsidiary.

Concentration of credit risk - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalent deposits and trade accounts receivable. We maintain our cash deposits in a FDIC insured bank and in a money market obligations trust registered under the US Investment Company Act of 1940, as amended. Our deposit balances frequently exceed federally insured limits; however, no losses have been experienced on these accounts.

Our revenues are concentrated in the pharmaceutical industry in Puerto Rico. Approximately $10.8 million, or 66.7%, of the revenues in the year ended October 31, 2007 were generated by five customers. These customers had an outstanding balance at October 31, 2007 representing 45.0% of the total receivables. Approximately $10.3 million, or 73.0% of revenue, for the year ended October 31, 2006, was generated by four of these customers. These four customers had outstanding balances at October 31, 2006 representing 73% of the total receivables. We assess the financial strength of our clients and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

Retirement Plan - We adopted a qualified profit sharing plan in January 2002 (amended on November 30, 2003) in accordance with the applicable provisions of the Puerto Rico Code, for employees who meet certain age and service period requirements. We make contributions to this plan as required by the provisions of the plan document, amounting to $69,595 and $40,439 for the years ended October 31, 2007 and 2006, respectively.

Stock Option Plan - During the year ended October 31, 2004, we granted stock options with an exercise price equal to the book value of the common stock as of October 31, 2003, which we deemed to be the fair value of our common stock. The options were to expire ten years from the date of grant and generally vested over a three-year period. In connection with our acquisition of Pharma-PR, these options were cancelled and we granted the option holders options to purchase an aggregate of 776,186 shares of common stock in respect of the cancelled options and we issued options to purchase an additional 623,814 shares of common stock to employees of Pharma-PR, including those whose options were cancelled. In addition, options to purchase 75,000 shares of common stock were granted to our directors pursuant to a provision of the plan that provided for the automatic grant of an option to purchase 25,000 shares upon the initial election of an independent director. We have subsequently granted options to purchase another 473,724 shares to employees and independent directors. As of October 31, 2006, there were approximately 1,348,090 outstanding options, since some options expired because of certain employment terminations.

As of November 1, 2006 there were outstanding options to acquire 1,348,090 shares of common stock, of which options, with a weighted-average exercise price of $0.7344, to acquire 228,320 shares terminated unexercised. In January 2007, the Company granted options to purchase 5,000 shares of common stock to each of its three independent directors and an option to purchase 50,000 shares to its new general manager. In February 2007, the Company also granted an option to purchase 35,000 shares to an independent contractor, of which an option to purchase 14,585 shares subsequently became vested and the option to purchase the remaining 20,414 shares was forfeited. No options were exercised or expired during the year ended October 31, 2007. As of October 31, 2007, there were outstanding options to purchase 1,199,355 shares. The weighted average of the remaining contractual life of the outstanding stock options is 3 years and the weighted average exercise price is $0.7496.

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

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Operations - The functional currency of our foreign subsidiary is its local currency. The assets and liabilities of our foreign subsidiary are translated into United States dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the United States dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income. For the year ended October 31, 2007, the only foreign operations were in Ireland, where the functional currency is the Euro.

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from the international subsidiary for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The implementation of this Statement will have no significant effect on our financial statements.

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

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2007 and 2006, (dollars in thousands) and as a percentage of revenue:

	Years Ended October 31,
	2007		2006
Revenue	$16,205	100.0%	$14,184	100.0%
Cost of revenue	9,381	57.9%	8,116	57.2%
Gross profit	6,824	42.1%	6,068	42.8%
Selling, general and administrative costs	3,176	19,6%	2,226	15.7%
Interest expense	392	2.4%	393	2.8%
Interest income	107	0.6%	49	0.3%
Loss on disposition of property	26	0.1%	4	0.0%
Income before income taxes	3,337	20.6%	3,495	24.6%
Income tax expense [1]	1,436	8.9%	1,160	8.2%
Net income [1]	1,901	11.7%	2,335	16.4%

(1)
We were treated as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to an S Corporation under the Internal Revenue Code, prior to the reverse acquisition. As a result, we did not pay any income tax through January 25, 2006. Subsequently, we have been subject to income tax in Puerto Rico. If we had not been treated as an N Corporation during a portion of the fiscal year ended October 31, 2006, our income before income taxes would have been taxed at rates ranging from 39% to 41.5%. The following table shows the income before income taxes, pro forma income taxes and pro forma net income in dollars (dollars in thousands) and as a percentage of revenue:

	Years Ended October 31,
	2007		2006
Income before income taxes (actual for 2007 and 2006)	$3,337	20.6%	$3,495	24.6%
Income tax expense (2007 actual , 2006 pro-forma)	1,436	8.9%	1,518	10.7%
Net income (2007 actual , 2006 pro-forma)	$1,901	11.7%	$1,977	13.9%

Revenues. Revenues for the year ended October 31, 2007 were $16.2 million, an increase of $2 million, or 14%, from the revenue of $14.2 million in the prior year. The increase is mainly attributable to a project in the United States market which generated $1.6 million and other projects attributable to the Puerto Rico market.

Cost of revenues; gross margin. Our gross margin decreased from 42.8% to 42.1% during the year ended October 31, 2007 as compared to the prior year. The decrease of 0.7 percentage points is mainly attributable to the value of the options granted to our employees and consultants which impacted our professional personnel benefits for an amount of approximately 0.4 percentage points of revenues.

Selling, General and Administrative Expenses. Total expenses were approximately $3.2 million during the year ended October 31, 2007, an increase of approximately $950,000, or 42.7%, from the prior year. Such increase resulted mainly from expenses related to the expansion of our executive staff with the resulting increase in executive compensation, the increase in the monthly lease payments of our main resources facility, and development expenses incurred for our new microbiology laboratory. In addition, during fiscal 2006, from November 1, 2005 through January 24, 2006, when we completed the reverse acquisition, we were taxed as an N Corporation under the Puerto Rico Code, with the result that all of our taxable income was taxed directly to Ms. Plaza, as the sole stockholder of Pharma-PR. During this period, we did not accrue any compensation to Ms. Plaza.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations to Ms. Plaza which originated as a result of the reverse acquisition. This expense will decrease as annual payments are made.

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

 Net Income . As a result of the increase in selling, general and administrative expenses and the taxation of our net income for the entire year ended 2007, our net income for the year ended October 2007 decreased to approximately $1,901,000, or $0.10 per share (basic) and $0.09 per share (diluted), a decline of approximately $434,000, or 18.6%, from net income of $2,335,000, or $0.22 per share (basic) and $0.13 per share (diluted), for the year ended October 2006.

In fiscal year 2006 the basic and diluted income per share were also affected by the nature of the securities issued in our private placement that was completed contemporaneously with the reverse acquisition in January 2006. At that time, we issued shares of series A preferred stock which were convertible into 15,998,800 shares of common stock. The series A preferred stock was automatically converted into the 15,998,800 shares on April 25, 2006, when we increased our authorized capital stock. As a result, the shares of common stock that were issued upon conversion of the series A preferred stock are included in determining diluted earnings per share from January 25, 2006 until April 24, 2006 and in determining basic earnings per share thereafter.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At October 31, 2007, we had working capital of approximately $3.9 million, a decrease of approximately $0.7 million from the working capital at October 31, 2006 of approximately $4.6 million. Although we generated approximately $5.6 million from operations during the year ended October 31, 2007, this increase was offset by a payment of $2.75 million to Elizabeth Plaza in connection with the acquisition of Pharma-PR. We also have obligations to Ms. Plaza for two payments of $2.75 million each due in January 2008 and 2009.

We are pursuing possible opportunities of expanding our operations beyond Puerto Rico. To the extent that we are able to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of cash flow from operations.

We are in the process of expanding our operations into Ireland, where we are setting up facilities to offer our services to companies in the pharmaceutical and related industries in Ireland. Present cash outlays for this expansion are not significant.

Our primary cash needs consist of payment of compensation to our professional staff, overhead expenses and payments due to Ms. Plaza pursuant to the terms of the acquisition of Pharma-PR. In addition, since January 25, 2006, we have been subject to income tax in Puerto Rico. Our taxable income in Puerto Rico was taxed at rates ranging from 39% to 41.5% of taxable income. Beginning in fiscal year 2008 our taxable income in Puerto Rico could be taxed to a maximum rate of 39%.

Management believes that based on current levels of operations and anticipated growth and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay Ms. Plaza pursuant to the agreement relating to the acquisition of Pharma-PR, for the next twelve months.

While uncertainties relating to competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

Pharma-Bio was not involved in any significant off-balance sheet arrangement during the fiscal year ended October 31, 2007.

ITEM 7 FINANCIAL STATEMENTS

The financial statements begin on page F-1.

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

During the period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B OTHER INFORMATION

On January 2, 2008, we entered into an agreement with Elizabeth Plaza, amending her employment agreement to provide that her executive term would be extended until December 31, 2008 and thereafter she would continue as a consultant under terms to be negotiated. Except for this amendment, Ms. Plaza’s employment agreement is unchanged.

In December 2007 we entered into an employment agreement with Juan P Gutierrez, who serves as our chief operating officer, commencing January 15, 2008. Pursuant to his agreement he will receive an annual salary of $225,000, stock options to purchase 100,000 shares of our stock, a discretionary bonus and the use of a Company provided car.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Elizabeth Plaza	43	President, chairman of the board and director
Nélida Plaza	39	Vice president and secretary
Pedro J Lasanta	48	Chief financial officer and vice president - finance and administration
Dov Perlysky	44	Director
Kirk Michel[1]	52	Director
Howard Spindel[1]	62	Director
Irving Wiesen[1]	52	Director

1	Member of the audit and compensation committees.

Elizabeth Plaza has been president and sole director of Pharma-PR since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president and chief executive officer since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 Executive of the Year (Metropolitan-West Region). Ms. Plaza is a licensed pharmacist.

Nélida Plaza has been vice president of operations of Pharma-PR since January 2004 and has been our vice president and secretary since January 25, 2006. In July 2000, Ms. Plaza joined Pharma-PR as a project management consultant. Prior thereto, she was a unit operations leader and safety manager at E.I. DuPont De Nemours where she was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

Pedro J Lasanta has been our chief financial officer and vice president - finance and administration since November 2007. Mr. Lasanta is a certified public accountant. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Co He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.

Dov Perlysky had been our president, has been a director since 2004 and has been the managing member of Nesher, LLC a private investment firm since 2000. On January 25, 2006, in connection with the reverse acquisition, Mr. Perlysky resigned as president and became a consultant to us. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund.

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

Irving Wiesen, a director since January 25, 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for more than twenty-five years. For more than the past five years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of FDA regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature from Columbia University and a B.A., cum laude, from Yeshiva University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the following officers, directors and 10% stockholders were late in filing a Form 3 or 4 during 2007: Howard Spindel, Irving Wiesen W. Kirk Michel did not timely file Form 4s for transactions that occurred on January 3, 2007. The Form 4’s were filed on January 9, 2007. Dov Perlysky did not timely file a Form 4 for transactions that occurred on 12/19/06. The Form 4 was subsequently filed on January 28, 2007. Barron Partners, L.P. failed to timely file a Form 4 for transactions that occurred on January 24, 2007, the form was subsequently filed on February 8, 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to all its senior management and directors.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is information for our chief executive officer and the only other officer whose total compensation exceeded $100,000 for the fiscal year ended October 31, 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)		All Other Compensation	Total
Elizabeth Plaza, president and chief executive officer	2007 2006	$250,000 173,378	-- --	$	-- --	$24,828 34,423	$274,828 207,801
Nélida Plaza, vice president	2007 2006	150,000 130,120	-- --		-- 78,873	11,592 17,094	161,592 226,087

Prior to the reverse acquisition, Pharma-PR, which was then wholly owned by Elizabeth Plaza, had granted Nélida Plaza an option to purchase 500 shares of its common stock at an exercise price of $138.19 per share. At the consummation of the reverse merger in January 2006, we granted Ms. Nélida Plaza options to purchase 131,455 shares of common stock at an exercise price of $0.7344 per share, the fair market value on the date of grant, of which an option to purchase 94,083 shares of our common stock was issued to replace options granted prior to the reverse acquisition.

No bonuses were paid to any of the officers and no stock or other equity compensation was provided to any of the officers during the years ended October 31, 2007 and 2006.

Other compensation for Elizabeth Plaza in fiscal year 2007 and 2006 includes Ms. Plaza’s automobile allowance pursuant her employment agreement. In addition, in fiscal year 2006, other compensation also includes personal expenses incurred prior to January 25, 2006 when she was the sole stockholder of Pharma-PR.

Other compensation paid to Nélida Plaza includes the following:

	Years Ended October 31,
Description	2007	2006
Housing	$—	$4,428
Life insurance	—	2,005
Automobile allowance, including lease payment	11,592	10,660
	$11,592	$17,093

Payments for housing and life insurance were discontinued after December 31, 2005.

Prior to the reverse acquisition, Pharma-PR was taxed as a Subchapter N corporation under the Puerto Rico tax law, which is similar to treatment as an S Corporation under the Internal Revenue Code. As a result, Elizabeth Plaza was taxed on Pharma-PR’s income. Up to December 2005, we did not pay Elizabeth Plaza any salary. We made distributions to Ms. Plaza in the amount of $834,000 for the year ended October 31, 2006 and approximately $8.0 million for the year ended October 31, 2005.

As a result of our acquisition of Pharma-PR, Pharma-PR’s status as a Subchapter N corporation terminated on January 25, 2006, the date of our acquisition of Pharma-PR. Ms. Plaza is responsible for any taxes which are payable as a result of the Pharma-PR’s loss of its Subchapter N status under the Puerto Rico tax laws. However, we, and not Ms. Plaza, are responsible for any taxes on the Pharma-PR’s taxable income during the period from the December 1, 2005 to January 24, 2006, which amounted to $125,227, and was paid on June 15, 2006.

Employment Agreements

On January 25, 2006, we entered into employment agreements with Elizabeth Plaza and Nélida Plaza. Our agreement with Elizabeth Plaza, as extended to December 31, 2008 provides that Ms. Plaza will serve as our president and chief executive officer for which she will receive a salary at the annual rate of $250,000. The Company will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by our compensation committee, except that her bonus shall not be less than 4% or more than 50% of her salary. If we terminate Ms. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since the bonus is discretionary, with a minimum bonus of 4% of Ms. Plaza’s salary, unless the compensation committee shall have provided for a greater bonus prior to the termination of Ms. Plaza’s employment without cause, Ms. Plaza would not be entitled to a bonus greater than $10,000, which is 4% of $250,000, the amount of the bonus to be based on the remaining employment term. Upon termination of the agreement Ms. Plaza will serve as a consultant under terms to be negotiated.

Our agreement with Nélida Plaza provides that Ms. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She is also entitled to bonus compensation as is determined by the compensation committee, not to exceed 50% of her salary. We also agreed to make the lease payments on the automobile she currently leases. Such payments are at the annual rate of approximately $11,592. If we terminate Ms. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza her compensation for the balance of the term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since Ms. Plaza’s employment contract provides for a discretionary bonus, unless the compensation committee shall have provided for a bonus to Ms. Plaza prior to the termination of her employment without cause, Ms. Plaza would not be entitled to any bonus payment.

The employment agreements with both Elizabeth Plaza and Nélida Plaza provide that during the term of the agreement and for two years thereafter, the executive will not, directly or indirectly engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employ.

On November 5, 2007 we entered into an employment agreement with Pedro Lasanta, our chief financial officer, pursuant to which we pay Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. The agreement has a one-year term, which we may extend subject to the approval of the president and chief executive officer and the audit committee. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employ.

In December 2007 we entered into an employment agreement with Juan P Gutierrez, who serves as our chief operating officer, commencing January 15, 2008. Pursuant to his agreement he will receive an annual salary of $225,000, stock options to purchase 100,000 shares of our stock, a discretionary bonus and the use of a Company provided car.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as to shares of common stock beneficially owned as of December 31, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Elizabeth Plaza Sardinera Beach Building, Suite 2 Marginal Costa de Oro Dorado, Puerto Rico 00646	1,150,000	5.0%
Dov Perlysky 445 Central Avenue, Suite 305 Cedarhurst, New York 11516	1,164,554	5.0%
Kirk Michel	533,706	2.3%
Howard Spindel	30,000	*
Irving Wiesen	30,000	*
All officers and directors as a group (five individuals owning stock)	2,908,260	12.6%
San Juan Holdings, Inc.(2) MCS Plaza, Suite #305 255 Ponce de León Ave. Hato Rey, PR 00917	4,886,443	21.1%
Cede & Co	4,243,619	18.3%
Venturetek LP(1) 370 Lexington Avenue New York, NY 10017	3,132,932	13.5%
Barron Partners LP(3) 730 Fifth Avenue New York, NY 10019	2,537,574	10.9%
_______________
*	Less than 1%.

(1)
Mr. David Selengut, the manager of TaurusMax LLC, which is the general partner of Venturetek, LP. has sole voting and dispositive power over the shares beneficially owned by Venturetek. The shares beneficially owned by Venturetek do not include 200 shares of common stock held by Mr. Selengut and 200 shares held by Mr. Selengut’s wife. Mr. Selengut disclaims beneficial ownership of the shares held by his wife.

(2)	Messrs. Ramon Dominguez and Addison M. Levi III have voting and dispositive power over the shares beneficially owned by San Juan Holdings, Inc.
(3)	Mr. Andrew B. Worden, president of the general partner of Barron Partners, has sole voting and dispositive power over the shares beneficially owned by Barron Partners.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or conversion of currently convertible securities which are exercisable or convertible within 60 days of December 31, 2007. The beneficial ownership of each person named is determined in accordance with the rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Under these rules, a person is deemed to beneficially own the total number of shares of common stock which he or she owns plus the number of shares of common stock which are issuable upon exercise of currently exercisable securities. The percentage ownership of each person is the percentage that the number of shares beneficially owned by that person bears to the sum of (a) the outstanding common stock plus (b) the shares of common stock issuable upon exercise or conversion of those currently convertible securities that are owned by that stockholder.

The shares owned by San Juan Holdings, Inc. include 3,286,324 shares of common stock issuable upon exercise of warrants.

The shares of common stock beneficially owned by Mr. Michel consist of 27,500 shares of common stock issuable upon exercise of options, 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director, and 163,000 shares issuable upon exercise of warrants held by KEMA Advisors.

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 25, 2006, we acquired Pharma-PR from Elizabeth Plaza, as the sole stockholder of Pharma-PR. At the closing, we paid Ms. Plaza $10,000,000 and issued to Ms. Plaza 1,150,000 shares of common stock. In addition, pursuant to agreement Ms. Plaza was entitled to three payments, each in the amount of $2,750,000, on January 25, 2007, 2008 and 2009. With Ms. Plaza’s consent, the first payment was made in two installments, one in January 2007 and the second in February 2007. As a condition to closing, Pharma-PR was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was to be in cash, as of November 30, 2005, with the excess to be paid to Ms. Plaza. The amount due to Ms. Plaza under this provision was $88,161 and was paid on June 15, 2006. Pursuant to the merger agreement, we were required to reimburse Ms. Plaza for income tax which she paid on our income from December 1, 2005 until January 24, 2006. This amounted to $125,227 and was paid on June 15, 2006.

San Juan Holdings represented Pharma-PR and Elizabeth Plaza in connection with the reverse acquisition. For such services, we issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $0.06 per share, to San Juan Holdings. In our private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and the non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. The three units were comprised of 75,000 shares of series A preferred stock and warrants to purchase 510,600 shares of common stock. The shares of series A preferred stock became converted into 1,021,200 shares of common stock. We also issued 919 shares of common stock to San Juan Holdings as a result of our failure to filing the registration statement of which this prospectus is a part in a timely manner. We also paid an affiliate of San Juan Holdings a broker’s commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and we issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $0.7344 per share.

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

ITEM 13 EXHIBITS
Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation [1]
3.2	By-laws [2]
4.1	Form of warrant issued to Investors in January 2006 private placement [3]
4.2	Form of warrant held by initial warrant holders [3]
4.3	Form of warrant held by San Juan Holdings [3]
4.4	Form of warrants issued to broker-dealers in January 2006 private placement [3]
10.1	Form of subscription agreement for January 2006 private placement [3]
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement[3]
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc. [3]
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza[7]
10.5	Employment Agreement dated December 4, 2007 between the Registrant and Juan P. Gutierrez[7]
10.6	Employment agreement dated January 25, 2006, between the Registrant and Nélida Plaza [3]
10.7	2005 Long-term incentive plan [3]
10.8	Registration rights provisions for the subscription agreement [3]
10.9	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant [4]
10.10	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant [4]
10.11	Vendor Agreement dated May 4, 2006 between the Registrant and Manuel O. Morera [5]
10.12	Agreement dated May 4, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc. [4]
10.13	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc. [4]
10.14	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline[4]
14.1	Code of business conduct and ethics for senior management[6]
21.1	List of Subsidiaries[7]
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[7]
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[7]
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[7]
____________
[1]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the Commission on May 1, 2006 and incorporated herein by reference.

[2]	Filed as an exhibit to the Company’s registration statement of Form 10-SB and incorporated herein by reference.

[3]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 31, 2006 and incorporated herein by reference.

[4]	Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-132847, which was declared effective by the Commission on November 8, 2006 and incorporated herein by reference.

[5]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on April 10, 2006, and incorporated herein by reference.

[6]	Filed as an exhibit to the Company’s annual report on Form 10-KSB, which was filed with the Commission on February 2, 2007 and incorporated herein by reference.

[7]	Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kevane Soto Pasarell Grant Thornton LLP (“Kevane”) reviewed our unaudited consolidated financial statements for the three quarters of the fiscal year ended July 31, 2006. On September 25, 2006, we engaged Horwath Vélez & Co., PSC. (“Horwath”) as our registered independent accounting firm. Horwarth substantially began its services after October 31, 2006.

We were billed by Horwath in 2007 and Kevane in 2006 as follows:

Description of services:	2007	2006
Audit fees	$39,900	$22,427
Audit related fees	24,624	18,971
Tax fees	-	830
All other fees	5,295	40,144
	$69,819	$82,372

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-KSB and has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dorado, Commonwealth of Puerto Rico on this 31st day of January, 2008.

PHARMA-BIO SERV, INC.

By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Elizabeth Plaza and Pedro J. Lasanta or either of them acting in the absence of the other as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	January 31, 2008
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 31, 2008
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 31, 2008
Kirk Michel

/s/ Howard Spindel	Director	January 31, 2008
Howard Spindel

/s/ Dov Perlysky	Director	January 31, 2008
Dov Perlysky

/s/ Irving Wiesen	Director	January 31, 2008
Irving Wiesen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheet of Pharma-Bio Serv, Inc. as of October 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2007. Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharma-Bio Serv, Inc as of October 31, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

S/HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 28, 2008
Puerto Rico Society of Certified Public Accountants
Stamp number 2298338 was
Affixed to the original of this report+

PHARMA-BIO SERV, INC.
Consolidated Balance Sheet
October 31, 2007

ASSETS:
Current assets
Cash and cash equivalents	$4,792,366
Accounts receivable	3,559,279
Other	276,506
Total current assets	8,628,151

Property and equipment	799,851
Other assets, mainly intangible assets	134,686
Total Assets	$9,562,688

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$41,987
Accounts payable and accrued expenses	1,592,389
Due to affiliate - current	2,706,892
Income taxes payable	423,703
Total current liabilities	4,764,971
Due to affiliate	2,530,873
Other long-term liabilities	99,661
Total liabilities	7,395,505

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	115,404
Retained earnings	2,046,264
Accumulated other comprehensive income	3,554
Total stockholders' equity	2,167,183
Total Liabilities and Stockholders' Equity	$9,562,688

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2007 and 2006

	Years ended October 31,
	2007	2006
REVENUES	$16,204,851	$14,184,445

COST OF REVENUES	9,380,916	8,116,207

GROSS PROFIT	6,823,935	6,068,238

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,176,140	2,225,714

INCOME FROM OPERATIONS	3,647,795	3,842,524

OTHER INCOME (EXPENSES):
Interest expense	(392,171)	(392,742)
Interest income	107,505	49,050
Loss on disposition of property and equipment	(25,660)	(3,664)
	(310,326)	(347,356)

INCOME BEFORE INCOME TAX	3,337,469	3,495,168

INCOME TAX	1,436,302	1,159,828

NET INCOME	$1,901,167	$2,335,340

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	19,391,063	10,508,938

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	22,166,182	17,880,265

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2007 and 2006

	Years ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year	$1,901,167	$2,335,340
Loss on disposition of property and equipment	25,660	3,664
Stock-based compensation	115,404	-
Depreciation and amortization	208,225	194,977
Imputed interest expense	382,804	379,961
Decrease (increase) in accounts receivable	2,245,364	(870,275)
Decrease (increase) in other assets	188,298	(468,084)
Increase (decrease) in liabilities	561,794	(17,725)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,628,716	1,557,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(322,512)	(104,922)
Cash acquired as part of the Pharma-PR acquisition	-	28,943
NET CASH USED IN INVESTING ACTIVITIES	(322,512)	(75,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of preferred stock	-	10,000,000
Payment for purchase of Pharma-PR stock	-	(9,900,000)
Payment for non-compete covenant	-	(100,000)
Payments on capital lease obligations	(38,873)	(35,459)
Payments to affiliate	(2,750,000)	(213,388)
Distributions to stockholder	-	(749,554)
NET CASH USED IN FINANCING ACTIVITIES	(2,788,873)	(998,401)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,517,331	483,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,275,035	1,791,557

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,792,366	$2,275,035

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows - (Continued)
For the Years Ended October 31, 2007 and 2006

	Years ended October 31,
SUPPLEMENTAL DISCLOSURES OF	2007	2006
CASH FLOW INFORMATION:
Cash Paid for:
Income tax	$1,134,301	$1,038,126
Interest	$513,076	$12,781

SUPPLEMENTARY SCHEDULES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$1,483
Conversion of cashless exercise warrants to shares of common stock	$130	$-
Application of down payment to acquisition price of
property and equipment	$-	$37,655
Income tax withheld by clients but used as a credit in the
income tax return of a stockholder (non-cash distribution)	$-	$84,561
Disposed partially depreciated property and equipment
with accumulated depreciation of $68,962	$94,962	$-
Accounts payable incurred for
project in process	$246,502	$-
Debt incurred in the acquisition of certain assets from
another company	$-	$200,000
Debt payable to affiliate originated in the acquisition of
Pharma-PR, net of $1,025,000 imputed interest	$-	$7,225,000

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

				Additional		Accumulated Other
Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT OCTOBER 31, 2005 (PHARMA-PR -ONLY)	50,000	$1,000	-	$-	$-	$5,979,569	$-	$5,980,569

RECLASSIFICATION OF $0.02 COMMON STOCK	(50,000)	(1,000)	-	-	1,000	-	-	-

ISSUANCE OF $0.0001 COMMON STOCK IN CONNECTION WITH RECLASSIFICATION OF EQUITY	275,900	28	-	-	20,947	-	-	20,975

TWO-FOR-ONE SHARE DISTRIBUTION	275,900	28	-		(28)	-	-	-

ISSUANCE OF $0.0001 COMMON STOCK	1,750,000	174	-	-	844,385	-	-	844,559

ISSUANCE OF $0.0001 PREFERRED STOCK	-	-	1,175,000	118	10,171,383	-	-	10,171,501

ISSUANCE OF STOCK WARRANTS TO PURCHASE 2,500,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	1,686,000	(1,686,000)	-	-

ISSUANCE OF STOCK WARRANTS TO PURCHASE 1,600,000 SHARES OF COMMON STOCK AT $0.06	-	-	-	-	800	(800)	-	-

CAPITAL PAYMENT	-	-	-	-	(12,724,487)	(5,647,284)	-	(18,371,771)

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	15,998,800	1,600	(1,175,000)	(118)	-	(1,482)	-	-

ADDITIONAL SHARES FROM CONVERSION OF PREFERRED STOCK TO COMMON STOCK	14,401	1	-	-	-	(1)	-	-

NET INCOME	-	-	-	-	-	2,335,340	-	2,335,340

DISTRIBUTIONS	-	-	-	-	-	(834,115)	-	(834,115)

BALANCE AT OCTOBER 31, 2006 (CONSOLIDATED)	18,315,001	1,831	-	-	-	145,227	-	147,058

CASHLESS CONVERSION OF WARRANTS
TO SHARES OF COMMON STOCK	1,300,538	130	-	-	-	(130)	-	-

STOCK-BASED COMPENSATION	-	-	-	-	115,404	-	-	115,404

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	1,901,167	-	1,901,167
OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	3,554	3,554
OTHER COMPREHENSIVE INCOME								3,554
COMPREHENSIVE INCOME								1,904,721

BALANCE AT OCTOBER 31, 2007 (CONSOLIDATED)	19,615,539	$1,961	-	$-	$115,404	$2,046,264	$3,554	$2,167,183

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), which was formerly Plaza Consulting Group, Inc., a Puerto Rico corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”) an Irish corporation. Pharma-Bio, Pharma-PR and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and soon in Ireland under the name of Pharma Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

On January 25, 2006, Pharma-Bio acquired Pharma-PR in a transaction which is accounted for as a reverse acquisition. Although Pharma-Bio is the company that made the acquisition, for accounting purposes, Pharma-PR is treated as the acquiring company. As a result, the financial statements reflect the results of operations and cash flows of Pharma-PR prior to January 25, 2006 and the combined operations of Pharma-Bio and Pharma-PR from and after January 25, 2006.

Pharma-IR is a majority owned subsidiary, which was organized in Ireland in September 2007. As of October 31, 2007, this subsidiary was in development stage and incurred organization expenses of approximately $39,800. During 2008, it is management’s intention to change the current corporate structure of this majority own subsidiary but this is not expected to have a significant effect on the Company’s future operations or its financial position.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

REVERSE ACQUISITION

On January 25, 2006, pursuant to a plan and agreement of merger (the "Plaza Agreement") dated as of October 31, 2005, among Pharma-Bio, Plaza Acquisition Corp., a wholly-owned subsidiary of Pharma-Bio ("Acquisition Company"), Pharma-PR and Elizabeth Plaza, the sole stockholder of Pharma-PR, Pharma-Bio acquired Pharma-PR. The acquisition was effected by the merger of Acquisition Company into Pharma-PR. Pursuant to the Plaza Agreement, Ms. Plaza, as the sole stockholder of Pharma-PR, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Plaza Agreement provides for us to make three annual payments to Ms. Plaza, each in the amount of $2,750,000, payable on January 25, 2007, 2008 and 2009. See Note H with respect to payments made and obligations due to related parties.

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

The acquisition of Pharma-PR and the private placement resulted in a change of control of Pharma-Bio. As a result of the reverse acquisition accounting treatment, Pharma-PR is deemed to be the acquiring company for accounting purposes. The transaction was accounted for as a reverse acquisition because former owners of Pharma-PR, together with the purchasers in the private placement who purchased the series A preferred stock and warrants in connection with the acquisition of Pharma-PR, gained control of Pharma-Bio. Effective on the acquisition date, Pharma-Bio's balance sheet includes the assets and liabilities of Pharma-PR and its equity accounts have been recapitalized to reflect the equity of Pharma-Bio.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include liquid investments with original maturities of three months or less.

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

Pharma-PR, from its inception until January 24, 2006, was covered under the provisions of Subchapter N of Subtitle A of the Puerto Rico Internal Revenue Code (the "Puerto Rico Code"), which is similar to Subchapter S of the Internal Revenue Code in that its taxable income is taxed to the stockholders and therefore there is no income tax liability for that period. As a result of the completion of the reverse acquisition, Pharma-PR and Pharma-Bio are no longer eligible for treatment as a Subchapter N corporation. See Note G.

Although Ms. Plaza was responsible for the taxes on the Pharma-PR's taxable income for the period from December 1, 2005 to January 24, 2006, pursuant to the Plaza Agreement, the Company agreed to reimburse Ms. Plaza for the income taxes applicable to said taxable income. The reimbursement amounts to $125,227 and was paid on June 15, 2006.

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

Stock-based Compensation

Effective November 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the consolidated financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The Company does not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

Income Per Share of Common Stock

Basic income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. Pursuant to reverse acquisition accounting treatment, for the year ended October 31, 2006, the weighted average number of shares outstanding in the computation of basic income per share was derived by weighting (i) for the period prior to the reverse acquisition transaction, the number of shares outstanding represented the 1,150,000 shares received by the former stockholder of Pharma-PR and the shares 600,000 shares received by San Juan Holdings, Inc., and (ii) for the period after the transaction, the number of shares outstanding represented the shares of Pharma-Bio that are outstanding. Diluted income per share includes the dilution of common equivalents. Accordingly, the series A preferred stock was deemed outstanding from the date of issuance until April 25, 2006, when the Company’s restated certificate of incorporation was filed with the Secretary of State of Delaware and the shares of series A preferred stock were automatically converted into common stock. The warrants were deemed to be outstanding from the date of issuance to the end of the reporting period, except for stock warrants issued to the investment banker for Pharma-PR as a result of the reverse acquisition, which were deemed to be outstanding through all periods prior to the reverse acquisition.

The weighted average shares of common stock outstanding (basic and diluted) were calculated using the treasury stock method for the respective periods.

Foreign Operations

The functional currency of the Company’s foreign subsidiary is its local currency. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the October 31, 2006 consolidated financial statements to conform to the October 31, 2007 consolidated financial statements presentation. Such reclassifications do not have an effect on net earnings as previously reported.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

2. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

3. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

The implementation of this Statement will have no significant effect on the Company’s financial statements.

4. In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

5. Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

NOTE C - CAPITAL TRANSACTIONS

On January 24, 2006, Pharma-Bio effected a two-for-one share distribution with respect to its common stock pursuant to which Pharma-Bio issued one share of common stock for each share outstanding on the record date, January 24, 2006. All share and per share information in these financial statements give retroactive effect to this share distribution.

On January 25, 2006, contemporaneously with the consummation of the acquisition, Pharma-Bio sold, in a private placement, 47 units, each unit consisting of 25,000 shares of series A preferred stock, warrants to purchase 85,100 shares of common stock at $1.10 per share and warrants to purchase 85,100 shares of common stock at $1.65 per share. In the private placement, Pharma-Bio issued an aggregate of 1,175,000 shares of series A preferred stock (which were convertible into an aggregate of 15,998,800 shares of common stock), warrants to purchase 3,999,700 shares of common stock at $1.10 per share, and warrants to purchase 3,999,700 shares of common stock at $1.65 per share, to 42 accredited investors. Pharma-Bio paid brokerage commissions of 10% of the gross purchase price and an aggregate non-accountable expense allowance of 3% of the gross purchase price with respect to the units sold. In certain cases, the broker waived the commission and non-accountable expense allowance, and the investor paid the purchase price less the commission and non-accountable expense allowance. The purchase price for the 47 units sold was $11,750,000. Broker-dealers waived commission and non-accountable expense allowance with respect to $628,750, Pharma-Bio paid commissions and non-accountable expense allowances totaling $898,750, and Pharma-Bio issued warrants to purchase an aggregate of 1,439,892 shares of common stock. The warrants have an exercise price of $0.7344 per share and a term of three years. As of October 31, 2007, the warrants disclosed herein were still outstanding.

Each share of series A preferred stock was automatically converted into 13.616 shares of common stock, or an aggregate of 15,998,800 shares of common stock upon the filing on April 25, 2006, of a restated certificate of incorporation which increased the authorized capital stock to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

The subscription agreement pursuant to which the series A preferred stock and warrants were issued required Pharma-Bio to file a registration statement within 60 days after the effective date of the merger between Pharma-PR and Plaza Acquisition Corp. The effective date of the merger was January 25, 2006, therefore, the 60-day term expired on March 26, 2006. Since Pharma-Bio failed to file the registration statement by that date, Pharma-Bio was required to issue .0003 shares of common stock for each share of common stock issued upon conversion of the series A preferred stock for each day of delay. Pharma-Bio was three days late, therefore, 14,401 shares of common stock were issued to the former holders of the series A preferred stock.

The warrants issued in the private placement expire five years from the closing date and are callable by Pharma-Bio if the closing price of the common stock is at least twice the exercise price of the warrants for twenty consecutive trading days.

In January 2004, Pharma-Bio issued warrants to purchase 1,600,000 shares at $0.06 per share. The warrants may also be converted into shares of common stock on a cashless basis under certain conditions, but on a reduced number of shares. The warrants expire on January 16, 2014. In January 2007, warrants to purchase a total of 1,350,400 shares of common stock were converted to 1,300,538 shares of common stock pursuant to the cashless exercise provisions. As of October 31, 2007, warrants to purchase 249,600 shares remain outstanding.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2007 consists of:

	Useful life (years)	Amount
Vehicles under capital leases	5	$221,434
Leasehold improvements	5	19,279
Computers	3	185,491
Equipment	3-5	119,672
Furniture and fixtures	10	68,509
Projects in progress	-	508,399
Total		1,122,784
Less: Accumulated depreciation and amortization		(322,933)
Property and equipment, net		$799,851

NOTE E - OTHER ASSETS

At October 31, 2007, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $38,333	$61,667
Customer-related intangibles, net of accumulated amortization of $91,667	58,333
Other assets	14,686
$134,686

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Pharma-PR stock that was allocated to a non-competition covenant. Under this agreement, the sole stockholder of Pharma-PR agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the five-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list which Pharma-PR acquired along with other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list is being amortized on the straight-line method over its estimated useful life of three years.

The amortization expense for the years ended on October 31, 2007 and 2006 amounted to $70,000 and $60,000, respectively.

NOTE F - LINE-OF-CREDIT

The Company has available an unsecured line-of-credit with a financial institution, which provides for borrowings up to $250,000. This line of credit is used as working capital whenever the Company’s bank account cannot meet its daily cash requirements. Interest on advances obtained from this line-of-credit will be paid at 2% over the bank’s prevailing prime rate. During the year ended October 31, 2007 the line-of-credit was not used.

NOTE G - INCOME TAXES

As substantially all operations are being carried by the Puerto Rico subsidiary, the Company's taxable income is subject to the Puerto Rico income to a maximum of a 39% rate provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, on August 1, 2005, Puerto Rico Act No. 41 was approved, which imposes an additional 2.5% special tax to all corporations and partnerships having a net taxable income over $20,000. The Act was effective for taxable years commencing after December 31, 2004 and ending on or before December 31, 2006; however, on November 10, 2006, Puerto Rico Act No. 244 was approved to impose the additional 2.5% special tax to taxable years commencing after December 31, 2004 and before January 1, 2007. Therefore, the Company's maximum effective tax rate was 41.5% for its fiscal years ending on October 31, 2007 and October 31, 2006, and thereafter will be 39%.

The operations carried out in the United States by the Company’s subsidiary are taxed in the United States. With certain limitations, the Company receives a credit on its Puerto Rico tax for the federal income tax paid. Also, upon distribution of earnings by the Puerto Rican subsidiary to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings (determined at rates which are normally lower than in Puerto Rico). As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, plus 10% withholding in Puerto Rico from dividends paid to the Puerto Rican subsidiary’s parent, plus federal taxes on operations in the United States.

As of October 31, 2007 the Company has not recognized deferred income taxes on $2,099,583 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $209,958 tollgate tax.

The income tax expense is computed at statutory rates applied to income calculated in accordance with the accounting practices described herein and as shown in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Years ended October 31,
	2007	2006
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$1,401,569	$1,450,495
Permanent Differences:

Effect of income subject to taxation under Subchapter N (taxable income taxed to stockholders)		(358,037)

Other permanent differences	34,733	67,370

Income tax expense	$1,436,302	$1,159,828

Because Pharma-PR was treated as an N Corporation under the Puerto Rico Internal Revenue Code through January 24, 2006, its income was taxed to its stockholder during that period, and Pharma-PR did not pay income tax. Had income tax been paid at the statutory rate, Pharma-PR’s net income would have been $1,977,303, or $0.19 per share (basic) and $0.11 per share (diluted), for the year ended October 31, 2006.

NOTE H - RELATED PARTY TRANSACTIONS; DUE TO AFFILIATE

On January 25, 2006, pursuant to the Plaza Agreement, Elizabeth Plaza, as the sole stockholder of Pharma-PR and affiliate of Pharma-PR, received at the closing $10,000,000 plus 1,150,000 shares of Pharma-Bio's common stock. In addition, the Company agreed to pay Ms. Plaza three payments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code, on January 25, 2007, 2008, and 2009. In January 2007, Elizabeth Plaza agreed to accept the first installment of $2,750,000 in two payments, one of $2,500,000 in January 2007 and the second of $250,000 in February 2007. The October 31, 2007 outstanding payments are due as follows:

Twelve months ending October 31,
2008	$2,750,000
2009	2,750,000
Total payments	5,500,000
Less: imputed interest	(262,235)
Present value of minimum payments	5,237,765
Current portion	(2,706,892)
Long-term portion	$2,530,873

As a condition to closing, Pharma-PR was required to have a net tangible book value of not less than $5,500,000, of which at least $2,000,000 was in cash, as of November 30, 2005. Subject to the requirement that Plaza have at least $2,000,000 in cash as of November 30, 2005, the purchase price was to be adjusted upward or downward depending on the net tangible book value, determined as provided in the Plaza Agreement. This provision resulted in an additional payment to Ms. Plaza in the amount of $88,161, which was paid during the third quarter of 2006.

The Plaza Agreement also provides that Pharma-PR, rather than Ms. Plaza, is responsible for the income tax from December 1, 2005 through the closing date, which was January 25, 2006. Because of the status of Plaza as an N Corporation under the Puerto Rico Internal Revenue Code, Pharma-PR's net income from December 1, 2005 to January 24, 2006 was taxed to Ms. Plaza. The income tax payable by Ms. Plaza for Pharma-PR's taxable income for that period amounted to $125,227. Pharma-PR reimbursed Ms. Plaza the $125,227 during the third quarter of 2006. The $88,161 payment described in the preceding paragraph and the $125,227 payment described in this paragraph are treated as additional payments on account of the purchase price of Pharma-PR stock from Mrs. Plaza.

Pursuant to the Puerto Rico Internal Revenue Code, the Company's clients are required to withhold a percentage of its fees (usually 3%, but sometimes 7%) as withheld income tax and remit such amount to the Puerto Rico Department of the Treasury. Such payment is treated as a payment on account to the Company's income tax obligations. Prior to January 25, 2006, Pharma-PR was an N Corporation, and the Company's taxable income was taxed to Ms. Plaza, as sole stockholder. Accordingly, such withheld taxes were treated as a distribution to Ms. Plaza, as the Company's sole stockholder since Ms. Plaza was the person entitled to take the credit for the income tax withheld by the Company's clients in her personal income tax return. The amounts withheld prior to January 25, 2006 are recognized in the consolidated financial statements as non-cash distributions.

San Juan Holdings represented Pharma-PR and Elizabeth Plaza in connection with the reverse acquisition. For such services, Pharma-Bio issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $0.06 per share, to San Juan Holdings. In Pharma-Bio's private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. Pharma-Bio also paid an affiliate of San Juan Holdings a broker's commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and Pharma-Bio issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $0.7344 per share. As of October 31, 2007, warrants to purchase the 2,500,000 shares remained outstanding.

NOTE I - COMMITMENTS

1. Contracts

On January 25, 2006, the Company entered into employment agreements with Elizabeth Plaza and Nelida Plaza. The agreement with Elizabeth Plaza, as extended to December 31, 2008 provides that Ms. Plaza will serve as president and chief executive officer of the Company, for which she will receive a salary at the annual rate of $250,000. The Company will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by the compensation committee's board of directors, except that her bonus shall not be less than 4% nor more than 50% of her salary. If the Company terminates Ms. Plaza's employment other than for cause or as a result of her death or disability, the Company is required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Upon termination of the agreement Ms. Plaza will serve as a consultant under terms to be negotiated.

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

2. Lease commitments

Capitalized lease obligations - As of October 31, 2007, the Company leases vehicles under non-cancelable capital leases with a cost of $221,434 (accumulated depreciation of $111,147). Amortization expense for these assets amounted to $44,286 and $44,805 in the years ended October 31, 2007 and 2006, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2007:

Twelve months ending October 31,	Amount

2008	$48,240
2009	71,240
2010	32,239
Total future minimum lease payments	151,719
Less: Amount of imputed interest	(10,071)
Present value of future minimum lease payments	141,648
Current portion of obligation under capital leases	(41,987)
Long-term portion	$99,661

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements with the following terms:

Description	Monthly Rent	Commitment Term
Headquarter offices and laboratory testing facilities	$18,750	Ending in January 2012, with one five year renewal option
Cork office facilities	$750	Month-to-month
Limerick office space	$1,050	Ending in July 2010

The first lease listed in the table is with an affiliate of the chief executive officer. In February 2007, the Company and the affiliate rescinded a former lease agreement and entered into a new agreement for the new headquarters and laboratory testing facilities. The monthly payments under the new lease agreement, which amount to $18,750, will increase by 5% annually. The new agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The Company paid a monthly rental of $3,200 for its former office facilities.

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2007 are:
Amount
2008	$246,188
2009	258,459
2010	267,715
2011	270,233
2012	68,372
Total minimum lease payments	$1,110,967

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification. Rent expense during the years ended October 31, 2007 and 2006 was $251,231 and $98,936, respectively.

NOTE J - STOCK OPTIONS AND STOCK BASED COMPENSATION

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

Pursuant to the Plaza Agreement, all outstanding options issued by Pharma-PR were terminated, and the Company granted incentive stock options to purchase an aggregate of 1,400,000 shares of common stock at an exercise price of $0.7344 per share to the holders of such terminated Pharma-PR options pursuant to the Company's 2005 Long-Term Incentive Plan. Of the total options to purchase 1,400,000 shares of common stock, options to purchase 776,186 shares of common stock were granted to 18 employees whose options to purchase Pharma-PR common stock were cancelled. The options to purchase the remaining 623,814 shares of common stock were granted to both the 18 former holders of Pharma-PR options and 23 additional Pharma-PR employees. The Company subsequently granted options to purchase other 473,724 shares to employees and independent directors. The new options have an exercise price of $0.7344, a term of five years and are exercisable in installments. As of October 31, 2006, there were approximately 1,348,090 outstanding options, since some options expired because of certain employment terminations.

As of November 1, 2006 there were outstanding options to acquire 1,348,090 shares of common stock, of which options, with a weighted-average exercise price of $0.7344, to acquire 228,320 shares terminated unexercised. In January 2007, the Company granted options to purchase 5,000 shares of common stock to each of its three independent directors and an option to purchase 50,000 shares to its new general manager. In February 2007, the Company also granted an option to purchase 35,000 shares to an independent contractor, of which an option to purchase 14,585 shares subsequently became vested and the option to purchase the remaining 20,414 shares was forfeited. No options were exercised or expired during the year ended October 31, 2007. As of October 31, 2007, there were outstanding options to purchase 1,199,355 shares. The weighted average of the remaining contractual life of the outstanding stock options is 3 years and the weighted average exercise price is $0.7496.

As of October 31, 2007 there were 75,000 vested stock options with a weighted average value and exercise price of $0.60 and $0.7344, respectively. The remaining contractual term for these vested stock options is 3 years.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share for the year ended October 31, 2007:

Stock-based compensation expense:
Cost of services	$60,990
Selling, general and administrative	54,414
Stock-based compensation before tax	115,404
Income tax benefit	--
Net stock-based compensation expense	$115,404

Effect on earnings per share:
Basic earnings per share	$(0.006)
Diluted earnings per share	$(0.005)

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards for the year ended October 31, 2006, consistent with the provisions of SFAS No. 123R, the effect on Company’s net income and earnings per share would not have been significant.

The fair value of each stock option granted prior to November 1, 2006 was estimated at $0.60. For purposes of valuing the options, since there was no public market for the common stock, the underlying common stock was valued at $0.7344, which is the price paid by the private placement investors in January 2006, which was the most recent sale of securities by the Company.

The fair value of each stock option granted on or after November 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

Expected dividend yield	0.0%
Expected stock price volatility	10%
Risk free interest rate	4.7%
Expected life of options	2.65 years
Weighted average fair value per share of options granted during the year ended October 31, 2007	$0.1506

Pursuant to the Plaza Agreement, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Pharma-PR's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

On December 20, 2007, subsequent to our fiscal year end herein reported, in accordance with the 2005 Long-Term Incentive Plan, the Company awarded 240,000 stock options to certain employees and executives. See Note M.

NOTE K - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains our cash deposits in a FDIC insured bank and in a money market obligations trust registered under the US Investment Company Act of 1940, as amended. The deposit balances frequently exceed federally insured limits; however, no losses have been experienced on these accounts.

Accounts receivable and revenues

Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico and United States of America. Although few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.

The Company provides a substantial portion of its services to various customers, which account 10% or more of our revenues. During one or both years ended October 31, 2007 and 2006, revenues over 10% for services provided to these customers represent 67% and 73% of total revenues, respectively. Individually, these customers represent total revenues of 23%, 22%, 10%, 7% and 5% in 2007; and 30%, 12%, 0%, 21% and 10% in 2006, respectively. At October 31, 2007 amounts due from these customers represent 29% of total accounts receivable balance.

Subsequent to October 31, 2007 one of the major customers, which represented 23% of the Company’s 2007 revenues, announced its plans to close its Puerto Rico operations during 2008. As of October 31, 2007, the outstanding balance of this customer represented 5% of total accounts receivable. Management considers the amount to be fully collectible. Although past performance is no indication of future performance, in the past, in the ordinary course of business, the Company has been successful substituting customer losses by adding new customers or projects to its base.

NOTE L - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2007 and 2006 were $69,595 and $40,439, respectively.

NOTE M - SUBSEQUENT EVENT

On December 20, 2007, in accordance with the Company’s 2005 Long-Term Incentive Plan, the Compensation Committee granted a total of 240,000 stock option awards to employees and executives.