Form 10QSB
period 2008-01-31
Pharma-Bio Serv, Inc.
filed 2008-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
☐ yes ☒ no
The number of shares outstanding of the registrant's Common Stock as of March 14, 2008 was 19,615,539.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JANUARY 31, 2008

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of January 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods ended January 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended January 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three-month period ended January 31, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Controls and Procedures	24

PART II OTHER INFORMATION

Item 6 – Exhibits	25

SIGNATURES	26

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheet (Unaudited)
January 31, 2008

ASSETS:
Current assets
Cash and cash equivalents	$5,352,601
Accounts receivable	3,163,195
Other	221,832
Total current assets	8,737,628

Property and equipment	1,166,771
Other assets, mainly intangible assets	117,010
Total assets	$10,021,409

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$48,469
Accounts payable and accrued expenses	1,404,324
Due to affiliate	5,324,020
Income taxes payable	642,796
Total current liabilities	7,419,609
Long-term liabilities	116,669
Total liabilities	7,536,278

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized
10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares;
issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	148,717
Retained earnings	2,328,987
Accumulated other comprehensive income	5,466
Total stockholders' equity	2,485,131
Total liabilities and stockholders' equity	$10,021,409

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income (Unaudited)
For the Three-Month Periods Ended January 31, 2008 and 2007

	Three months ended January 31,
	2008	2007
REVENUES	$3,604,303	$3,596,374

COST OF REVENUES	2,241,882	2,197,822

GROSS PROFIT	1,362,421	1,398,552

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	815,910	686,029

INCOME FROM OPERATIONS	546,511	712,523

OTHER INCOME (EXPENSES):
Interest expense	(88,110)	(129,246)
Interest income	43,415	21,956
Loss on disposition of property and equipment	-	(19,862)
	(44,695)	(127,152)

INCOME BEFORE INCOME TAXES	501,816	585,371

INCOME TAXES	219,093	255,955

NET INCOME	$282,723	$329,416

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.02

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	19,615,539	18,724,953

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,121,341	22,231,227

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods Ended January 31, 2008 and 2007

	Three months ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$282,723	$329,416
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment	-	19,863
Stock-based compensation	33,313	39,022
Depreciation and amortization	50,427	54,497
Imputed interest expense	86,255	126,611
Decrease in accounts receivable	400,228	1,761,246
Decrease in other assets	54,208	48,660
Increase in liabilities	107,328	288,489
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,014,482	2,667,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(444,042)	(10,221)
NET CASH USED IN INVESTING ACTIVITIES	(444,042)	(10,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(10,205)	(9,426)
Payments to affiliate	-	(2,500,000)
NET CASH USED IN FINANCING ACTIVITIES	(10,205)	(2,509,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	560,235	148,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,792,366	2,275,035

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,352,601	$2,423,192

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$503,708

SUPPLEMENTARY SCHEDULES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$84,306	$-
Obligation under capital lease incurred for the acquisition of a vehicle	$33,695	$-
Conversion of cashless exercise warrants to shares of common stock	$-	$130

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three-Month Period Ended January 31, 2008

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT OCTOBER 31, 2007	19,615,539	$1,961	-	$-	$115,404	$2,046,264	$3,554	$2,167,183

STOCK-BASED COMPENSATION	-	-	-	-	33,313	-	-	33,313

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	282,723	-	282,723
OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	1,912	1,912
OTHER COMPREHENSIVE INCOME								1,912
COMPREHENSIVE INCOME								284,635

BALANCE AT JANUARY 31, 2008	19,615,539	$1,961	-	$-	$148,717	$2,328,987	$5,466	$2,485,131

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements (Unaudited)
For the Three-Month Periods Ended January 31, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), a Puerto Rico corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation. Pharma-Bio, Pharma-PR and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-IR is a majority owned subsidiary, organized in Ireland in September 2007. During the three-month period ended January 31, 2008, this subsidiary was in its development stage and incurred organization expenses of approximately of $51,500. During 2008, it is management’s intention to change the current corporate structure of this majority owned subsidiary. This structural change is not expected to have a significant effect on the Company’s future operations or its financial position.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim financial statements for the three-month periods ended on January 31, 2008 and 2007 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

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

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, is provided, when placed in service, using the straight-line basis over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimate, no impairment of the operating properties is present.

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

The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

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

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the interim consolidated statements of operations were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the January 31, 2007 interim condensed consolidated financial statements to conform them to the January 31, 2008 interim condensed consolidated financial statements presentation. Such reclassifications do not have an effect on net earnings as previously reported.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.

2. In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

3. In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

4. In September 2006, the FASB issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

The implementation of this Statement will have no significant effect on the Company’s consolidated financial statements.

5. In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

6. Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at January 31, 2008 consists of:

	Useful life (years)	Amount
Vehicles under capital leases	5	$255,129
Leasehold improvements	5	19,279
Computers	3	198,430
Equipment	3-5	119,672
Furniture and fixtures	10	68,509
Projects in progress	-	861,612
Total		1,522,631
Less: Accumulated depreciation and amortization		(355,860)
Property and equipment, net		$1,166,771

NOTE D - OTHER ASSETS

At January 31, 2008, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $43,333	$56,667
Customer-related intangibles, net of accumulated amortization of $104,167	45,833
Other assets	14,510
$117,010

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Pharma-PR stock that was allocated to a non-competition covenant. Under this agreement, the then sole stockholder of Pharma-PR agreed not to compete with the Company for a period of five years. This amount is amortized on the straight-line method over the five-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list which Pharma-PR acquired along with other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list is being amortized on the straight-line method over its estimated useful life of three years.

Intangible assets amortization expense for each of the three-month periods ended on January 31, 2008 and 2007 amounted to $17,500.

NOTE E – LINE-OF-CREDIT

The Company has available an unsecured line-of-credit with a financial institution, which provides for borrowings up to $250,000. This line of credit may be used as working capital whenever the Company’s bank account cannot meet its daily cash requirements. Interest on advances obtained from this line-of-credit will be paid at 2% over the bank’s prevailing prime rate. During the three-months period ended January 31, 2008 the line-of-credit was not used.

NOTE F - INCOME TAXES

As substantially all operations are being carried by the Puerto Rico subsidiary, the Company's taxable income is subject to the Puerto Rico income to a maximum of a 39% rate provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, for the years ended October 31, 2007 and 2006, the Company was subject to an additional 2.5% special tax.

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

As of January 31, 2008 the Company has not recognized deferred income taxes on $2,433,762 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $243,376 tollgate tax.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Three months ended January 31,
	2008	2007
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$215,779	$242,929
Permanent differences, net	3,314	13,026
Income tax expense	$219,093	$255,955

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code.

The January 31, 2008 outstanding installments are:

Installment paid on February 7, 2008	$2,750,000
Installment due January 25, 2009	2,750,000
Total installments due within one year	5,500,000
Less: imputed interest	(175,980)
Present value of minimum payments, due within one year	$5,324,020

NOTE H – LEASE COMMITMENTS

Capitalized lease obligations - As of January 31, 2008, the Company leases vehicles under non-cancelable capital leases with a cost of $255,129 (accumulated depreciation of $122,219). Amortization expense for these assets amounted to $11,071in each of the three-month periods ended January 31, 2008 and 2007. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at January 31, 2008:

Twelve months ending January 31,	Amount
2009	$56,294
2010	74,911
2011	32,616
2012	8,054
2013	8,055
Total future minimum lease payments	179,930
Less: Amount of imputed interest	(14,792)
Present value of future minimum lease payments	165,138
Current portion of obligation under capital leases	(48,469)
Long-term portion	$116,669

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements.

In February 2007, the Company entered into a lease agreement with an affiliate of the chief executive officer for the new headquarters and laboratory testing facilities in Dorado, Puerto Rico. Pursuant to the lease agreement, monthly payments commenced at $18,750 and will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement is for a five year term and provides for a one five year-renewal option. Through January 2007, a different smaller facility was leased from the same entity.

In August 2007 the Company renewed its lease agreement for office facilities in Limerick, Pennsylvania. The lease agreement was renewed for a term of three years with monthly rental payments of $1,050, $1,100, and $1,150; for each of the years under the lease which ends in July 2010.

The Company maintains office facilities in Cork, Ireland. The facilities are under a month-to-month lease with monthly payments of approximately $750.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 31, 2008 are:

Amount
2009	$249,150
2010	261,563
2011	267,366
2012	273,489
Total minimum lease payments	$1,051,568

Rent expense during the three-month periods ended January 31, 2008 and 2007 was $86,348 and $18,150, respectively.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Effective November 1, 2006, the Company adopted the provisions of SFAS No.123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”). We recognize stock-based compensation based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Three-months ended
	January 31,
	2008	2007
Stock-based compensation expense:
Cost of services	$15,526	$31,906
Selling, general and administrative	17,787	7,116

Stock-based compensation before tax	33,313	39,022
Income tax benefit	—	—

Net stock-based compensation expense	$33,313	$39,022

 During the three-month period ended in January 31, 2008, in accordance with the 2005 Long-Term Incentive Plan, the Company awarded stock options to certain employees, executives and directors to purchase an aggregate of 390,000 shares of common stock.

NOTE J – WARRANTS

At January 31, 2008 the Company had outstanding warrants to purchase 12,188,892 shares of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share for the three-month periods ended in January 31, 2008 and 2007.

	Three months ended January 31,
	2008	2007
Net income available to common equity holders – used to compute basic and diluted earnings per share	$280,723	$329,416

Weighted average number of common shares – used to compute basic earnings per share	19,615,539	18,724,953
Effect of warrants to purchase common stock	2,500,936	3,448,533
Effect of options to purchase common stock	4,866	57,741

Weighted average number of shares – used to compute dilute earnings per share	22,121,341	22,231,227

Warrants and options for 9,687,956 and 1,481,906, respectively, for the purchase of shares of common stock for the three-month period ended in January 31, 2008 and warrants for 7,999,400 for the purchase of shares of common stock for the three-month period ended in January 31, 2007 were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE L - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains cash deposits in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. The money market fund is not insured. No losses have been experienced on these accounts.

Accounts receivable and revenues

Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico and the United States of America. Although few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.

The Company provides a substantial portion of its services to four customers, which account 10% or more of our revenues in either the three months ended January 31, 2008 or 2007. During one or both of the three-month periods ended January 31, 2008 and 2007, revenues over 10% for services provided to these customers represent 66% and 62% of total revenues, respectively. Individually, these customers represent total revenues of 27%, 25%, 14%, and 0% in the three-month period ended January 31, 2008; and 21%, 0%, 6%, and 35% in the three-month period ended January 31, 2007, respectively. At January 31, 2008 amounts due from these customers represent 59% of total accounts receivable balance.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three-month periods ended January 31, 2008 and 2007 were $15,841 and $13,601, respectively.

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

Overview

We are a validation and compliance consulting service firm based in Puerto Rico, servicing the Puerto Rico, the United States and other markets. The validation and compliance consulting service market in Puerto Rico and the United States consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance and validation consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 145 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues) from fixed-fee contracts or from “not to exceed” contracts, which are generally short-term contracts, in which the value of the contract to us cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of compliance and validation professional employees and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to the management and monitoring of the project progress. If we underestimate our costs on any contract, we would sustain a loss on the contract.

We believe the most significant factors to achieving future business growth are our ability to (a) continue to provide quality value-added validation and compliance services to our clients; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand our products and services to address the expanding compliance needs of the clients; and (d) expand our market presence, into the United States, Europe and possibly other emerging pharmaceutical markets, in order to respond to the international validation and compliance demands of our clients. Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that the Puerto Rico’s current economic problems affect the decision of our customers and potential customers to locate in Puerto Rico or to continue or expand their existing operations, as well as the continued presence in Puerto Rico of an office of the federal Food and Drug Administration and the continuation of tax benefits available to our customers under the Puerto Rico Internal Revenue Code. Recently, some of our major clients have reduced or discontinued some or all of their Puerto Rico operations; this may affect our revenue and net income.

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

As part of our growth strategy and our plans to enter new markets, we have invested in our infrastructure to support our expansion plans. This investment includes facilities, systems and, the strengthening of our executive staff to support our new laboratory facility, our market expansions in the United States, and most recently, Europe. In addition, we expect to invest approximately $1 million in equipment and improvements for a new microbiological testing lab which is scheduled to open fiscal 2008. As of January 31, 2008 we have invested approximately $820,000 and have budgeted the balance for the remaining of our fiscal year 2008. Our new microbiological testing facility will incorporate the latest technology and test methodologies meeting pharmacopeia industry standards and regulations. We will offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries.

Although few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. For the three-month periods ended January 31, 2008 and 2007, three customers accounted for approximately 66% and 62% of revenue, respectively. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. Although past performance is no indication of future performance, in the past, in the ordinary course of business, the Company has been successful substituting customer losses by adding new customers or projects to its base.

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

The principal components of our costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. In order to maintain our pricing competiveness and minimize the impact in our margins, we deal with increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiate, where applicable, rates with the resource, (iii) subcontract labor and, (iv) negotiate and pass rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that we will continue to be able to do so.

During the three months ended January 31, 2008, substantially all of our revenue was generated in Puerto Rico. The following table sets forth information as to our revenue for the three months ended January 31, 2008, by geographic regions (dollars in thousands).

Region	Revenue	Percent
Puerto Rico	$2,724	75.6%
United States	880	24.4%
Total	$3,604

On August 2007 Pharma-PR filed in Puerto Rico an application for tax exemption under Act 135 of December 2, 1997. The exemption, if granted, may provide relief on various Puerto Rico taxes, including income tax, mostly for our new microbiological testing facility. Recently, the application obtained the favorable endorsement from the Puerto Rico Industrial Development Company, but still needs final approval from the PR Department of Treasury and the Puerto Rico Department of State.

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

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (approximately 10% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a fixed-fee or “not to exceed” contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Cash Equivalents - For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

Accounts Receivable - Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Property and equipment - Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets, and amortization of assets under capital leases and leasehold improvements, is provided, when placed in service, using the straight-line basis over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets - Definite-lived intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets.

Stock-based Compensation - Effective November 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the consolidated financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The Company does not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

Income Per Share of Common Stock - Basic income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents.

The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

Foreign Operations - The functional currency of the Company’s foreign subsidiary is its local currency. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the interim consolidated statements of operations were not significant for the periods presented.

Reclassifications - Certain reclassifications have been made to the January 31, 2007 interim consolidated financial statements to conform them to the January 31, 2008 interim consolidated financial statements presentation. Such reclassifications do not have an effect on net earnings as previously reported.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

The implementation of this Statement will have no significant effect on the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2008 and 2007, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2008		2007
Revenue	$3,604	100.0%	$3,596	100.0%
Cost of revenue	2,242	62.2%	2,198	61.1%
Gross profit	1,362	37.8%	1,398	38.9%
Selling, general and administrative costs	816	22.7%	686	19.1%
Interest expense	88	2.4%	129	3.6%
Interest income	44	1.2%	22	0.6%
Loss on disposition of property	-	0.0%	20	0.6%
Income before income taxes	502	13.9%	585	16.2%
Income tax expense	219	6.1%	256	7.1%
Net income	283	7.8%	329	9.1%

Revenues. Revenues for the three-month periods ended January 31, 2008 and 2007 were $3.6 million each. For the three-month period ended January 31, 2008, we have been successful in penetrating the US market. The increase in revenue in the US market has offset the decrease in revenue from the Puerto Rico market volume by approximately $0.8 million.

Cost of revenues; gross margin. Our gross margin decreased from 38.9% to 37.8% during the three-month period ended January 31, 2008 as compared to the same period last year. The decrease of $36,000 or 1.1 percentage points is mainly attributable to the Company’s strategy to maintain volume in the Puerto Rico market by keeping its pricing competitiveness.

Selling, General and Administrative Expenses. Total expenses were approximately $816,000 for the first quarter of 2008, an increase of approximately $130,000, or 19% over the same period last year. This increase resulted mainly from the increase in the monthly lease payments for our new main headquarters facility, development expenses for our new microbiology laboratory, and start-up expenses incurred for our Ireland operation.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made. The last installment under the plan and agreement of merger is due January 25, 2009.

Income Taxes Expense. For the current fiscal year we are no longer subject to a 2.5% additional special tax imposed by the Puerto Rico Act No. 41 of August 1, 2005. Therefore, for fiscal year 2008 our statutory tax rate in Puerto Rico has decreased to 39% from 41.5% last year. The decrease on income taxes expense is attributable to this factor and the decrease of income before income tax.

Net Income . As a result of the decrease in gross margin, and the increase in selling, general and administrative expenses, which were offset by the favorable variances in interest expense, interest income and statutory tax rate, our net income for the three-month period ended January 31, 2008 decreased to approximately $283,000, or $0.01 per share (basic) and $0.01 per share (diluted), a decline of approximately $46,000, or 14%, from net income of $329,000, or $0.02 per share (basic) and $0.01 per share (diluted), for the three-month period ended January 31, 2007.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the quarter ended January 31, 2008, we have generated approximately $1 million from operations and working capital of approximately $1.3 million, notwithstanding our current liability of $5.3 million due to our chief executive officer arising from our acquisition of Pharma-PR in January 2006. These obligations represent the present value of a payment of $2,750,000, which was made in February 2008, and a final payment of $2,750,000, that is due on January 25, 2009.

We are pursuing possible opportunities of expanding our operations beyond Puerto Rico, and in furtherance of this plan, we have set up facilities in Ireland to offer our services to companies in the pharmaceutical and related industries in Ireland. To the extent that we are able to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of cash flow from operations. Present cash outlays for our Ireland operation have not been significant.

Our primary cash needs consist of payment of compensation to our professional staff, overhead expenses, statutory taxes, and payments pursuant to the Agreement terms for the acquisition of Pharma-PR.

Management believes that based on current levels of operations and anticipated growth and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay the installments due pursuant to the agreement relating to the acquisition of Pharma-PR, for the next twelve months.

While uncertainties relating to competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base and to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Further, our business will be affected to the extent that pharmaceutical companies reduce the scope of, or terminate their operations in Puerto Rico. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-KSB for the year ended October 31, 2007 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB and in our other filings with the SEC. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

PHARMA-BIO SERV, INC.

/s/ Elizabeth Plaza
Elizabeth Plaza Chief Executive Officer

/s/ Pedro J. Lasanta
Pedro J. Lasanta Chief Financial Officer

Dated: March 17, 2008