Form 10QSB
period 2008-04-30
Pharma-Bio Serv, Inc.
filed 2008-06-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
☐ Yes ☒ No
The number of shares outstanding of the registrant's Common Stock as of June 13, 2008 was 19,615,539.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED APRIL 30, 2008

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheet as of April 30, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods and six-month periods ended April 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods and six-month periods ended April 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended April 30, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis	17

Item 3 - Controls and Procedures	21

PART II OTHER INFORMATION

Item 6 – Exhibits	22

SIGNATURES	23

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheet (Unaudited)
April 30, 2008

ASSETS:
Current assets
Cash and cash equivalents	$2,359,668
Accounts receivable	3,234,395
Other	173,564
Total current assets	5,767,627

Property and equipment	1,550,670
Other assets, mainly intangible assets	96,586
Total assets	$7,414,883

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$49,377
Accounts payable and accrued expenses	1,220,811
Due to affiliate	2,616,930
Income taxes payable	566,580
Total current liabilities	4,453,698
Long-term liabilities	103,984
Total liabilities	4,557,682

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 19,615,539 shares	1,961
Additional paid-in capital	190,422
Retained earnings	2,674,171
Accumulated other comprehensive loss	(9,353)
Total stockholders' equity	2,857,201
Total liabilities and stockholders' equity	$7,414,883

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income (Unaudited)
For the Three-Month and the Six-Month Periods Ended April 30, 2008 and 2007

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
REVENUES	$3,697,793	$4,158,764	$7,302,096	$7,755,138

COST OF SERVICES	2,339,994	2,397,629	4,581,876	4,595,451

GROSS PROFIT	1,357,799	1,761,135	2,720,220	3,159,687

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	686,014	788,521	1,501,924	1,474,550

INCOME FROM OPERATIONS	671,785	972,614	1,218,296	1,685,137

OTHER INCOME (EXPENSES):
Interest expense	(45,208)	(84,556)	(133,318)	(213,802)
Interest income	14,457	21,797	57,872	43,754
Loss on disposition of property and equipment	-	(5,798)	-	(25,661)
	(30,751)	(68,557)	(75,446)	(195,709)

INCOME BEFORE TAXES	641,034	904,057	1,142,850	1,489,428

INCOME TAXES	295,850	385,745	514,943	641,700

NET INCOME	$345,184	$518,312	$627,907	$847,728

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.03	$0.03	$0.04

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.03	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,615,539	19,615,539	19,615,539	19,162,866

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,075,707	22,120,730	22,114,006	21,897,862

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month and the Six-Month Periods Ended April 30, 2008 and 2007

	Three months ended April 30,				Six months ended April 30,
	2008		2007		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$345,184		$518,312		$627,907		$847,728
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment		-		5,798		-		25,661
Stock-based compensation		41,705		26,352		75,018		65,374
Depreciation and amortization		53,272		53,160		103,699		107,657
Imputed interest expense		42,911		82,118		129,166		208,729
(Increase) decrease in accounts receivable		(73,914)		23,370		326,314		1,784,616
Decrease in other assets		42,576		200,876		96,784		249,536
Increase (decrease) in liabilities		(502,674)		243,834		(395,346)		532,323
NETNET CASH PROVIDED BY OPERATING ACTIVITIES		(50,941)		1,153,820		963,541		3,821,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(180,215)		(7,859)		(624,257)		(18,080)

NET CASH USED IN INVESTING ACTIVITIES		(180,215)		(7,859)		(624,257)		(18,080)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease		(11,777)		(9,622)		(21,982)		(19,048)
Payments to affiliate		(2,750,000)		(250,000)		(2,750,000)		(2,750,000)
NET CASH USED IN FINANCING ACTIVITIES		(2,761,777)		(259,622)		(2,771,982)		(2,769,048)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(2,992,933)		886,339		(2,432,698)		1,034,496

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		5,352,601		2,423,192		4,792,366		2,275,035

CASH AND CASH EQUIVALENTS – END OF PERIOD		$2,359,668		$3,309,531		$2,359,668		$3,309,531
SUPPLEMENTAL DISCLOURES OFCASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes		$372,067		$150,000		$372,067		$150,000
Interest		$347,431		$5,073		$349,285		$508,781

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process		$72,212	$			$161,518	$
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$			$45,212	$			$53,573
Obligations under capital lease incurred for the acquisition of a vehicle	$		$			$33,695	$
Conversion of cashless exercises warrants to shares of common stock	$		$		$			$130

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Six-Month Period Ended April 30, 2008

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2007	19,615,539	$1,961	-	$-	$115,404	$2,046,264	$3,554	$2,167,183

STOCK-BASED COMPENSATION	-	-	-	-	75,018	-	-	75,018

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	627,907	-	627,907

OTHER COMPREHENSIVE LOSS:
F FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(12,907)	(12,907)
OTHER COMPREHENSIVE LOSS								(12,911)
COMPREHENSIVE INCOME								615,000

BALANCE AT APRIL 30, 2008	19,615,539	$1,961	-	$-	$190,422	$2,674,171	$(9,353)	$2,857,201

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements (Unaudited)
For the Three-Month and Six-Month Periods Ended April 30, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), a Puerto Rico corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), a majority owned Irish corporation. Pharma-Bio, Pharma-PR and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements for the three-month and six-month periods ended on April 30, 2008 and 2007 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

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

Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present.

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

Income Per Share of Common Stock

Basic income per share of common stock is calculated dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents.

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

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the condensed consolidated statements of income were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the April 30, 2007 interim condensed consolidated financial statements to conform them to the April 30, 2008 interim condensed consolidated financial statements presentation. Such reclassifications do not have a material effect on net income as previously reported.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date, if any.

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

The implementation of this Statement had no significant effect on the Company’s consolidated financial statements.

5. In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard had no significant effect on the Company's results of operations or its financial condition.

6. Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at April 30, 2008 consists of the following:

	Useful life (years)	Amount
Vehicles under capital leases	5	$255,129
Leasehold improvements	5	19,279
Computers	3	212,862
Equipment	3-5	124,402
Furniture and fixtures	10	68,509
Projects in progress	-	1,262,121
Total		1,942,302
Less: Accumulated depreciation and amortization		(391,632)
Property and equipment, net		$1,550,670

NOTE D - OTHER ASSETS

At April 30, 2008, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $48,333	$51,667
Customer-related intangibles, net of accumulated amortization of $116,667	33,333
Other assets	11,586
$96,586

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

Intangible assets amortization expense for each of the three-month periods ended on April 30, 2008 and 2007 amounted to $17,500, and for each of the six-month periods ended April 30, 2008 and 2007 amounted to $35,000.

NOTE E - LINE-OF-CREDIT

The Company has available an unsecured line-of-credit with a financial institution, which provides for borrowings up to $250,000. This line of credit may be used as working capital whenever the Company’s bank account cannot meet its daily cash requirements. Interest on advances obtained from this line-of-credit will be paid at 2% over the bank’s prevailing prime rate. During the six-months period ended April 30, 2008 the line-of-credit was not used.

NOTE F - INCOME TAXES

As substantially all operations are being carried on by the Puerto Rico subsidiary, the Company's taxable income is subject to the Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, for the year ended October 31, 2007, the Company was subject to an additional 2.5% special tax as imposed to corporations and partnerships by Puerto Rico Act No. 41of August 2005, as amended by Act No. 244 of November 2006.

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

As of April 30, 2008, the Company has not recognized deferred income taxes on $2,849,444 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $284,944 tollgate tax.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$277,499	$375,184	$493,278	$618,113

Permanent differences, net	18,351	10,561	21,665	23,587

Income tax expense	$295,850	$385,745	$514,943	$641,700

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest determined in accordance with Section 1274 of the Internal Revenue Code. As of April 30, 2008 two installments were paid.

Outstanding installments as of April 30, 2008:

Installment due January 25, 2009	$2,750,000
Less: imputed interest	(133,070)
Present value of minimum payment, due within one year	$2,616,930

NOTE H - LEASE COMMITMENTS

Capitalized lease obligations - As of April 30, 2008, the Company leases vehicles under non-cancelable capital leases with a cost of $255,129 (accumulated depreciation of $134,976). Amortization expense for these assets amounted to $12,757 and $11,072 in the three-month periods ended April 30, 2008 and 2007, respectively, and $23,828 and $22,144 in the six-month periods ended April 30, 2008 and 2007, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at April 30, 2008:

Twelve months ending April 30,	Amount
2009	$56,294
2010	78,028
2011	17,439
2012	8,054
2013	6,042
Total future minimum lease payments	165,857
Less: Amount of imputed interest	(12,496)
Present value of future minimum lease payments	153,361
Current portion of obligation under capital leases	(49,377)
Long-term portion	$103,984

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements.

In February 2007, the Company entered into a lease agreement with an affiliate of the chief executive officer for the new headquarters and laboratory testing facilities in Dorado, Puerto Rico. The lease agreement is for a term of five years with monthly rental payments of $18,750, $19,687, $20,672, $21,705 and $22,791 for each of the years under the lease. The lease agreement ends in January 2012 and provides a five year-renewal option. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. Through January 2007, a different smaller facility was leased from the same entity.

In August 2007, the Company renewed its lease agreement for office facilities in Limerick, Pennsylvania. The lease agreement was renewed for a term of three years with monthly rental payments of $1,050, $1,100, and $1,150; for each of the years under the lease which ends in July 2010.

The Company maintains office facilities in Cork, Ireland. The facilities are under a month-to-month lease with monthly payments of approximately $750.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of April 30, 2008 are:

Amount
2009	$252,253
2010	264,813
2011	267,171
2012	205,117
Total minimum lease payments	$989,354

Rent expense during the three-month periods ended April 30, 2008 and 2007 was $102,900 and $70,913, respectively, and $189,249 and $89,063 for the six-month periods ended April 30, 208 and 2007, respectively.

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

Effective November 1, 2006, the Company adopted the provisions of SFAS No.123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”). The Company recognizes stock-based compensation based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of services	$15,062	$10,184	$30,588	$42,090
Selling, general and administrative	26,643	16,168	44,430	23,284
Stock-based compensation before tax	41,705	26,352	75,018	65,374
Income tax benefit	-	-	-	-
Net stock-based compensation expense	$41,705	$26,352	$75,018	$65,374

 During the six-month period ended in April 30 2008, in accordance with the 2005 Long-Term Incentive Plan, the Company awarded stock options to certain employees, executives and directors to purchase an aggregate of 700,000 shares of common stock.

NOTE J – WARRANTS

At April 30, 2008 the Company had outstanding warrants to purchase 12,188,892 shares of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share for the three-month periods and six-month periods ended in April 30, 2008 and 2007.

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net income available to common equity holders - used to compute basic and diluted earning per share	$345,184	$518,312	$627,907	$847,728
Weighted average number of common shares - used to compute basic earning per share	19,615,539	19,615,539	19,615,539	19,162,866
Effect of warrants to purchase common stock	2,460,168	2,505,191	2,497,167	2,734,996
Effect of options to purchase common stock	-	-	1,300	-
Weighted average number of shares - used to compute dilute earning per share	22,075,707	22,120,730	22,114,006	21,897,862

Warrants for 9,439,292 for the purchase of shares of common stock for the three-month and six-month periods ended in April 30, 2008 and 2007, were not included in computing diluted earning per share because, their effects were antidilutive. In addition, options for the purchase of common stock in the amount of 1,506,772 and 1,413,090 for the three-month periods ended in April 30, 2008 and 2007, respectively and 1,266,772 and 1,143,090 for the six-month periods ended April 30, 2008 and 2007, respectively, were not included in computing diluted earning per share because their effects were antidilutive.

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

The Company provides a substantial portion of its services to four customers, which account 10% or more of our revenues in either the three-month and six month periods ended April 30, 2008 or 2007. During the three-month period ended April 30, 2008 revenues from these customers were 30%, 26%, 8% and 0%, or a total of 64%, as compared to the same period last year for 6%, 28%, 6% and 28%, or a total of 68%, respectively. For the six-month period ended April 30, 2008 revenues from these customers were 28%, 26%, 11% and 0%, or a total of 65%, as compared to the same period last year for 3%, 25%, 6% and 31%, or a total of 65%, respectively. At April 30, 2008 amounts due from these customers represent 51% of total accounts receivable balance.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three-month periods ended April 30, 2008 and 2007 were $14,789 and $14,953, respectively; $30,630 and $28,554, for the six-month period ended April 30, 2008 and 2007, respectively.

Item 2. Management's Discussion and Analysis

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-KSB for the year ended October 31, 2007. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see "Forward Looking Statements” below.

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

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues) from fixed-fee contracts or from “not to exceed” contracts, which are generally short-term contracts, in which the value of the contract to us cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of compliance and validation professional resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to the management and monitoring of the project progress. If we underestimate our costs on any contract, we would sustain a loss on the contract.

We believe the most significant factors to achieving future business growth are our ability to (a) continue to provide quality value-added validation and compliance services to our clients; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand our products and services to address the expanding compliance needs of the clients; and (d) expand our market presence, into the United States, Europe and possibly other emerging pharmaceutical markets, in order to respond to the international validation and compliance demands of our clients. Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that the Puerto Rico’s current economic problems affect the decision of our customers and potential customers to locate in Puerto Rico or to continue or expand their existing operations.

Recently, some of our clients, mostly triggered by worldwide operations consolidation, have reduced or discontinued some or all of their Puerto Rico operations. Our strategy to penetrate the United States market has been successful in gaining new customers and revenues, and has also partially offset the Puerto Rico market decline in revenues in the six months ended April 30, 2008 by approximately $1.5million, for a total net revenue decrease in that period of approximately $0.4 million. In order to maintain volume in the Puerto Rico market we are constantly ensuring that we are price competitive and have adjusted our pricing and gross margin structure accordingly. This strategy has affected our net gross margin by decreasing it by approximately 3.4 percentage points over the six month ended in April 30, 2008 when compared to the same period last year. In order to mitigate our gross margin decline we have started to implement cost containment measures within the quarter ended April 30, 2008.

We have plans during our third quarter of 2008 to refocus our Puerto Rico operations strategy and reduce its overhead costs accordingly. In addition, we will continue pursuing new markets as part of our growth strategy.

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

As part of our growth strategy and our plans to enter new markets, we have invested in our infrastructure to support our expansion plans. This investment includes facilities, systems and, the strengthening of our executive staff to support our new laboratory facility, our market expansions in the United States, and most recently, Europe. In addition, we will invest a total of approximately $1.4 million in equipment and improvements for a new microbiological testing lab which is scheduled to open during our fiscal year 2008. As of April 30, 2008, we have invested approximately $1.2 million and have budgeted the balance for the remaining of our fiscal year 2008. Our new microbiological testing facility will incorporate the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. We will offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries.

Although few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. For the six-month periods ended April 30, 2008 and 2007, four customers accounted for approximately 65% of revenue, in both periods. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably.

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

The principal components of our costs of revenue are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. In order to maintain our pricing competitive and minimize the impact in our margins, we deal with increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiate, where applicable, rates with the resource, (iii) subcontract labor and, (iv) negotiate and pass rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that we will continue to be able to do so.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2008, by geographic regions (dollars in thousands).

	Three months ended April 30, 2008		Six months ended April 30, 2008
	Revenues	Percent	Revenues	Percent
Revenues by Region
Puerto Rico	$2,561	69.3%	$5,285	72.4%
United States	1,111	30.0%	1,991	27.2%
Ireland	26	0.7%	26	0.4%
	$3,698		$7,302

On August 2007, Pharma-PR filed in Puerto Rico an application for tax exemption under Act 135 of December 2, 1997. The exemption, if granted, may provide relief on various Puerto Rico taxes, including income tax, mostly for our new microbiological testing facility. The application obtained the favorable endorsement from the Puerto Rico Industrial Development Company, but still needs final approval from the Puerto Rico Department of Treasury and the Puerto Rico Department of State. In May 2008 a new tax incentive law (“Act 73”) was enacted. The Company plans to convert the application for tax exemption or grant under the old Act 135 to the new Act 73. If granted, the Company will enjoy exemption of various taxes, including income tax, in additional operating activities.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2008 to the critical accounting policies reported in our Annual report on Form 10-KSB for the fiscal year ended October 31, 2007.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2008 and 2007, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2008		2007		2008		2007
Revenues	$3,698	100.0%	$4,159	100.0%	$7,302	100.0%	$7,755	100.0%
Cost of services	2,340	63.3%	2,398	57.7%	4,582	62.7%	4,595	59.3%
Gross profit	1,358	36.7%	1,761	42.3%	2,720	37.3%	3,160	40.7%
Selling, general and administrative costs	686	18.6%	788	18.8%	1,502	20.6%	1,475	19.0%
Interest expense	45	1.2%	85	2.0%	133	1.8%	214	2.8%
Interest income	14	-0.4%	22	-0.5%	58	-0.8%	44	-.06%
Loss on disposition of property	-	0.0%	6	0.1%	-	0.0%	26.03%
Income before income taxes	641	17.3%	904	21.8%	1,143	15.7%	1,489	19.2%
Income tax expense	296	8.0%	386	9.3%	515	7.1%	642	8.3%
Net income	345	9.3%	518	12.5%	628	8.6%	847	10.9%

Revenues. Revenues for the quarter ended April 30, 2008 were $3.7 million, a net decrease of approximately $0.4 million or 11.1%, when compared to the same quarter last year. The reduction is mainly attributable to the decrease of approximately $1.2 million in the Puerto Rico market service revenue, partially offset by gains in the United States market of approximately $0.8 million.

For the six-month period ended April 30, 2008 service revenues were $7.3 million, a net decrease of approximately $0.4 million or 5.8% from the comparable six-month period last year. The decrease in Puerto Rico market service revenues by approximately $1.9 million was partially offset by gains in the United States market of approximately $1.5 million.

Service revenue gains in the United States market are attributable to the company’s strategy to enter in new markets. This strategy has partially offset the service revenue loss sustained in the Puerto Rico market. Decreases in the Puerto Rico market service revenue are mostly due to closing and decrease in operations of some pharmaceutical plants located in Puerto Rico, triggered by operations consolidation.

 Cost of revenues; gross margin. The gross margin decreased by 5.6 and 3.4 percent points in the three-month and six-month periods ending April 30,2008, respectively, when compared to the same periods last year. The net gross margin reduction is mainly attributable to our strategy to maintain volume in the Puerto Rico market by keeping its pricing competitiveness.

Selling, General and Administrative Expenses. Selling, general and Administrative expenses were approximately $686,000 and $1,502,000 for the three-month and six-month periods ended in April 30, 2008, respectively. These expenses represent a decrease of approximately $102,000 and an increase of $27,000 for the three-month and six-month periods ended in April 30, 2008, respectively, to the same period last year. Expense containment measures implemented in the quarter ended April 30, 2008, geared to offset the Puerto Rico market revenue decline, have favorably affected the quarter ended April 30, 2008 and the trend for the six-month period ended April 30, 2008.

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

Net Income. Our net income for the three-month and six-month periods ended in April 30, 2008 were approximately $345,000 and $628,000, respectively, a decline to last year comparable periods for approximately $173,000 and $219,000, or 33% and 26%, respectively.

For the three-month and six-month periods ended in April 30, 2008 earnings per common share (basic and diluted) were $0.02 and $0.03, respectively, while last year comparable three-month period was $0.03 per share (basic) and $0.02 per share (diluted), and in the six-month period was $0.04 (basic and diluted).

Our net income was affected by the decrease in gross margin, cost containment measures in selling, general and administrative expenses, partially offset by the favorable variances in interest expense, interest income and statutory tax rate.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2008 we have generated cash flow from operations of approximately $1 million and working capital of approximately $1.3 million, notwithstanding within the same period we have invested in a laboratory facility approximately $ 1 million, and have made a payment of $2.75 million pursuant the 2006 Pharma-PR acquisition agreement. Under the agreement, a final payment of $2.75 million is due on January 25, 2009.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e), were effective as of the end of the period covered by this quarterly report.

During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMA-BIO SERV, INC.

/s/ Elizabeth Plaza
Elizabeth Plaza Chief Executive Officer (Principal Executive Officer)

/s/ Pedro J. Lasanta
Pedro J. Lasanta Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 16, 2008