Form 10QSB
period 2008-07-31
Pharma-Bio Serv, Inc.
filed 2008-09-15
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, Industrial Zone Lot 14, Barrio Higuillar, Dorado, Puerto Rico 00646
(Address of Principal Executive Offices)

787-278-2709
(Issuer's Telephone Number, Including Area Code)

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's Common Stock as of September 12, 2008 was 20,751,215.

PHARMA-BIO SERV, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JULY 31, 2008

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheet as of July 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods and nine-month periods ended July 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods and nine-month periods ended July 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine-month period ended July 31, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis	17

Item 3 - Controls and Procedures	22

PART II OTHER INFORMATION

Item 6 – Exhibits	23

SIGNATURES	24

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheet (Unaudited)
July 31, 2008

ASSETS:
Current assets
Cash and cash equivalents	$2,207,077
Accounts receivable	4,100,799
Other	232,882
Total current assets	6,540,758

Property and equipment	1,555,205
Other assets, mainly intangible assets	80,625
Total assets	$8,176,588

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$50,285
Accounts payable and accrued expenses	1,330,407
Due to affiliate	2,661,531
Income taxes payable	246,000
Total current liabilities	4,288,223
Long-term liabilities	91,072
Total liabilities	4,379,295

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075
Additional paid-in capital	615,123
Retained earnings	3,189,049
Accumulated other comprehensive loss	(8,954)
Total stockholders' equity	3,797,293
Total liabilities and stockholders' equity	$8,176,588

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income (Unaudited)
For the Three-Month and the Nine-Month Periods Ended July 31, 2008 and 2007

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
REVENUES	$4,191,873	$4,540,730	$11,493,969	$12,295,868

COST OF SERVICES	2,547,992	2,512,377	7,129,868	7,107,828

GROSS PROFIT	1,643,881	2,028,353	4,364,101	5,188,040

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	802,194	761,629	2,304,118	2,236,180

INCOME FROM OPERATIONS	841,687	1,266,724	2,059,983	2,951,860

OTHER INCOME (EXPENSES):
Interest expense	(46,670)	(88,546)	(179,988)	(302,348)
Interest income	11,492	24,090	69,364	67,845
Loss on disposition of property and equipment	-	-	-	(25,661)
	(35,178)	(64,456)	(110,624)	(260,164)

INCOME BEFORE TAXES	806,509	1,202,268	1,949,359	2,691,696

INCOME TAXES	291,631	507,740	806,574	1,149,440

NET INCOME	$514,878	$694,528	$1,142,785	$1,542,256

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.04	$0.06	$0.08

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.03	$0.05	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	19,892,186	19,615,539	19,708,428	19,315,415

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,210,816	22,067,885	22,153,259	22,092,848

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month and the Nine-Month Periods Ended July 31, 2008 and 2007

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$514,878	$694,528	$1,142,785		$1,542,256
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment	-	-	-		25,661
Stock-based compensation	41,954	26,537	116,972		91,911
Depreciation and amortization	54,046	51,913	157,745		159,570
Imputed interest expense	44,600	86,302	173,766		295,031
(Increase) decrease in accounts receivable	(866,618)	(561,348)	(540,304)		1,223,268
(Increase) decrease in other assets	(60,453)	(66,738)	36,331		182,798
Increase (decrease) in liabilities	(210,727)	(219,739)	(528,861)		312,584
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(482,320)	11,455	558,434		3,833,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,128)	(22,090)	(742,598)		(40,170)

NET CASH USED IN INVESTING ACTIVITIES	(41,128)	(22,090)	(742,598)		(40,170)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	382,861	-	382,861		-
Payments on obligations under capital lease	(12,004)	(9,815)	(33,986)		(28,863)
Payments to affiliate	-	-	(2,750,000)		(2,750,000)
NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES	370,857	(9,815)	(2,401,125)		(2,778,863)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,591)	(20,450)	(2,585,289)		1,014,046

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,359,668	3,309,531	4,792,366		2,275,035

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,207,077	$3,289,081	$2,207,077		$3,289,081

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$616,981	$593,329	$1,005,323		$743,329
Interest	$2,070	$2,245	$351,356		$511,026
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$-	$-	$84,306		$-
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$-	$-		$53,573
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$33,695		$-
Conversion of cashless exercises warrants to shares of common stock	$-	$-	-	$	$ 130

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine-Month Period Ended July 31, 2008

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2007	19,615,539	$1,961	-	$-	$115,404	$2,046,264	$3,554	$2,167,183

CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,135,676	114	-	-	382,747	-	-	382,861

STOCK-BASED COMPENSATION	-	-	-	-	116,972	-	-	116,972

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	1,142,785	-	1,142,785

OTHER COMPREHENSIVE LOSS:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(12,508)	(12,508)
OTHER COMPREHENSIVE LOSS								(12,508)
COMPREHENSIVE INCOME								1,130,277

BALANCE AT JULY 31, 2008	20,751,215	$2,075	-	$-	$615,123	$3,189,049	$(8,954)	$3,797,293

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements (Unaudited)
For the Three-Month and Nine-Month Periods Ended July 31, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), a majority owned Irish corporation. Pharma-Bio, Pharma-PR, Pharma-US and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-US is a wholly owned subsidiary, which was organized in Delaware in July 2008. As of July 31, 2008, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements for the three-month and nine-month periods ended on July 31, 2008 and 2007 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B pertaining to interim financial statements and reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 10% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a fixed-fee or “not to exceed” contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2007 interim condensed consolidated financial statements to conform them to the July 31, 2008 interim condensed consolidated financial statements presentation. Such reclassifications do not have a material effect on net income as previously reported.

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

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at July 31, 2008 consists of the following:

	Useful life (years)	Amount
Vehicles under capital leases	5	$255,129
Leasehold improvements	5	19,279
Computers	3	217,366
Equipment	3-5	121,622
Furniture and fixtures	10	68,509
Projects in progress	-	1,301,478
Total		1,983,383
Less: Accumulated depreciation and amortization		(428,178)
Property and equipment, net		$1,555,205

NOTE D - OTHER ASSETS

At July 31, 2008, non-current other assets include the following:

Intangible assets:
Covenant not to compete, net of accumulated amortization of $53,333	$46,667
Customer-related intangibles, net of accumulated amortization of $129,167	20,833
Other assets	13,125
$80,625

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

Intangible assets amortization expense for each of the three-month periods ended on July 31, 2008 and 2007 amounted to $17,500, and for each of the nine-month periods ended July 31, 2008 and 2007 amounted to $52,500.

NOTE E - LINE-OF-CREDIT

The Company has available an unsecured line-of-credit with a financial institution, which provides for borrowings up to $250,000. This line of credit may be used as working capital whenever the Company’s bank account cannot meet its daily cash requirements. Interest on advances obtained from this line-of-credit will be paid at 2% over the bank’s prevailing prime rate. At no time during the nine-month period ended July 31, 2008 was the line-of-credit used.

NOTE F - INCOME TAXES

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for the Company's new microbiological testing facility and service activities outside of Puerto Rico. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%.

For fiscal year 2008 Pharma-PR operations not covered in the exempt activities of the Grant are subject to the Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, for the year ended October 31, 2007, the Company was subject to an additional 2.5% special tax as imposed to corporations and partnerships by Puerto Rico Act No. 41of August 2005, as amended by Act No. 244 of November 2006.

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

As of July 31, 2008, the Company has not recognized deferred income taxes on $3,393,976 of undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $339,397 tollgate tax.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the applicable statutory tax rate in Puerto Rico were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$275,529	$498,941	$768,807	$1,117,054

Permanent differences, net	16,102	8,799	37,767	32,386

Income tax expense	$291,631	$507,740	$806,574	$1,149,440

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest. As of July 31, 2008 two installments were paid.

Outstanding installment as of July 31, 2008:

Installment due January 25, 2009	$2,750,000
Less: imputed interest	(88,469)
Present value of minimum payment, due within one year	$2,661,531

NOTE H - LEASE COMMITMENTS

Capitalized lease obligations - As of July 31, 2008, the Company leases vehicles under non-cancelable capital leases with a cost of $255,129 (accumulated depreciation of $147,732). Amortization expense for these assets amounted to $12,757 and $11,072 in the three-month periods ended July 31, 2008 and 2007, respectively, and $36,585 and $33,216 in the nine-month periods ended July 31, 2008 and 2007, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at July 31, 2008:

Twelve months ending July 31,	Amount
2009	$56,294
2010	72,175
2011	11,232
2012	8,054
2013	4,028
Total future minimum lease payments	151,783
Less: Amount of imputed interest	(10,426)
Present value of future minimum lease payments	141,357
Current portion of obligation under capital leases	(50,285)
Long-term portion	$91,072

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2008 are:

Amount
2009	$255,356
2010	268,064
2011	266,977
2012	136,744
Total minimum lease payments	$927,141

Rent expense during the three-month periods ended July 31, 2008 and 2007 was $114,652 and $69,807, respectively, and $303,900 and $158,870 for the nine-month periods ended July 31, 2008 and 2007, respectively.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors. The 2005 plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Effective November 1, 2006, the Company adopted the provisions of SFAS No.123R, “Share-Based Payment” (“SFAS 123R”), and S.E.C. Staff Accounting Bulletin No. 107 (“SAB 107”). The Company recognizes stock-based compensation based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited.

The following table presents the stock-based compensation included in the Company’s consolidated statement of income:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of services	$15,397	$9,824	$45,985	$51,914
Selling, general and administrative	26,556	16,713	70,987	39,997
Stock-based compensation before tax	41,953	26,537	116,972	91,911
Income tax benefit	-	-	-	-
Net stock-based compensation expense	$41,953	$26,537	$116,972	$91,911

 During the nine-month period ended in July 31, 2008, in accordance with the 2005 Long-Term Incentive Plan, the Company awarded stock options to certain employees, executives and directors to purchase an aggregate of 370,000 shares of common stock.

NOTE J – WARRANTS

At July 31, 2008 the Company had outstanding warrants to purchase 11,053,216 shares of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

Warrants for the purchase of 466,667 and 669,009 common shares with exercise prices of $0.7344 and $0.06, respectively, were exercised by two warrant holders in July 2008. Proceeds in excess of the common shares’ par value were recorded in the accounting records as Additional Paid-in Capital.

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net income available to common equity holders - used to compute basic and diluted earnings per share	$514,878	$694,528	$1,142,785	$1,542,256
Weighted average number of common shares - used to compute basic earnings per share	19,892,186	19,615,539	19,708,428	19,315,415
Effect of warrants to purchase common stock	2,318,630	2,452,346	2,444,831	2,777,433
Effect of options to purchase common stock	-	-	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,210,816	22,067,885	22,153,259	22,092,848

Warrants for the purchase of 8,972,625 and 9,439,292 shares of common stock for the three-month and nine-month periods ended in July 31, 2008 and 2007, respectively, were not included in computing diluted earnings per share because, their effects were antidilutive. In addition, options for the purchase of 1,506,772 shares of common stock for the three and nine months periods ended in July 31, 2008, and 1,413,090 shares of stock for the three and nine months periods ended in July 31, 2007, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE L - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains cash deposits in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. The money market fund is not insured. No losses have been experienced or are expected on these accounts.

Accounts receivable and revenues

Management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States of America and Ireland. Although few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly.

The Company provides a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either the three-month and nine month periods ended July 31, 2008 or 2007. During the three-month period ended July 31, 2008 revenues from these customers were 31%, 28% and 0%, or a total of 59%, as compared to the same period last year for 16%, 28% and 22%, or a total of 66%, respectively. For the nine-month period ended July 31, 2008 revenues from these customers were 29%, 27% and 0%, or a total of 56%, as compared to the same period last year for 8%, 27% and 27%, or a total of 62%, respectively. At July 31, 2008 amounts due from these customers represented 54% of total accounts receivable balance.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the three-month periods ended July 31, 2008 and 2007 were $15,340 and $18,760, respectively, and $45,970 and $47,314 for the nine-month period ended July 31, 2008 and 2007, respectively.

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

Overview

We are a validation and compliance consulting service firm with headquarters in Puerto Rico, servicing the Puerto Rico, the United States and Europe markets. The validation and compliance consulting service market in those markets consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance and validation consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 145 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues) from fixed-fee contracts or from “not to exceed” contracts, which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of compliance and validation professionals and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to the management and monitoring of the project progress. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

We believe the most significant factors to achieving future business growth are our ability to (a) continue to provide quality value-added validation and compliance services to our clients; (b) recruit and retain highly educated and experienced validation and compliance professionals; (c) further expand our products and services to address the expanding compliance needs of the clients; and (d) expand our market presence into the United States, Europe and possibly other emerging pharmaceutical markets, in order to respond to the international validation and compliance demands of our clients. Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that the Puerto Rico’s current economic problems affect the decision of our customers and potential customers to locate in Puerto Rico or to continue or expand their existing operations.

On July 1, 2008 the Company received certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). In line with the strategy to penetrate the United States market, the certification will allow the Company to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on July 1, 2009.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and United States, which provides us access to affiliated companies in other markets. We see opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility.

As part of our growth strategy and our plans to enter new markets, we have invested in our infrastructure to support our expansion plans. This investment includes facilities, systems and, the strengthening of our executive staff to support our new laboratory facility, our market expansions in the United States, and most recently, Europe. In addition, by the end of fiscal year 2008 we will invest a total of approximately $1.4 million in equipment and improvements for a new microbiological testing laboratory (“the Lab”). As of July 31, 2008, we have invested approximately $1.3 million and have budgeted the balance for the remaining of our fiscal year 2008. Our new Lab facility incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. We offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. During the quarter ended July 31 2008, as part of the development of the Lab, the Lab has been subject to audits by potential customers. These audits are part of the industry vendor certification process standards for quality related services.

Recently, some of our clients, mostly triggered by worldwide operations consolidation, have reduced or discontinued some or all of their Puerto Rico operations. Our strategy to penetrate the United States market has been successful in gaining new customers and revenues, and has also partially offset the Puerto Rico market decline in revenues in the nine months ended July 31, 2008 by approximately $1.8 million, for a total net revenue decrease in that period of approximately $0.8 million. In order to maintain volume in the Puerto Rico market we are constantly ensuring that we are price competitive and have adjusted our pricing and gross margin structure accordingly. In addition, we have implemented cost containment measures, refocused our Puerto Rico operations strategy and reduce its overhead costs.

Our client base, for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. For the nine-month periods ended July 31, 2008 and 2007, three customers accounted for approximately 59% and 55% of revenue, respectively. The loss of or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

The principal components of our costs of services are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact in our margins, we deal with increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiate, where applicable, rates with the resource, (iii) subcontract labor and, (iv) negotiate and pass rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that we will continue to be able to do so.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2008, by geographic regions (dollars in thousands).

	Three months ended July 31, 2008		Nine months ended July 31, 2008
	Revenues	Percent	Revenues	Percent
Revenues by Region
Puerto Rico	$2,888	68.9%	$8,173	71.1%
United States	1,218	29.0%	3,209	27.9%
Ireland	86	2.1%	112	1.0%
	$4,192		$11,494

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for the Company's new microbiological testing facility and service activities outside of Puerto Rico. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%. For the nine months ended in July 31, 2008 the Grant represented savings of approximately $40,000 on income taxes mostly related to the Company’s activities rendered from Puerto Rico to the US market. In May 28, 2008 a new tax incentive law (“Act No. 73”) was enacted in Puerto Rico. The Company is considering whether to convert the Grant to the provisions of Act No. 73.  If converted and granted, the Company might enjoy additional exemptions of various taxes and certain tax credits.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2008 to the critical accounting policies reported in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2008 and 2007, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2008		2007		2008		2007
Revenues	$4,192	100.0%	$4,540	100.0%	$11,494	100.0%	$12,296	100.0%
Cost of services	2,548	60.8%	2,512	55.3%	7,130	62.0%	7,108	57.8%
Gross profit	1,644	39.2%	2,028	44.7%	4,364	38.0%	5,188	42.2%
Selling, general and administrative costs	802	19.1%	762	16.8%	2,304	20.0%	2,236	18.2%
Interest expense	46	1.1%	88	1.9%	180	1.6%	302	2.5%
Interest income	11	-0.3%	24	-0.5%	69	-0.6%	68	-0.6%
Loss on disposition of property	-	0.0%	-	0.0%	-	0.0%	26	0.2%
Income before income taxes	807	19.3%	1,202	26.5%	1,949	17.0%	2,692	21.9%
Income tax expense	292	7.0%	508	11.2%	806	7.0%	1,150	9.4%
Net income	515	12.3%	694	15.3%	1,143	10.0%	1,542	12.5%

Revenues. Revenues for the quarter ended July 31, 2008 were $4.2 million, a net decrease of approximately $0.3 million or 7.7%, when compared to the same quarter last year. The reduction is mainly attributable to the decrease of approximately $0.8 million in the Puerto Rico market service revenue, partially offset by gains in the United States market of approximately $0.4 million and $0.1 million generated by the Ireland operation.

For the nine-month period ended July 31, 2008 service revenues were $11.5 million, a net decrease of approximately $0.8 million or 6.5% from the comparable nine-month period last year. The decrease in Puerto Rico market service revenues by approximately $2.7 million was partially offset by gains in the United States market of approximately $1.8 million and $0.1 million generated by the Ireland operation.

Service revenue gains in the United States market are attributable to the company’s strategy to enter in new markets. This strategy has partially offset the service revenue loss sustained in the Puerto Rico market. Decreases in the Puerto Rico market service revenue are mostly due to the closing of, or decrease in, operations of some pharmaceutical plants located in Puerto Rico, triggered by operations consolidation.

 Cost of Services; gross margin. The gross margin decreased by 5.5 and 4.2 percent points in the three-month and nine-month periods ending July 31,2008, respectively, when compared to the same periods last year. The net gross margin reduction is mainly attributable to our strategy to maintain volume in the Puerto Rico market by keeping its pricing competitiveness.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $802,000 and $2,304,000 for the three-month and nine-month periods ended in July 31, 2008, respectively. These expenses represent a net increase of approximately $40,000 and $68,000 for the three-month and nine-month periods ended in July 31, 2008, respectively, as compared to the same periods last year. The net increase in expenses is mainly attributable to the new Ireland operation which incurred expenses for approximately $59,000 and $191,000 for the three and nine months periods ended in July 31, 2008, respectively, which were partially offset by expense containment measures implemented during the current fiscal year, geared to offset the Puerto Rico market revenue decline.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made. The last installment under the plan and agreement of merger is due January 25, 2009.

Income Taxes Expense. For the current fiscal year we are no longer subject to a 2.5% additional special tax imposed by the Puerto Rico Act No. 41 of August 1, 2005. Therefore, for fiscal year 2008 our statutory tax rate in Puerto Rico has decreased to 39% from 41.5% last year. In addition, with the recently granted tax exemption the Company benefited by approximately $40,000 in income tax savings. The decrease on income taxes expense is attributable to this factor and the decrease of income before income tax.

Net Income. Our net income for the three-month and nine-month periods ended in July 31, 2008 were approximately $515,000 and $1,143,000, respectively, a decline to last year comparable periods for approximately $179,000 and $399,000, respectively, or 26% for both periods.

For the three-month period ended in July 31, 2008 earnings per common share basic and diluted were $0.03 and $0.02, respectively, a decline in each of them of $0.01 to last year same period. For the nine-month period ended in July 31, 2008 earnings per common share basic and diluted were $0.06 and $0.05, respectively, both declined by $0.02 when compared to the same period last year.

Our net income was affected by the decrease in gross margin, expenses related to our new Ireland operation, partially offset by cost containment measures in selling, general and administrative expenses, favorable variances in interest expense, interest income and statutory tax rate.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2008 we have generated cash flow from operations of approximately $558,000 and working capital of approximately $2.2 million, notwithstanding within the same period we have invested in a laboratory facility approximately $ 1 million, and have made a payment of $2.75 million pursuant the 2006 Pharma-PR acquisition agreement. Under the agreement, a final payment of $2.75 million is due on January 25, 2009.

We are pursuing possible opportunities of expanding our operations beyond Puerto Rico, and in furtherance of this plan, we have set up facilities in Ireland to offer our services to companies in the pharmaceutical and related industries in Ireland. To the extent that we are able to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

Our primary cash needs consist of payment of compensation to our professional staff, overhead expenses, statutory taxes, and payments pursuant to the agreement terms for the acquisition of Pharma-PR.

Management believes that based on current levels of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay the final installment due pursuant to the agreement relating to the acquisition of Pharma-PR, for the next twelve months.

While uncertainties relating to competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unable to expand its customer base or to replace customers upon the completion of contracts, and may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services. Our ability to generate profits may be adversely affected if the market does not accept the Company's existing and future services. In addition, our ability to generate profits may be adversely affected by changes relating to the business of our clients, tax, economic, industry trends and other factors relating to Puerto Rico and other markets in which we do business. If the Company is unable to retain existing key management personnel, such inability may have a significant negative effect on the Company. Further, other material adverse changes affecting our operations or business may have a significant negative effect on the Company. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing and other budgets, which may in turn affect our financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB, and the forward looking statements are qualified in their entirety by reference to the material contained in "Risk Factors" and "Management's Discussion and Analysis" contained in our Form 10-KSB for the year ended October 31, 2007 and in "Management's Discussion and Analysis" in this Form 10-QSB and in our other filings with the SEC. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

3.1	Amendment No. 1 to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 6, 2008)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: September 15, 2008