Form 10-K
period 2008-10-31
Pharma-Bio Serv, Inc.
filed 2009-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, Industrial Zone Lot 14, Barrio Higuillar, Dorado, Puerto Rico	00646 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code 787-278-2709

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2008 (the last business day of the second quarter of the registrant’s current fiscal year), was $11,769,323.

The number of shares of the registrant’s common stock outstanding as of January 26, 2009 was 20,751,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc.

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

Pharma-PR business was established by Elizabeth Plaza as a sole proprietorship in 1993 and incorporated in 1997 to offer consulting services to the pharmaceutical industry. We have successfully grown our business operation by providing quality, value-added consulting services to the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico and the United States.

Our executive offices are located at Pharma-Bio Serv Building, Industrial Zone Lot 14, Barrio Higuillar, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a compliance services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 125 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility and our recently acquired information technology service firm.

We believe the most significant factors to achieving future business growth are our ability to (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced professionals; (iii) further expand our products and services to address the expanding compliance needs of our clients; and (iv) expand our market presence into the United States, Europe and possibly other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients.  Since our business is conducted mainly in Puerto Rico, our business may be affected to the extent that Puerto Rico’s current economic downturn affect the decision of our clients and potential clients to establish operations in Puerto Rico or to continue or expand their existing operations.

Our revenue is derived from time and materials contracts (representing approximately 90% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project, and to a lesser extent (approximately 10% of total revenues) from fixed-fee contracts or from “not to exceed” contracts, which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components of our costs of services are resource compensation (salaries and wages, independent contractors’ fees, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact in our margins, we deal with increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiating, where applicable, rates with the resource, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful.

We have established quality systems for our employees which include:

•	Training Programs - including a Current Good Manufacturing Practices exam prior to recruitment and periodic refreshers;

•
Recruitment Full Training Program - including employee manual, dress code, time sheets and good project management and control procedures, job descriptions, and firm operating and administration procedures;

•	Safety Program - including OSHA, Environmental Health and Safety; and

•	Code of Ethics - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

In addition, we have implemented procedures to respond to client complaints and customer satisfaction survey procedures. As part of our employee performance appraisal annual process, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing new markets as part of our growth strategy. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility and our recently acquired information technology service firm.

As part of our growth strategy and our plans to globalize and enter into new markets, we have invested in our infrastructure to support our expansion plans. We invested approximately $1.3 million in equipment and improvements for our new microbiological testing lab. In addition, in fiscal years 2008 and 2007, we strengthened our executive staff to support our new laboratory facility, our market expansions in the United States, and most recently, Europe. In February 2007, we moved our headquarters to new facilities that house our microbiological testing laboratory, our new customer-specialized training facilities, and our operational and administrative offices.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follow:

•
Continue growth in consulting services in each technical service, quality assurance, regulatory compliance, technology transfer, validation, engineering, laboratory testing and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

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

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which served mainly the United States East Coast market. We are currently hosting our U.S. market expansion plans from this organization.

2007 Entrance to Ireland Market

In September 2007, we entered into the Ireland market through the formation of an 80%-owned subsidiary. We seek to provide the Ireland market the same services we are currently providing in the Puerto Rico and United States markets.

2008 Minority Controlled Company Certification

On July 1, 2008, we received certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). In line with the strategy to penetrate the United States market, the certification will allow us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on July 1, 2009.

2008 Completion of Microbiology Testing Laboratory Facility

In the last quarter of 2008, our new microbiological laboratory (“Lab”) located in Puerto Rico was subject to audits by the FDA and potential customers as part of its development. These audits are part of the industry certification process standards for quality related services, which allows the Lab to offer services to the industry. The Lab, with an investment of $1.3 million, incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. We plan to offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2008 Integratek Acquisition

On December 2008, we acquired through one of our subsidiaries the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. With this acquisition we plan to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in Puerto Rico. These services include regulatory compliance, validation, technology transfer, engineering, safety and environmental, training, project management and process support. We have approximately 25 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies in Puerto Rico. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities primarily in Puerto Rico as well as the United States and other marketplaces. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, who accounted for 10% or more of our revenues in the years ended October 31, 2008 and 2007. During the years ended October 31, 2008 and 2007, these customers accounted for approximately 57% and 59% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Our competitors for compliance services consulting consist of large public and private companies, as well as smaller validation companies located in Puerto Rico, mainland United States and Ireland. Although we are the largest validation consulting firm in Puerto Rico, as measured by the number of professionals dedicated to providing validation and compliance consulting services in Puerto Rico, these companies, which offer consulting services similar to those we offer, have significantly more resources than we have and may have relationships with pharmaceutical, biotechnology and chemical manufacturing companies in the United States or in other parts of the world.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (15 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have presence in the markets we are pursuing.

The market of qualified and experienced professionals that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel we market our name recognition in the Puerto Rico market, our reputation with our client, salary and benefit package, company stock options and a low turnover of qualified employees.

RAW MATERIALS

We require the use of various raw materials, including culture media, DNA reagents, LAL reagents and biological indicators, in our microbiological testing laboratory facility.  We purchase these raw materials from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials are generally available from multiple suppliers at competitive prices.

ENVIRONMENTAL REGULATIONS

Activities in our microbiological testing laboratory facility are regulated under Puerto Rico and U.S. federal laws designed to protect workers and the environment. Some of these laws include the Occupational Safety and Health Act and the Resource Conservation and Recovery Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in our processes. We believe we are in material compliance with these laws and that continued compliance will not have a materially adverse effect on our business. No specific accounting for environmental compliance has been maintained or projected by us at this time.

INTELLECTUAL PROPERTY RIGHTS

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

EMPLOYEES

We currently employ 90 regular full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good. Our subsidiary, Pharma-PR, was recognized and awarded by Hewitt Associates as one of the “Puerto Rico 20 best employers” in 2006.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Elizabeth Plaza	45	President, Chairman of the Board and Director
Nélida Plaza	41	Vice President and Secretary
Pedro J. Lasanta	49	Chief Financial Officer and Vice President - Finance and Administration

Elizabeth Plaza has been the president and sole director of Pharma-PR since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president and chief executive officer since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year.

Nélida Plaza has been the vice president of operations of Pharma-PR since January 2004 and has been our vice president and secretary since January 25, 2006. In July 2000, Ms. Plaza joined Pharma-PR as a project management consultant. In the past, Ms. Plaza was a unit operations leader and safety manager at E.I. DuPont De Nemours where she was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

Pedro J. Lasanta has been our chief financial officer and vice president - finance and administration since November 2007. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.  Mr. Lasanta is a certified public accountant.

Elizabeth Plaza and Nélida Plaza are sisters.

ITEM 1A.  RISK FACTORS.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks That Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, any changes in that industry could impair our ability to generate revenue and realize a profit.

Since most of our business is performed in Puerto Rico for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting Puerto Rico.  For example, changes in tax laws or regulatory, political or economic conditions, which discourage businesses from operating in Puerto Rico and changes in U.S. law or government regulations, which affect the need for services such as those provided by us could impair our ability to generate revenue and realize a profit.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2008 and 2007, a very small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2008 and 2007, three customers accounted for approximately 57% and 59% of total revenue, respectively. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. We cannot assure you that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

Companies in the pharmaceutical industry are highly dependent on their ability to obtain and maintain patents for their products or processes. We are aware of some pharmaceutical companies with operations in Puerto Rico whose patent rights may expire in the near future. The inability to obtain new patents and the expiration of active patents may reduce the need for our services and thereby impair our ability to operate profitably.

We may be unable to pass on increased labor costs to our clients.

The principal components of our cost of revenues are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services we provide. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. To remain competitive, we may not be able to pass these increased costs on to our clients, and, to the extent that we are not able to pass these increased costs on to our clients, our gross margin will be reduced.

Our cash requirements include payments due from our reverse merger transaction.

Pursuant to the merger agreement, we are required to make a final payment of $2.75 million.  Of this amount, $2,250,000 was paid in January 2009. We expect to pay the remaining balance during fiscal year 2009. This payment is not contingent upon our earnings, earnings before interest, taxes, depreciation and amortization or any other financial criteria. We may not have resources, other than from our operations, from which to make the payment and, even if we do have the available cash, our growth may be impaired if we use our cash for that purpose.

Consolidation in the pharmaceutical industry may have a harmful effect on our business.

In recent years, the pharmaceutical industry has undergone consolidation, and may in the future undergo further substantial consolidation which may reduce the number of our existing and potential customers.  The consolidation in the pharmaceutical industry may have a harmful effect on our business and or ability to maintain and replace customers.

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

Until 1996, the Internal Revenue Code provided certain tax benefits to pharmaceutical companies operating in Puerto Rico by enabling their Puerto Rico operations to operate free from federal income taxes. Partly as a result of the tax benefits, numerous pharmaceutical companies established facilities in Puerto Rico. In 1996, this tax benefit was eliminated, although companies that had facilities in Puerto Rico could continue to receive these benefits for ten years, at which time the benefits were set to expire. In order to promote business activities in Puerto Rico, in May 2008 the Puerto Rico government enacted a tax incentive law (“Act 73”). Act 73 provides tax exemption from various taxes, including income tax, and investment credits for activities similar to those of our customers and our company. The change in the tax laws may affect favorably or unfavorably the willingness of pharmaceutical companies to continue or to expand their Puerto Rico operations. To the extent that pharmaceutical companies choose to develop and manufacture products outside of Puerto Rico, our ability to generate new business may be adversely impaired.

Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis, businesses may be reluctant to establish or expand their operations in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. To the extent that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, the market for our services may decline.

Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.

Companies in the pharmaceutical and related industries for which we perform service are subject to economic pressures, which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in Puerto Rico. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We can not assure you that our customers and potential customers will not make extensive reductions or terminate their operations in Puerto Rico entirely, which could significantly impair our ability to generate revenue.

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

Some of our revenue is derived from fixed-price contracts. Our costs of services may exceed revenue of these contracts if we do not accurately estimate the time and complexity of an engagement. Further, we are seeking contracts by which our compensation is based on specified performance objectives, such as the realization of cost savings, quality improvements or other performance objectives. Our failure to achieve these objectives would reduce our revenue and could impair our ability to operate profitably.

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

Most of our contracts can be terminated by our clients with little or no advance notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, and the client may terminate, cancel or delay any engagement or the project for which we are engaged, at any time and on no advance notice. As a result, the termination, cancellation, expiration or delay of contracts could have a significant impact on our ability to operate profitably.

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

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. The loss of the services of Ms. Plaza could have a material adverse effect on the development and success of our business. We entered into a new employment agreement with Ms. Plaza, to continue under her current position and responsibilities through January 1, 2010, and as a consultant thereafter. Although we have a contract with Ms. Plaza, this agreement does not guarantee that she will continue to be employed by us. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico.

An important part of our growth strategy is (i) to acquire other businesses which can increase the range of services and products that we can offer and (ii) to establish offices in places where we do not presently operate, either by acquisition or by internal growth. If we fail to make any acquisitions or otherwise expand our business, our future growth may be limited. We have recently entered into the Irish market through a newly formed 80%-owned subsidiary. The success of the operation is dependent on such factors as regulatory, tax, political or economic conditions, our abilities to penetrate the market, hire qualified personnel in a timely manner, obtain and maintain reasonable labor costs, generate service revenue volume and profitable margins.

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

If we make acquisitions or establish operations in locales outside of Puerto Rico, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect an expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the potential loss of contracts from clients of acquired companies;

•	the difficulty of maintaining profitability due to increased labor and expenses from acquired company;

•	difficulties in complying with regulations in other countries that relate to both the pharmaceutical or other industries to which we provide services as well as our own operations;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

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

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition. Further, the commencement of business in locales where we have no current operations may be subject to additional significant risks.

Because of our cash requirements, we may be unable to pay dividends.

Except for payments to Elizabeth Plaza during the period when she was our sole stockholder, including $8.0 million paid in the year ended October 31, 2005, we have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We intend to retain any earnings to finance the growth of our business and we may never pay cash dividends.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	Seasonality, including number of workdays and holiday and summer vacations;

•	The business decisions of clients regarding the use of our services;

•	Periodic differences between clients’ estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

•	The stage of completion of existing projects and their termination;

•	Our ability to move employees quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

•	The introduction of new services by us or our competitors;

•	Changes in pricing policies by us or our competitors;

•	Our ability to manage costs, including personnel compensation, support-services and severance costs;

•	Acquisition and integration costs related to possible acquisitions of other businesses;

•	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

•	Global economic and political conditions and related risks, including acts of terrorism.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2007, we entered into an agreement for our new main resource facilities with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza.  These facilities accommodate our microbiological testing laboratory, our new customer-specialized training facilities and, our operational and administrative offices. The agreement is for a five year term. The new agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provides a five year renewal option.

We also lease office space in Limerick, Pennsylvania. The lease was renewed on July 31, 2007 for a term of three years.

Our Ireland start-up office facilities are located in Cork, Ireland. Currently, the facilities are under a month-to-month lease.

We believe that our present facilities are adequate to meet our needs and that, if we require additional space, it will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business.  We do not believe that there are any proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on August 18, 2008 at our executive offices.  The stockholders approved the following items:

1.	The election of five directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are elected and qualified;	For	Against	Abstain
	Elizabeth Plaza	12,242,157	-	-
	Kirk Michel	12,242,157	-	-
	Dov Perlysky	12,242,157	-	-
	Howard Spindel	12,242,157	-	-
	Irving Wiesen	12,242,157	-	-
2.	To ratify the selection of Horwath Velez & Co. PSC as our independent certified public accountants for the fiscal year ending October 31, 2008	12,242,157	-	-

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. The table below presents the closing high and low bid prices for our common stock for each quarter from December 2006 through October 31, 2008. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Quarter Ending	High Bid	Low Bid
January 31, 2007 (commencing December 4, 2006)	$1.68	$0.49
April 30, 2007	1.05	0.52
July 31, 2007	0.67	0.43
October 31, 2007	1.15	0.56
January 31, 2008	0.99	0.51
April 30, 2008	0.72	0.42
July 31, 2008	0.64	0.45
October 31, 2008	0.60	0.27

On January 21, 2009, the closing price of our common stock on the Over the Counter Bulletin Board was $0.50 per share and there were approximately 84 holders of record of our common stock.

Prior to the acquisition of Pharma-PR, Pharma-PR was taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of the income from Pharma-PR was taxed to our then sole stockholder. Other than the distributions to our then sole stockholder which were made during the period that we were an N Corporation, we did not pay dividends on our common stock. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,356,772	$0.7213	1,143,228
Equity compensation plans not approved by security holders	2,804,216	$0.2941	16,500

The securities issuable pursuant to the equity plan that was approved by stockholders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

The equity compensation plans not approved by security holders are (i) warrants to purchase 973,225 shares of common stock which were issued to brokers in connection with the January 2006 private placement, (ii) warrants to purchase 1,830,991 shares of common stock issued to San Juan Holdings for services relating to the acquisition of Pharma-PR, and (iii) approximately 16,500 shares of common stock issuable to employees.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a compliance services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 125 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We expanded the markets we serve from Puerto Rico to the United States and Ireland. We have grown our United States acquired validation compliance service business from $0.8 million in revenues in fiscal year 2006 to $4.2 million in fiscal year 2008, a $3.4 million increase. In fiscal year 2008, our recently entered Ireland market produced modest revenues of approximately $234,000. The Ireland operation, with an Ireland based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities for growth.

We have plans to further expand our services to other emerging markets and further penetrate the markets we currently serve. We will be marketing our services with an active presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry.  Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

While our core business is FDA regulatory compliance related services we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers.  Accordingly, in fiscal year 2009 we have expanded our portfolio of services to include a microbiological testing laboratory, an information technology consulting practice and an organically developed training center that will provide seminars/trainings to the industry.

Our new microbiological laboratory (“Lab”) located in Puerto Rico, with an investment of $1.3 million, incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. The Lab will offer microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. In the last quarter of 2008, the Lab as part of its development was subject to audits by the FDA and potential customers. These audits are part of the industry certification process standards for quality related services, which allow the Lab to offer services to the industry.

In December 2008, we acquired the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. Integratek provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others.  Integratek is a Microsoft Certified Partner and a reseller for technology products from leading vendors in the market. Although this acquired operation is currently small, we expect to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

During 2008, we identified the industry need, and the opportunity to provide, technical seminars/trainings that will incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which includes resources of our own, were identified and teamed to provide these seminars/trainings to the industry. Our goal is to provide these services and market our company in the markets we currently serve as well as others.

In line with the strategy to penetrate the United States market, we applied and on July 1, 2008 received certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification will allow us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on July 1, 2009.

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for the our new microbiological testing facility and service activities outside of Puerto Rico. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%.

Although we believe we have instituted the right strategies to seek growth, we cannot control the fact that the industry and the local and global economy are undergoing a recession and that has affected our operation and business growth.

During fiscal year 2008, some of our clients, mostly triggered by worldwide operations consolidation, have reduced or discontinued some or all of their Puerto Rico operations, thus affecting our Puerto Rico revenues. Although our strategy to penetrate the United States market has been successful in gaining new customers and revenues, we have decreased our total net revenues by approximately $1 million or 6.2%, when compared to last year. In order to maintain volume in the Puerto Rico market and ensure we are price competitive, we have adjusted our pricing and gross margin structure accordingly. In addition, we implemented cost containment measures and refocused our Puerto Rico operations strategy to reduce its overhead costs. These factors have lead our net income for the year ended October 31, 2008 to be approximately $1.4 million, a decline of $413,000 or 21.7% when compared to last year.

The following table sets forth information as to our revenue for the years ended October 31, 2008 and 2007, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2008		2007
Puerto Rico	$10,902	71.7%	$13,883	85.7%
United States	4,060	26.7%	2,322	14.3%
Ireland	234	1.6%	-	-
	$15,196	100.0%	$16,205	100.0%

We believe fiscal year 2009 is going to be a year of challenges and opportunities to the industry as a whole and our future performance could be highly dependent on the industry and the global economic trends.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2008 and 2007, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2008		2007
Revenues	$15,196	100.0%	$16,205	100.0%
Cost of services	9,406	61.9%	9,381	57.9%
Gross profit	5,790	38.1%	6,824	42.1%
Selling, general and administrative costs	3,136	20.6%	3,176	19.6%
Interest expense	227	1.5%	392	2.4%
Interest income	82	-0.5%	107	-0.7%
Loss on disposition of property	-	0.0%	26	0.2%
Income before income taxes	2,509	16.5%	3,337	20.6%
Income tax expense	1,021	6.5%	1,436	8.9%
Net income	1,488	9.8%	1,901	11.7%

Revenues. Revenues for the year ended October 31, 2008 were $15.2 million, a decrease of approximately $1 million or 6.2%, when compared to last year. The reduction is mainly attributable to the decrease of approximately $2.9 million in the Puerto Rico market service revenue, partially offset by gains in the United States market of approximately $1.7 million and $0.2 million generated by the Ireland operation.

Service revenue gains in the United States market are attributable to the company’s strategy to enter new markets. This strategy has partially offset the service revenue loss sustained in the Puerto Rico market. Decreases in the Puerto Rico market service revenue are mostly due to the closing of, or decrease in, operations of some pharmaceutical plants located in Puerto Rico, triggered by operations consolidation.

Cost of Services; gross margin. For the year ended October 31, 2008, our gross margin decreased by 4.0 percentage points when compared to last year. The net gross margin reduction is mainly attributable to our strategy to maintain volume in the Puerto Rico market by keeping its pricing competitiveness.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3,136,000, an impairment of $40,000 as compared to last year. The net decrease in expenses is mainly attributable to the expense containment measures implemented during the current fiscal year, geared to offset the Puerto Rico market revenue decline, offset by the new Ireland operation expenses of approximately $297,000 incurred during the year ended October 31, 2008.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made through fiscal year 2009.

Income Taxes Expense. For the current fiscal year we are no longer subject to a 2.5% additional special tax imposed by the Puerto Rico Act No. 41 of August 1, 2005. Therefore, for fiscal year 2008 our statutory tax rate in Puerto Rico has decreased to 39% from 41.5% last year. In addition, with the recently granted tax exemption we benefited by approximately $29,000 in income tax savings. The decrease on income taxes expense is attributable to this factor and the decrease of income before income tax.

Net Income. Our net income for the year ended October 31, 2008 was approximately $1,488,000, a decline of $413,000 or 21.7% when compared to last year. For the year ended in October 31, 2008, earnings per common share basic and diluted were $0.07, they declined by $0.03 and $0.2, respectively, when compared to last year.

Our net income was affected by the decrease in gross margin, expenses related to our new Ireland operation, partially offset by cost containment measures in selling, general and administrative expenses, favorable variances in interest expense, and reduction of the statutory tax rate.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2008, we have generated cash flow from operations of approximately $1.6 million and working capital of approximately $2.5 million, notwithstanding within the year we invested in a laboratory facility approximately $1 million, and have made a payment of $2.75 million pursuant the 2006 Pharma-PR acquisition agreement. Under the acquisition agreement, we are required to make a final payment of $2.75 million. Of this amount, $2,250,000 was paid in January 2009. We expect to pay the remaining balance during fiscal year 2009 from working capital.

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

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, statutory taxes, and payments pursuant to the agreement terms for the acquisition of Pharma-PR.

Management believes that based on current levels of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay the final installment due in connection with the acquisition of Pharma-PR and our obligations to pay the installment payments due in connection with the acquisition of Integratek, for the next twelve months.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2008.

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

Consolidation - The accompanying consolidated financial statements include the accounts of all of our wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Fair Value of Financial Instruments - The carrying value of our financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 10% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If we determine that a fixed-fee or “not to exceed” contract will result in a loss, we will recognize the estimated loss in the period in which such determination is made.

Cash Equivalents - For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

Accounts Receivable - Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of our customers, bad debts are accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Income Taxes - We follow the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Property and equipment - Owned property and equipment, and leasehold improvements are stated at cost. Equipment and vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

We evaluate for impairment our long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present.

Intangible assets - Definite-lived intangible assets, such as customer lists and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives. We continually evaluate the reasonableness of the useful lives of these assets.

Stock-based Compensation - Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, we have not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on November 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the consolidated financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. We do not recognize such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

Income Per Share of Common Stock - Basic income per share of common stock is calculated dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents. The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

Foreign Operations - The functional currency of our foreign subsidiary is its local currency. The assets and liabilities of our foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that we consider to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which we anticipate settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the condensed consolidated statements of income were not significant for the periods presented.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. We have not yet adopted this pronouncement, but expects that the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we complete after the effective date, if any.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Management does not expect that the application of this standard will have any significant effect on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard had no significant effect on our results of operations or its financial condition.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to us.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	Because our business is concentrated in the pharmaceutical industry in Puerto Rico, any changes in that industry could impair our ability to generate revenue and realize a profit.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

•	We may be unable to pass on increased labor costs to our clients.
•	Our cash requirements include payments due from our reverse merger transaction.
•	Consolidation in the pharmaceutical industry may have a harmful effect on our business.
•	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
•	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.
•	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.
•	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.
•	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
•	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.
•	We may be held liable for the actions of our employees or contractors when on assignment.
•	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
•	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
•	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
•	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico.

•	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.
•	If we make any acquisitions, they may disrupt or have a negative impact on our business.
•	Because of our cash requirements, we may be unable to pay dividends.
•	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
•	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2008, based on the specified criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control Over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004

3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008

4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006

4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006

4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006

4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006

10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006

10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006

10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006

10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008

10.5*	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza

10.6	Employment Agreement dated December 4, 2007 between the Registrant and Juan P. Gutierrez	10-KSB	000-50956	10.6	1/31/2008

10.7	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006

10.8*	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta

10.9	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.10	Employment Agreement dated March 24, 2006 between the Registrant and Manuel Morera	8-K	000-50956	99.1	4/10/2006

10.11	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.12	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006

10.13	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006

10.14	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006

10.15	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006

10.16	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1*	List of Subsidiaries

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith
**  Furnished herewith

Exhibits 10.4 through 10.11 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 29, 2009	By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	January 29, 2009
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 29, 2009
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 29, 2009
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2009
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2009
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2009
Irving Wiesen

PHARMA-BIO SERV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. as of October 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc as of October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B to the consolidated financial statements, effective November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”

S/HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2009
Puerto Rico Society of Certified Public Accountants
Stamp number 2382491 was
Affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2008 and 2007

	October 31,
	2008	2007
ASSETS:
Current assets
Cash and cash equivalents	$3,087,990	$4,792,366
Accounts receivable	3,245,153	3,559,279
Other	194,108	276,506
Total current assets	6,527,251	8,628,151

Property and equipment	1,521,575	799,851
Other assets, mainly intangible assets	63,127	134,686
Total assets	$8,111,953	$9,562,688

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$45,318	$41,987
Accounts payable and accrued expenses	1,189,705	1,592,389
Due to affiliate	2,706,892	2,706,892
Income taxes payable	48,324	423,703
Total current liabilities	3,990,239	4,764,971
Due to affiliate	-	2,530,873
Other long-term liabilities	69,934	99,661
Total liabilities	4,060,173	7,395,505
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 and 19,615,539 shares in 2008 and 2007, respectively	2,075	1,961
Additional paid-in capital	540,337	115,404
Retained earnings	3,534,060	2,046,264
Accumulated other comprehensive (loss) income	(24,692)	3,554
Total stockholders' equity	4,051,780	2,167,183
Total liabilities and stockholders' equity	$8,111,953	$9,562,688

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2008 and 2007

	Years ended October 31,
	2008	2007
REVENUES	$15,196,393	$16,204,851

COST OF SERVICES	9,406,600	9,380,916

GROSS PROFIT	5,789,793	6,823,935

SELLING, GENERAL ANDADMINISTRATIVE EXPENSES	3,135,968	3,176,140

INCOME FROM OPERATIONS	2,653,825	3,647,795

OTHER INCOME (EXPENSES):
Interest expense	(227,449)	(392,171)
Interest income	82,707	107,505
Loss on disposition of property and equipment	-	(25,660)
	(144,742)	(310,326)

INCOME BEFORE INCOME TAXES	2,509,083	3,337,469

INCOME TAXES	1,021,287	1,436,302

NET INCOME	$1,487,796	$1,901,167

BASIC EARNINGS PER COMMON SHARE	$0.07	$0.10

DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,970,549	19,391,063

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,259,016	22,166,182

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2008 and 2007

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2006	18,315,001	$1,831	-	$-	$-	$145,227	$-	$147,058

CASHLESS CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,300,538	130	-	-	-	(130)	-	-

STOCK-BASED COMPENSATION	-	-	-	-	115,404	-	-	115,404

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	1,901,167	-	1,901,167

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	3,554	3,554
OTHER COMPREHENSIVE INCOME								3,554
COMPREHENSIVE INCOME								1,904,721

BALANCE AT OCTOBER 31, 2007	19,615,539	1,961	-	-	115,404	2,046,264	3,554	2,167,183

CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,135,676	114	-	-	382,747	-	-	382,861

STOCK-BASED COMPENSATION	-	-	-	-	42,186	-	-	42,186

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	1,487,796	-	1,487,796

OTHER COMPREHENSIVE LOSS:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(28,246)	(28,246)
OTHER COMPREHENSIVE LOSS								(28,246)
COMPREHENSIVE INCOME								1,459,550

BALANCE AT OCTOBER 31, 2008	20,751,215	$2,075	-	$-	$540,337	$3,534,060	$(24,692)	$4,051,780

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2008 and 2007

	Years ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,487,796	$1,901,167
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment	-	25,660
Stock-based compensation	42,186	115,404
Depreciation and amortization	227,152	208,225
Imputed interest expense	219,127	382,804
Decrease in accounts receivable	320,252	2,245,364
Decrease in other assets	73,620	188,298
(Decrease) increase in liabilities	(790,027)	561,794
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,580,106	5,628,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(845,814)	(322,512)

NET CASH USED IN INVESTING ACTIVITIES	(845,814)	(322,512)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	382,861	-
Payments on obligations under capital lease	(60,091)	(38,873)
Payments to affiliate	(2,750,000)	(2,750,000)
NET CASH USED IN FINANCING ACTIVITIES	(2,427,230)	(2,788,873)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,438)	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,704,376)	2,517,331

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,792,366	2,275,035

CASH AND CASH EQUIVALENTS – END OF YEAR	$3,087,990	$4,792,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,344,334	$1,134,301
Interest	$353,455	$513,076
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$-	$246,502
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$23,621	$53,573
Obligations under capital lease incurred for the acquisition of a vehicle	$33,695	$-
Conversion of cashless exercises warrants to shares of common stock	$-	$130

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2008 and 2007

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

Pharma-US is a wholly owned subsidiary, which was organized in Delaware in July 2008. As of October 31, 2008, this subsidiary was in development stage and has not incurred significant revenues or expenses.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments (excluding obligations under capital leases and amounts due to affiliate): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases and amounts due to affiliate approximates the carrying amount.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

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

Reclassifications

Certain reclassifications have been made to the October 31, 2007 consolidated financial statements to conform them to the October 31, 2008 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

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

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2008 and 2007 consisted of the following:

		October 31,
	Useful life (years)	2008	2007
Vehicles under capital leases	5	$255,129	$221,434
Leasehold improvements	5	566,851	19,279
Computers	3	253,417	185,491
Equipment	3-5	752,744	119,672
Furniture and fixtures	10	119,349	68,509
Projects in progress	-	54,170	508,399
Total		2,001,660	1,122,784
Less: Accumulated depreciation and amortization		(480,085)	(322,933)
Property and equipment, net		$1,521,575	$799,851

NOTE D - OTHER ASSETS

At October 31, 2008 and 2007 non-current other assets included the following:

	October 31,
	2008	2007
Intangible assets:
Covenant not to compete, net of accumulated amortization of $58,333 and $38,333 in October 31, 2008 and 2007, respectively	$41,667	$61,667
Customer-related intangibles, net of accumulated amortization of $141,667 and $91,667 in October 31, 2008 and 2007, respectively	8,333	58,333
Total intangible assets net of amortization	50,000	120,000
Other assets	13,127	14,686
Total non-current other assets	$63,127	$134,686

Covenant not to compete represents the portion of the payment made in connection with the purchase of the Pharma-PR stock that was allocated to a non-competition covenant. Under this agreement, the then sole stockholder of Pharma-PR agreed not to compete with the Company for a period of five years. The covenant not to compete of $100,000 is amortized on the straight-line method over the five-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list which Pharma-PR acquired along with other assets from a business which performs in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list of $150,000 is being amortized on the straight-line method over its estimated useful life of three years.

Intangible assets amortization expense for each of the years ended on October 31, 2008 and 2007 amounted to $70,000.

NOTE E - LINE-OF-CREDIT

The Company has available an unsecured line-of-credit with a financial institution, which provides for borrowings up to $250,000. This line of credit may be used as working capital whenever the Company’s bank account cannot meet its daily cash requirements. Interest on advances obtained from this line-of-credit will be paid at 2% over the bank’s prevailing prime rate. At no time during the periods presented herein was the line-of-credit used.

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

For fiscal year 2008 Pharma-PR operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. However, for the year ended October 31, 2007, the Company was subject to an additional 2.5% special tax as imposed to corporations and partnerships by Puerto Rico Act No. 41of August 2005, as amended by Act No. 244 of November 2006.

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

As of October 31, 2008 and 2007, the Company has not recognized deferred income taxes on $3,792,546 and $2,099,583 of undistributed earnings of its Puerto Rican subsidiary, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $379,255 and $209,958 tollgate tax, respectively.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the applicable statutory tax rate in Puerto Rico were as follows:

	Year ended October 31,
	2008	2007
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$1,042,524	$1,401,569
Benefit of tax grant	(28,660)	-
Permanent differences, net	7,423	34,733
	$1,021,287	$1,436,302

At October 31, 2008, Pharma-Bio, Pharma-IR and Pharma-PR have unused operating losses of approximately $204,000, $253,000 and $181,000 after considering various timing differences for income tax purposes, which result in a potential deferred tax asset of approximately $71,400, $31,600 and $12,300, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax expense or benefit will be recognized on a yearly basis when they are realized. These net operating losses are available to offset future taxable income and expire for Pharma-Bio and Pharma-PR in 2026 and 2015, respectively, while for Pharma-IR are available indefinitely.

Effective November 1, 2007, the Company adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation of FIN 48, the Company recognized no material adjustment to the November 1, 2007 balance of retained earnings. By the end of 2008, the Company had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

The Company files income tax returns in the U.S. in federal and various states jurisdictions, Puerto Rico and Ireland. The 2003 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state, Puerto Rico or foreign income tax examination.

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. As of October 31, 2008 and 2007 the outstanding installments balances were:

	October 31,
Installments due within the year ended October 31,:	2008	2007
2009	$2,750,000	$2,750,000
2008	-	2,750,000
Total installments due	2,750,000	5,500,000
Less imputed interest	(43,108)	(262,235)
Present value of minimum payments	2,706,892	5,237,765
Current portion	(2,706,892)	(2,706,892)
Long-term portion	$-	$2,530,873

NOTE H – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $255,129 and $221,434 (accumulated depreciation of $160,488 and $111,147) as of October 31, 2008 and 2007, respectively. Amortization expense for these assets amounted to $49,341 and $44,286 in the years ended October 31, 2008 and 2007, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2008:

Twelve months ending October 31,	Amount
2009	$65,162
2010	40,293
2011	8,054
2012	8,054
2013	2,015
Total future minimum lease payments	123,578
Less: Amount of imputed interest	(8,326)
Present value of future minimum lease payments	115,252
Current portion of obligation under capital leases	(45,318)
Long-term portion	$69,934

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2008 are:

Amount
2009	$258,459
2010	267,715
2011	270,233
2012	68,372
Total minimum lease payments	$864,779

Rent expense during the years ended October 31, 2008 and 2007 was $407,554 and $251,231, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

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

The 2005 Plan stock options activity and status for the years ended October 31, 2008 and 2007 was as follows:

	Year ended October 31,
	2008		2007
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,199,355	$0.7496	1,348,090	$0.7344
Granted	415,000	$0.6821	100,000	$0.7675
Exercised	-		-
Forfeited	(257,583)	$0.7363	(248,735)	$0.7399
Total outstanding at end of year	1,356,772	$0.7213	1,199,355	$0.7496

Outstanding exercisable stock options at end of year	479,648	$0.7359	75,000	$0.6000

	October 31, 2008		October 31, 2007
Weighted average remaining years in contractual life for:
Total outstanding options	2.7 years		3.3 years
Outstanding exercisable options	2.5 years		3.4 years
Shares of common stock available for issuance pursuant to future stock option grants	1,143,228		1,300,645

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2008	2007
Stock-based compensation expense:
Cost of services	$17,245	$60,990
Selling, general and administrative	24,941	54,414
Stock-based compensation before tax	42,186	115,404
Income tax benefit	-	-
Net stock-based compensation expense	$42,186	$115,404

Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.006)
Diluted earnings per share	$(0.002)	$(0.005)

As of October 31, 2008, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $97,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 1.7 years.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2008 and 2007:
	Year ended October 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	82.6%	10.0%
Risk free interest rate	3.2%	4.7%
Expected life of options	3.5 years	2.65 years
Weighted average fair value of options granted	$0.1197	$0.1506

As of October 31, 2008 the outstanding stock options have no aggregate intrinsic value since the closing stock price on such date was below the exercise price of the stock options. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2008 and 2007 no stock options were exercised.

Pursuant to the acquisition of Pharma-PR, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Pharma-PR's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

On December 2008, subsequent to our fiscal year end herein reported, in accordance with the 2005 Long-Term Incentive Plan, the Company awarded 180,000 stock options to certain employees and executives.

NOTE J – WARRANTS

At October 31, 2008 and 2007 the Company had outstanding warrants to purchase 11,053,216 and 12,188,892 shares, respectively, of the Company’s common stock at prices ranging from $0.06 to $1.65 per share for both years. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

Warrants for the purchase of 466,667 and 669,009 common shares with exercise prices of $0.7344 and $0.06, respectively, were exercised by two warrant holders in July 2008. Proceeds in excess of the common shares’ par value were recorded in the consolidated financial statements as Additional Paid-in Capital.

On January 23, 2009, the Board of Directors of the Company authorized a one year extension on the expiration date of the outstanding warrants issued pursuant to, and subject to the terms and conditions of, those certain Series C Common Stock Purchase Warrants of the Company, dated as of January 25, 2006, and which were set to expire on January 24, 2009. In total, this extension of the expiration date of the common stock purchase warrants identified above will apply to an aggregate of 973,225 warrants. These warrants have an exercise price of $0.7344.

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2008	2007
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,487,796	$1,901,167
Weighted average number of common shares - used to compute basic earnings per share	19,970,549	19,391,063
Effect of warrants to purchase common stock	2,288,467	2,775,119
Effect of options to purchase common stock	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,259,016	22,166,182

Warrants for the purchase of 8,972,625 and 9,439,292 shares of common stock for the years ended in October 31, 2008 and 2007, respectively, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,356,772 and 1,199,355 shares of common stock for the years ended in October 31, 2008 and 2007, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE L - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains cash deposits in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. The money market fund is insured until April 30, 2009 under the United States Treasury Temporary Guarantee Program. No losses have been experienced or are expected on these accounts.

Accounts receivable and revenues

Management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States of America and Ireland. Although few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2008 or 2007. During the year ended October 31, 2008 revenues from these customers were 29%, 28% and 0%, or a total of 57%, as compared to the same period last year for 26%, 11% and 22%, or a total of 59%, respectively. At October 31, 2008 and 2007 amounts due from these customers represented 49% and 45% of total accounts receivable balance, respectively.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2008 and 2007 were $60,640 and $69,595, respectively.

NOTE N – SUBSEQUENT EVENT

On December 2008, Pharma-PR acquired the operations and assets of Puerto Rico-based Integratek Corp. (“Integratek”), an information technology services and consulting firm. Pursuant to the Asset Purchase Agreement between Integratek Corp. and Pharma-PR, Pharma-PR acquired approximately $100,000 in tangible net assets, and will disburse, on various installments within 90 days from closing, a total amount of approximately $210,000 for the purchase of the operations and net assets.