Form 10-K/A
period 2008-10-31
Pharma-Bio Serv, Inc.
filed 2009-03-02
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2008 (the last business day of the second quarter of the registrant’s current fiscal year), was $11,769,323.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2008

TABLE OF CONTENTS

PART III

i

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Elizabeth Plaza	45	President, Chairman of the Board and Director
Nélida Plaza	41	Vice President and Secretary
Pedro J. Lasanta	49	Chief Financial Officer and Vice President - Finance and Administration
Dov Perlysky (2)	46	Director
Kirk Michel (1) (2)	54	Director
Howard Spindel (1)	64	Director
Irving Wiesen (1) (2)	53	Director

_____________________
1	Member of the audit and compensation committees.
2	Member of the mergers and acquisition committee.

Elizabeth Plaza has been the president and sole director of Pharma-PR since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president, chief executive officer and a director since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a “40 under 40 Caribbean Business Award” recipient in 2002, the 2003 recipient of Ernst & Young’s “Entrepreneur of the Year Award” in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year.

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

Dov Perlysky had been our president, has been a director since 2004 and has been the managing member of Nesher, LLC a private investment firm since 2000. On January 25, 2006, in connection with the reverse acquisition, Mr. Perlysky resigned as president and became a consultant to us. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund and he is also a director for Highlands State Bank.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the following officers, directors and 10% stockholders were late in filing a Form 3 or 4 during 2008:  Elizabeth Plaza did not timely file a Form 4 for one transaction that occurred on December 20, 2007.  The Form 4 was filed on March 2, 2009.  Nelida Plaza did not timely file a Form 4 for one transaction occurring on December 20, 2007.  The Form 4 was filed on March 2, 2009.  Pedro Lasanta did not timely file his Form 3 in connection with his appointment as an executive officer on November 5, 2007.  The Form 3 was filed on February 23, 2009.  Howard Spindel, Irving Wiesen and Kirk Michel did not timely file a Form 4 reporting one transaction each that occurred on January 2, 2008. The Form 4s were filed by these persons on March 2, 2009. Dov Perlysky has not filed a Form 4 for one transaction that occurred on January 10, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to all our senior management, including our principal executive officer, principal financial officer and principal accounting officer, and our directors.

Audit Committee

The members of the Audit Committee are Howard Spindel, Chairman, Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company’s internal controls.  Our Board has determined that Mr. Spindel qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

Executive Compensation

Summary Compensation Table

Set forth below is information for our Chief Executive Officer and the other officers whose total compensation exceeded $100,000 for the fiscal year ended October 31, 2008.

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards ($)(1)	Other Compensation	Total
Elizabeth Plaza, President and Chief Executive Officer	2008 2007	$250,000 250,000	$	— —	$12,972 —	$24,828 24,828	$287,800 274,828
Nélida Plaza, Vice President	2008 2007	$150,000 150,000	$	— —	$11,595 6,481	$11,592 11,592	$173,187 168,073
Pedro Lasanta, Chief Financial Officer	2008	$100,000		$—	$—	$6,000	$106,000

(1)	Amount shown do not reflect compensation received by the officers. Instead, the amounts shown are the compensation costs recognized by us for option grants as determined by the provisions of FAS 123R.

Other compensation for Elizabeth Plaza and Nelida Plaza correspond to company lease payments for vehicles under their use, while for Pedro Lasanta represents a car allowance.

Outstanding Equity Awards at Fiscal Year-End Table

The following Outstanding Equity Awards at fiscal year end table summarizes the holdings held by our Named Executive Officers as of October 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Elizabeth Plaza (1)	—	125,000	$0.6500	Dec. 20, 2012
Nelida Plaza (2)(3)	31,361 — —	62,722 37,372 75,000	$0.7344 $0.7344 $0.6500	Jan. 27, 2011 Jan. 27, 2011 Dec. 20, 2012
Pedro Lasanta	—	—	—	—

(1)  Options to purchase 125,000 shares of common stock were granted on December 20, 2007 and vest in three equal annual installments beginning on December 20, 2008.

(2)  Prior to the reverse acquisition, Pharma-PR, which was then wholly owned by Elizabeth Plaza, had granted Nélida Plaza an option to purchase 500 shares of its common stock at an exercise price of $138.19 per share. At the consummation of the reverse merger in January 2006, we granted Ms. Nélida Plaza options to purchase 131,455 shares of common stock at an exercise price of $0.7344 per share, the fair market value on the date of grant, of which an option to purchase 94,083 shares of our common stock was issued to replace options granted prior to the reverse acquisition.

(3) Options to purchase 94,083 share of common stock were granted on January 27, 2006 and vest in three equal annual installments beginning on January 27, 2008.  Options to purchase 37,372 shares of common stock were granted on January 27, 2006 and vest in three equal installments thirty-six, forty-eight and fifty-four months from January 27, 2006.  Options to purchase 75,000 shares of common stock were granted on December 20, 2007 and vest in three equal annual installments beginning on December 20, 2008.

Employment Agreements

On January 25, 2006, we entered into employment agreements with Elizabeth Plaza and Nélida Plaza. Our agreement with Elizabeth Plaza, recently extended to January 1, 2010, provides that Ms. Plaza will serve as our president and chief executive officer for which she will receive a salary at the annual rate of $250,000. The Company will also provide Ms. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by our compensation committee, except that her bonus shall not be less than 4% or more than 50% of her salary. If we terminate Ms. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since the bonus is discretionary, with a minimum bonus of 4% of Ms. Plaza’s salary, unless the compensation committee shall have provided for a greater bonus prior to the termination of Ms. Plaza’s employment without cause, Ms. Plaza would not be entitled to a bonus greater than $10,000, which is 4% of $250,000, the amount of the bonus to be based on the remaining employment term. Upon termination of the agreement Ms. Plaza will serve as a consultant under terms to be negotiated.

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

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our chief financial officer, pursuant to which we pay Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. The agreement had a one-year term, which we could extend subject to the approval of the president and chief executive officer and the audit committee. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employ.

On December 17, 2008, we entered into an amendment to the employment agreement with Pedro Lasanta pursuant to which the term of the contract was extended indefinitely.  The amended employment agreement provides that we will pay Mr. Lasanta an annual salary of $110,000 and an annual bonus in cash or Company stock options to be granted based on performance metrics to be established.  Pursuant to the amended employment agreement, we will grant Mr. Lasanta options to purchase 30,000 shares of Company stock having an exercise price equal to fair market value on the date of grant and vesting in three equal annual installments beginning one year from November 1, 2008.  In addition, upon termination of Mr. Lasanta’s employment for reasons other than those set forth in his amended employment agreement, Mr. Lasanta will receive a lump-sum severance payment in an amount equivalent to six months of his salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976 known as the “Wrongful Discharge Act” (“Ley de Despido Injustificado”), whichever amount is higher.  All other terms and conditions of Mr. Lasanta’s employment agreement remain the same.

2005 Long-Term Incentive Plan

In October 2005, our board of directors adopted, and in April 2006, our stockholders approved, the 2005 Long-Term Incentive Plan, covering 2,500,000 shares of common stock. The 2005 plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2005 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provided for the annual grant of an option to purchase 5,000 shares of common stock on the first trading day of January of each year, commencing January 2007; however, on April 19, 2007, the stockholders amended the plan to increase the number of options granted to its independent directors annually from 5,000 to 10,000 shares of common stock. On April 19, 2007, the stockholders also amended the plan to provide for a grant to purchase 5,000 shares of common stock at the market price to each advisory board member on the date of his or her election and a grant of 5,000 options to each of them annually. The options to directors have a term of five years and become exercisable cumulatively as to 50% of the shares subject to the option six months from the date of grant and, as to the remaining 50%, 18 months from the date of grant. Pursuant to this provision, on January 25, 2006, options to purchase 25,000 shares at $0.7344 per share, being the fair market value on the date of grant, were automatically granted to our independent directors Messrs. Kirk Michel, Howard Spindel and Irving Wiesen.  As authorized under the 2005 Plan as amended, in addition to the options granted at the date of the independent directors election, we made options grants on January 3, 2007, April 19, 2007, January 2, 2008 and January 2, 2009 in the amount of 5,000, 5,000, 10,000 and 10,000 options to each independent director, respectively. The exercise price of the options granted on January 3, 2007, April 17,2007, January 2, 2008 and January 2, 2009 was $0.75, $0.65, $0.74 and $0.50 per share, respectively. On January 10, 2008 the board of directors granted a discretionary 10,000 stock options award with an exercise price of $0.698 per share to Dov Perlysky, a non independent board of directors’ member Except for the exercise price, these option grants have the same terms as the options granted to our independent directors on January 26, 2006.

Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years. As of February 13, 2009, there were outstanding options to purchase 1,4666,772 shares of common stock at a weighted-average exercise price of approximately $0.7047 per share.

Option holders do not recognize taxable income upon the grant of either incentive or non-qualified stock options under the Internal Revenue Code of 1986. When employees exercise incentive stock options, they will not recognize taxable income upon exercise of the option, although the difference between the exercise price and the fair market value of the common stock on the date of exercise is included in income for purposes of computing their alternative minimum tax liability, if any. If certain holding period requirements are met, their gain or loss on a subsequent sale of the stock will be taxed at capital gain rates. Generally, long-term capital gains rates will apply to their full gain at the time of the sale of the stock, provided that they do not dispose of the stock made within two years from the date of grant of the option or within one year after your acquisition of such stock, and the option is exercised while they are employed by us or within three months of the termination of their employment or one year in the event of death or disability, as defined in the Internal Revenue Code. Employees who are residents of Puerto Rico are subject to the Puerto Rico Code, which may be different from tax treatment under the Internal Revenue Code.

In general, upon the exercise a non-qualified option, the option holder will recognize ordinary income in an amount equal to the difference between the exercise price of the option and the fair market value of the shares on the date he or she exercises the option. Subject to certain limitations, we may deduct that amount as an expense for federal income tax purposes. In general, when the holders of shares issued on exercise of a nonqualified stock option sell their shares, any profit or loss is short-term or long-term capital gain or loss, depending upon the holding period for the shares and their basis in the shares will be the fair market value on the date of exercise.

Director Compensation

Effective as of May 6, 2008, we approved a plan to nominally compensate our directors for their attendance at various meetings. Non-employee directors will receive (1) $1,000 for attendance at each meeting of the Board of Directors and (ii) $500 for attendance at each Committee meeting. Pursuant to our 2005 Long Term Incentive Plan, as amended (“Plan”), each independent director receives an option to purchase 25,000 shares of the Company’s common stock on the date of his or her election, and, on the first trading day of January in each year thereafter, the independent director receives an option to purchase 10,000 shares of the Company’s common stock. Prior to April 2007, the automatic option grant to each independent director had been 5,000 options per year. As described above, Mr. Michel, Spindel and Wiesen are considered “independent directors.”

The following table sets forth information concerning the compensation of directors for the year ended October 31, 2008.

Name	Fiscal Year	Fees Earned or Paid in Cash	Option Awards (1) (2)	Total
Kirk Michel	2008	$5,500	$2,517	$8,017
Howard Spindel	2008	$5,500	$2,517	$8,017
Irving Wiesen	2008	$5,500	$2,517	$8,017
Dov Perlysky	2008	$5,000	$1,938	$6,938

_________________
(1) Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2008 for option grants that were made to directors as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note I of the Notes to Consolidated Financial Statements included in this Prospectus.
(2) As of October 31, 2008, each of our non-employee directors held the following number of options: Kirk Michel 45,000; Howard Spindel 45,000; Irving Wiesen 45,000; and Dov Perlysky 10,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table provides information as to shares of common stock beneficially owned as of February 13, 2009 by:

•	each director;

•	each officer named in the summary compensation table (“Named Executive Officers”);

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and Named Executive Officers as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., Industrial Zone, Lot 14, Barrio Higuillar, Dorado, Puerto Rico 00646. A person is deemed to beneficially own the total number of shares of common stock which he or she owns plus the number of shares of common stock which are issuable upon exercise of currently exercisable securities. The percentage ownership of each person is the percentage that the number of shares beneficially owned by that person bears to the sum of (a) the outstanding common stock plus (b) the shares of common stock issuable upon exercise or conversion of those currently convertible securities that are owned by that stockholder.

Name	Shares of Common Stock Beneficially Owned at February 13, 2009	Percentage
Directors and Named Executive Officers
Elizabeth Plaza(1)	6,728,781	32.36%
Dov Perlysky(2)	2,328,393	11.01%
Kirk Michel(3)	550,906	2.63%
Howard Spindel(4)	40,000	*
Irving Wiesen(4)	40,000	*
Nelida Plaza(4)	100,179	*
All Directors and Named Executive Officers as a group (six persons) (5)	9,788,259	45.37%
5% or Greater Shareholders Venturetek, L.P.(6)	4,697,990	21.05%
San Juan Holdings, Inc.(7)	4,686,443	20.23%
Barron Partners LP(8)	3,899,174	17.63%
Pentland USA, Inc.(9)	1,532,719	7.21%
Fame Associates(10)	1,532,719	7.21%
________________
*	Less than 1%.

(1)
Includes 41,666 shares of common stock issuable upon exercise of options, which are vested as of February 13, 2009, 1,616,667 shares owned by Ms. Plaza directly and 5,070,448 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,448 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until July 1, 2009, unless the business certification expires sooner.

(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 1,164,554 shares of common stock owned by Krovim, LLC, (ii) 772,791 shares owned by LDP Family Partnership and 386,048 shares issuable upon exercise of warrants held by the LDP Family Partnership (iii) options issued to Mr. Perlysky to purchase 5,000 shares of common stock, which are vested as of February 13, 2009. Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.

(3)
The shares of common stock beneficially owned by Mr. Michel consist of 40,000 shares of common stock issuable upon exercise of options, which are vested as of February 13, 2009, 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director, and 170,200 shares issuable upon exercise of warrants held by KEMA Advisors.

(4)	The shares of common stock owned by each of Ms. Nelida Plaza, Mr. Spindel and Mr. Wiesen represent shares issuable upon exercise of options, which are vested as of February 13, 2009.

(5)	Includes 266,845 shares issuable upon the exercise of options, which are vested as of February 13, 2009 and 170,200 shares issuable upon exercise of warrants.

(6)
This information was obtained from a Schedule 13D filed by Venturetek, L.P. (“Venturetek”) on July 10, 2008. Includes 1,565,058 shares issuable upon currently exercisable warrants. Mr. David Selengut, the manager of TaurusMax LLC, which is the general partner of Venturetek has sole dispositive power and Elizabeth Plaza has sole voting power over these shares pursuant to a Voting Proxy. The shares beneficially owned by Venturetek do not include 200 shares of common stock held by Mr. Selengut and 200 shares held by Mr. Selengut’s wife. Mr. Selengut disclaims beneficial ownership of the shares held by his wife. The mailing address for Venturetek, L.P. is 370 Lexington Avenue, New York, NY 10017.

(7)
This information was obtained from a Schedule 13D filed by San Juan Holdings, Inc. on July 11, 2008. Includes 2,417,315 shares of common stock issuable upon exercise of warrants. Messrs. Ramon Dominguez and Addison M. Levi III have voting and dispositive power over these shares. The mailing address for San Juan Holdings, Inc. is 255 Ponce de Leon Ave., Hato Rey, PR 00917.

(8)
This information was obtained from a Form 4 filed by Baron Partners on March 27, 2007. Includes 1,361,600 shares issuable upon exercise of currently exercisable warrants. Mr. Andrew B. Worden, president of the general partner of Barron Partners, has sole voting and dispositive power over these shares. The mailing address for Barron Partners LP is 730 Fifth Avenue, New York, NY 10019.

(9)	This information was obtained from a Schedule 13D filed by Pentland USA, Inc. on May 15, 2006. Includes 510,600 shares issuable upon exercise of currently exercisable warrants.

(10)	This information was obtained from a Schedule 13D filed by Fame Associates on May 17, 2006. Includes 510,600 shares issuable upon exercise of currently exercisable warrants.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	1,356,772	$0.7213	1,143,228
Equity compensation plans not approved by security holders	2,804,216	$0.2941	16,500
Total:	4,160,988		1,159,728

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On January 25, 2006, we acquired Pharma-PR from Elizabeth Plaza, as the sole stockholder of Pharma-PR. At the closing, we paid Ms. Plaza $10,000,000 and issued to Ms. Plaza 1,150,000 shares of common stock. In addition, pursuant to agreement Ms. Plaza was entitled to three payments, each in the amount of $2,750,000, on January 25, 2007, 2008 and 2009. As of February 13, 2009, we have made two full payments and a partial payment to Ms. Plaza. During fiscal year 2009, we expect to pay from working capital the remaining balance owed of $500,000 to Ms. Plaza.

San Juan Holdings represented Pharma-PR and Elizabeth Plaza in connection with the reverse acquisition. For such services, we issued 600,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock, with an exercise price of $0.06 per share, to San Juan Holdings. In our private placement of series A preferred stock and warrants, San Juan Holdings purchased three units. The purchase price for the three units was $750,000. The broker, which is an affiliate of San Juan Holdings, waived the commission and the non-accountable expense allowance with respect to such sales, and as a result, San Juan Holdings purchased the three units for a net payment of $652,500. The three units were comprised of 75,000 shares of series A preferred stock and warrants to purchase 510,600 shares of common stock. The shares of series A preferred stock became converted into 1,021,200 shares of common stock. We also issued 919 shares of common stock to San Juan Holdings as a result of our failure to file the registration statement of which this prospectus is a part in a timely manner. We also paid an affiliate of San Juan Holdings a broker’s commission and non-accountable expense allowance of $195,000 for sales made to other purchasers in the private placement, and we issued to the affiliate three-year warrants to purchase an aggregate of 275,724 shares of common stock at an exercise price of $0.7344 per share. On July 2008, San Juan Holdings exercised 669,009 of the warrants exercisable at $0.06.

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

On July 1, 2008, the Company received certification as a “minority-controlled company” as defined by the National Minority Supplier Development Council and Growth Initiative (“NMSDC”). As part of the certification process, Ms. Plaza agreed to purchase an aggregate of 466,667 warrants from six warrant holders, one of which was San Juan Holdings, at a purchase price of $0.77 per warrant pursuant to a Securities Purchase Agreement dated December 12, 2007, as amended, and to immediately exercise the warrants at an exercise price of $.7344 per share, with proceeds to the Company of $342,720.24 per share. Ms. Plaza purchased the warrants from the six warrant holders and exercised the warrants effective as of July 9, 2008. The effective price per share to Ms. Plaza was $1.5044 per share in this transaction.

Board Independence

The board of directors has determined that the following directors are independent pursuant to Nasdaq Rule 4200 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market) and the Exchange Act: Kirk Michel, Howard Spindel and Irving Wiesen.

Item 14.	Principal Accountant Fees and Services.

Horwath Velez & Co. PSC  ("Horwath") has served as the Company's independent certified public accounting firm since September 25, 2006.

We were billed by Horwath in 2008 and 2007 as follows:

Description of services:	Fiscal 2008	Fiscal 2007
Audit fees	$41,000	$39,900
Audit related fees	25,820	24,624
Tax fees	—	—
All other fees	8,050	5,295
	$74,870	$69,819

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Horwath during fiscal 2008 and 2007.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

Item 15.	Exhibits and Financial Statement Schedules.

		Incorporated By Reference

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004

3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008

4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006

4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006

4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006

4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006

10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006

10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006

10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006

10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008

10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009

10.6	Employment Agreement dated December 4, 2007 between the Registrant and Juan P. Gutierrez	10-KSB	000-50956	10.6	1/31/2008

10.7	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006

10.8	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.9	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.10	Employment Agreement dated March 24, 2006 between the Registrant and Manuel Morera	8-K	000-50956	99.1	4/10/2006

10.11	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.12	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006

10.13	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006

10.14	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006

10.15	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006

10.16	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2009

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________
*   Filed herewith
**  Furnished herewith

Exhibits 10.4 through 10.11 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2009

PHARMA-BIO SERV, INC.

/s/ Elizabeth Plaza
Elizabeth Plaza
President and Chief Executive Officer