Form 10-Q
period 2009-01-31
Pharma-Bio Serv, Inc.
filed 2009-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

The number of shares of the registrant’s common stock outstanding as of March 15, 2009 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2009

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods ended January 31, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended January 31, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 6 – Exhibits	19

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2009	October 31, 2008
ASSETS:
Current assets
Cash and cash equivalents	$1,564,897	$3,087,990
Accounts receivable	2,254,447	3,245,153
Other	236,046	194,108
Total current assets	4,055,390	6,527,251

Property and equipment	1,510,877	1,521,575
Other assets	142,706	63,127
Total assets	$5,708,973	$8,111,953

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$58,239	$45,318
Accounts payable and accrued expenses	1,009,902	1,189,705
Due to affiliate	500,000	2,706,892
Income taxes payable	7,664	48,324
Total current liabilities	1,575,805	3,990,239

Other long-term liabilities	45,979	69,934
Total liabilities	1,621,784	4,060,173
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	558,113	540,337
Retained earnings	3,553,506	3,534,060
Accumulated other comprehensive loss	(26,505)	(24,692)
Total stockholders' equity	4,087,189	4,051,780
Total liabilities and stockholders' equity	$5,708,973	$8,111,953

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2009	2008

REVENUES	$2,893,516	$3,604,303

COST OF SERVICES	2,031,782	2,241,882

GROSS PROFIT	861,734	1,362,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	711,916	815,910

INCOME FROM OPERATIONS	149,818	546,511

OTHER INCOME (EXPENSES):
Interest expense	(44,616)	(88,110)
Interest income	11,095	43,415
Gain on disposition of property and equipment	7,950	-
	(25,571)	(44,695)

INCOME BEFORE INCOME TAXES	124,247	501,816

INCOME TAXES	104,801	219,093

NET INCOME	$19,446	$282,723

BASIC EARNINGS PER COMMON SHARE	$0.009	$0.014

DILUTED EARNINGS PER COMMON SHARE	$0.009	$0.013

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	19,615,539

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,554,394	22,121,341

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,446	$282,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	(7,950)	-
Stock-based compensation	17,777	33,313
Depreciation and amortization	92,665	50,427
Imputed interest expense	43,108	86,255
Decrease in accounts receivable	1,033,921	400,228
(Increase) decrease in other assets	(40,333)	54,208
(Decrease) increase in liabilities	(223,486)	107,328
NET CASH PROVIDED BY OPERATING ACTIVITIES	935,148	1,014,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(58,118)	(444,042)
Payments for business assets acquisition	(150,394)	-
Proceeds from sale of property and equipment	12,400	-

NET CASH USED IN INVESTING ACTIVITIES	(196,112)	(444,042)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(11,034)	(10,205)
Payments to affiliate	(2,250,000)	-
NET CASH USED IN FINANCING ACTIVITIES	(2,261,034)	(10,205)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,095)	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,523,093)	560,235

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,087,990	4,792,366

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,564,897	$5,352,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$190,007	$-
Interest	$1,507	$1,855
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$-	$84,306
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$4,013	$-
Property and equipment disposed with an accumulated depreciation of $27,544	$31,995	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$33,695

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2009
(Unaudited)

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

Pharma-US is a wholly owned subsidiary, which was organized in Delaware in July 2008. As of January 31, 2009, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2008 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of January 31, 2009, and for the three months ended January 31, 2009 and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2008.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2009 and October 31, 2008 the accumulated depreciation and amortization amounted to $531,873 and $480,085, respectively.

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

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of income were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the January 31, 2008 condensed consolidated financial statements to conform them to the January 31, 2009 condensed consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

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

3. In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The application of this standard had no significant effect on the Company's consolidated financial statements.

4. In September 2006, the FASB issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement. The application of this standard had no significant effect on the Company's consolidated financial statements.

5. Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

NOTE C - INCOME TAXES

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

The Company has not recognized deferred income taxes on undistributed earnings of its Puerto Rican subsidiary, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a tollgate tax.

Pharma-Bio, Pharma-IR and Pharma-PR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income and expire for Pharma-Bio and Pharma-PR in 2026 and 2015, respectively, while for Pharma-IR are available indefinitely.

The statutory income tax rate differs to the effective rate mainly due to the new tax activities in Ireland and our microbiological testing facility which don’t have previous taxable income where their current net operating losses could be carried back and derive a tax benefit. As previously mentioned, it is company policy to recognize tax benefits of net operating loss carryforwards when realization is determined to be more probable than not.

The Company adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As of January 31, 2009, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

The Company files income tax returns in the U.S. in federal and various states jurisdictions, Puerto Rico and Ireland. The 2003 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state, Puerto Rico or foreign income tax examination.

NOTE D - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. In January 2009, the Company made an advance payment of $2,250,000 over the final installment due on January 25, 2009. The Company expects to pay the remaining balance during fiscal year 2009. As of January 31, 2009 and October 31, 2008 the outstanding installment balances were:
	January 31, 2009	October 31, 2008
Amount due within the year ended October 31, 2009	$500,000	$2,750,000
Less imputed interest	-	(43,108)
Present value of amount due	500,000	2,706,892
Current portion	(500,000)	(2,706,892)
Long-term portion	$-	$-

NOTE E – WARRANTS

At January 31, 2009 and October 31, 2008 the Company had outstanding warrants to purchase 11,053,216 and 12,188,892 shares, respectively, of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

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

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2009	2008
Net income available to common equity holders - used to compute basic and diluted earnings per share	$19,446	$280,723
Weighted average number of common shares - used to compute basic earnings per share	20,751,215	19,615,539
Effect of warrants to purchase common stock	1,803,179	2,500,936
Effect of options to purchase common stock	-	4,866
Weighted average number of shares - used to compute diluted earnings per share	22,554,394	22,121,341

Warrants for the purchase of 8,972,625 and 9,687,956 shares of common stock for the three month periods ended in January 31, 2009 and 2008, respectively, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,426,944 and 1,481,906 shares of common stock for the years ended in January 31, 2009 and 2008, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains cash deposits in an FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. The money market fund is insured until April 30, 2009 under the United States Treasury Temporary Guarantee Program. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to four customers, who accounted for 10% or more of its revenues in either of the three month periods ended January 31, 2009 or 2008. During the three months ended January 31, 2009 revenues from these customers were 29%, 23%, 12% and 7%, or a total of 71%, as compared to the same period last year for 27%, 25%, 5% and 13%, or a total of 70%, respectively. At January 31, 2009 amounts due from these customers represented 61% of total accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2008. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2008.

Overview

We are a compliance services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 125 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We expanded the markets we serve from Puerto Rico to the United States and Ireland. We have offices in the United States and Ireland markets since fiscal years 2006 and 2008, respectively. The recently established Ireland operation, with an Ireland based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities.

We have plans to further penetrate the markets we currently serve. We will be marketing our services with an active presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry.  Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

While our core business is FDA and International agencies regulatory compliance related services we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers.  Accordingly, in fiscal year 2009 we have expanded our portfolio of services to include a microbiological testing laboratory, an information technology consulting practice and an organically developed training center that will provide seminars/trainings to the industry.

Our new microbiological laboratory (“Lab”) located in Puerto Rico, with an investment of $1.3 million, incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. The Lab offers microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries.

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

In December 2008, we acquired the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. Integratek provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others.  Integratek is a Microsoft Certified Partner and a reseller for technology products from leading vendors in the market. Although this acquired operation is currently small, our goal is to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

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

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for our new Lab and service activities outside of Puerto Rico. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%.

Although we believe we have instituted the right strategies to be profitable and seek growth, we cannot control the fact that the industry and the local and global economies are undergoing a recession and that has affected our operation and business growth.

The global economy recession and the industry worldwide consolidation continue to affect our fiscal year 2009 revenues and our growth plans.  For the three months period ended in January 31, 2009 our total net revenues decreased by approximately $0.7 million or 19.7%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we have adjusted our pricing and gross margin structure accordingly. In addition, we implemented cost containment measures and are refocusing the overall operations strategy to reduce its overhead costs. These factors have lead our net income for the three months period ended January 31, 2009 to be approximately $19,000, a decline of $264,000 or a reduction in profit margin of 7.1 percentage points when compared to the same period last year.

The following table sets forth information as to our revenue for the three months ended January 31, 2009 and 2008, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region	2009		2008
Puerto Rico	$2,143	74.1%	$2,724	75.6%
United States	601	20.8%	880	24.4%
Ireland	149	5.1%	-	-
	$2,893	100.0%	$3,604	100.0%

We believe our fiscal year 2009 profitability and liquidity is going to be highly dependent of the effect the global economy and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2009 and 2008, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2009		2008
Revenues	$2,894	100.0%	$3,604	100.0%
Cost of services	2,032	70.2%	2,242	62.2%
Gross profit	862	29.8%	1,362	37.8%
Selling, general and administrative costs	712	24.6%	816	227%
Interest expense	45	1.6%	88	2.4%
Interest income	11	-0.4%	44	-1.2%
Gain on disposition of property	8	-0.3%	-	0.0%
Income before income taxes	124	4.3%	502	13.9%
Income tax expense	105	3.6%	219	6.1%
Net income	19	0.7%	283	7.8%

Revenues. Revenues for the three months ended January 31, 2009 were $2.9 million, a decrease of approximately $0.7 million or 19.7%, when compared to the same period last year. The reduction is mainly attributable to the decrease of approximately $0.5 million and $0.3 million in the Puerto Rico and the United States market service revenue, respectively, partially offset by $0.1 million generated by the Ireland operation.

Decreases in the service revenue are mostly due to the global economy recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation.

Cost of Services; gross margin. For the three months ended January 31, 2009, our gross margin decreased by 8.0 percentage points when compared to the same period last year. The net gross margin reduction is mainly attributable to our strategy to maintain volume in the market we serve by keeping its pricing competitiveness, and expenses incurred by our new Lab for rent and equipment depreciation in the aggregate amount of approximately $65,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2009 were approximately $712,000, a reduction of $104,000 as compared to the same period last year. The net decrease in expenses is mainly attributable to the expense containment measures implemented from last fiscal year and continued in the current fiscal year, geared to offset the service revenue decline and the variance in some expenses incurred by our Lab last year while under the development stage for the aggregate amount of approximately $24,000.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made through fiscal year 2009.

Income Taxes Expense. The decrease on income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to the new tax activities in Ireland and our Lab which do not have previous taxable income where their current net operating losses could be carried back and derive a tax benefit. It is company policy to recognize tax benefits of net operating losses when realized. Realization of future tax benefits is dependent on many factors, including the tax activity ability to generate taxable income. Accordingly the income tax benefit will be recognized on a yearly basis when realized.

Net Income. Our net income for the three months ended January 31, 2009 was approximately $19,000, a decline of $264,000 or a reduction in profit margin of 7.1 percentage points when compared to the same period last year. For the three months ended in January 31, 2009, earnings per common share basic and diluted were $0.009, they declined by $0.005 and $0.004, respectively, when compared to the same period last year.

Our net income was affected by the decrease in gross margin, partially offset by cost containment measures in selling, general and administrative expenses, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2009, we have generated cash flow from operations of approximately $0.9 million and working capital of approximately $2.5 million, notwithstanding within that period we have made a partial payment of $2.25 million related to the final $2.75 million installment due in January 2009 pursuant the 2006 Pharma-PR acquisition agreement. If our profitability and liquidity improves, during fiscal year 2009 we expect to pay from working capital the remaining balance of $500,000.

To the extent that we pursue possible opportunities and are able to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, statutory taxes, and payments pursuant to the agreement terms for the acquisition of Pharma-PR.

Management believes that with improved levels of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay the balance of the final installment due in connection with the acquisition of Pharma-PR and our obligations to pay the installment payments due in connection with the acquisition of Integratek, for the next twelve months.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is implementing marketing and cost containment strategies to seek and improve our current liquidity and profitability trend.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2009.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2009 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

New Accounting Pronouncements

There were no new accounting pronouncements, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2008, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

PART II– OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business.  We do not believe that there are any proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

ITEM 6.  EXHIBITS

(a) Exhibits:

4.1	Form of First Amendment to Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 29, 2009).

10.1
Amendment dated December 17, 2008 to Employment Agreement dated November 5, 2007, between Pedro Lasanta and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2008).

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: March 17, 2009