Form 10-Q
period 2009-04-30
Pharma-Bio Serv, Inc.
filed 2009-06-15
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 12, 2009 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2009

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2009 and October 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods and six-month periods ended April 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods and the six-month periods ended April 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS:	April 30, 2009 *	October 31, 2008 **
Current assets
Cash and cash equivalents	$1,979,990	$3,087,990
Accounts receivable	2,277,232	3,245,153
Other	172,001	194,108
Total current assets	4,429,223	6,527,251

Property and equipment	1,504,348	1,521,575
Other assets	125,054	63,127
Total assets	$6,058,625	$8,111,953

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$41,169	$45,318
Accounts payable and accrued expenses	915,471	1,189,705
Due to affiliate	500,000	2,706,892
Income taxes payable	146,996	48,324
Total current liabilities	1,603,636	3,990,239

Obligations under capital leases, less current portion	79,239	69,934
Total liabilities	1,682,875	4,060,173
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	576,303	540,337
Retained earnings	3,821,457	3,534,060
Accumulated other comprehensive loss	(24,085)	(24,692)
Total stockholders' equity	4,375,750	4,051,780
Total liabilities and stockholders' equity	$6,058,625	$8,111,953

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
REVENUES	$3,139,897	$3,697,793	$6,033,413	$7,302,096

COST OF SERVICES	1,944,190	2,339,994	3,978,972	4,581,876

GROSS PROFIT	1,195,707	1,357,799	2,054,441	2,720,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	789,732	686,014	1,498,648	1,501,924

INCOME FROM OPERATIONS	405,975	671,785	555,793	1,218,296

OTHER INCOME (EXPENSES):
Interest expense	(1,711)	(45,208)	(46,327)	(133,318)
Interest income	4,888	14,457	15,983	57,872
(Loss) gain on disposition of property and equipment	(1,869)	-	6,081	-
	1,308	(30,751)	(24,263)	(75,446)

INCOME BEFORE TAXES	407,823	641,034	531,530	1,142,850

INCOME TAXES	139,332	295,850	244,133	514,943

NET INCOME	$267,951	$345,184	$287,397	$627,907

BASIC EARNINGS PER COMMON SHARE	$0.013	$0.018	$0.014	$0.032

DILUTED EARNINGS PER COMMON SHARE	$0.012	$0.015	$0.013	$0.028

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	19,615,539	20,751,215	19,615,539

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,209,699	22,075,707	22,262,305	22,114,006

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267,951	$345,184	$287,397	$627,907
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposition of property and equipment	1,868	-	(6,081)	-
Stock-based compensation	18,190	41,705	35,966	75,018
Depreciation and amortization	72,865	53,272	165,530	103,699
Imputed interest expense	-	42,911	43,108	129,166
(Increase) decrease in accounts receivable	(485)	(73,914)	1,033,436	326,314
Decrease in other assets	76,730	42,575	36,397	96,783
Increase (decrease) in liabilities	23,622	(502,674)	(199,864)	(395,346)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	460,741	(50,941)	1,395,889	963,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(37,693)	(180,215)	(95,811)	(624,257)
Payments for business assets acquisition	-	-	(150,394)	-
Proceeds from sale of property and equipment	-	-	12,400	-
NET CASH USED IN INVESTING ACTIVITIES	(37,693)	(180,215)	(233,805)	(624,257)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(9,253)	(11,777)	(20,287)	(21,982)
Payments to affiliate	-	(2,750,000)	(2,250,000)	(2,750,000)
NET CASH USED IN FINANCING ACTIVITIES	(9,253)	(2,761,777)	(2,270,287)	(2,771,982)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,298	-	203	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	415,093	(2,992,933)	(1,108,000)	(2,432,698)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,564,897	5,352,601	3,087,990	4,792,366

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,979,990	$2,359,668	$1,979,990	$2,359,668
SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$372,067	$190,007	$372,067
Interest	$1,711	$347,431	$3,218	$349,285

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$-	$72,212	$-	$161,518
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$14,911	$-	$18,924	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$58,970	$-	$58,970	$33,695
Property and equipment with accumulated depreciation of $70,790 and $98,334 disposed during the three and six month periods ended in April 30, 2009, respectively	$106,185	$-	$138,180	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2009
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

Pharma-US is a wholly owned subsidiary, which was organized in Delaware in July 2008. As of April 30, 2009, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2008 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of April 30, 2009, and for the three-month and six-month periods ended April 30, 2009 and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2008.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in an amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using a straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2009 and October 31, 2008, the accumulated depreciation and amortization amounted to $528,948 and $480,085, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2008 condensed consolidated financial statements to conform them to the April 30, 2009 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

Pharma-Bio and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income which expires for Pharma-Bio in 2026 while for Pharma-IR are available indefinitely.

The statutory income tax rate differs to the effective rate mainly due to the new operation in Ireland which doesn’t have previous taxable income where its current net operating losses could be carried back and derive a tax benefit. As previously mentioned, it is company policy to recognize tax benefits of net operating loss carryforwards when realization is determined to be more probable than not.

The Company adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As of April 30, 2009, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2003 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under income tax examination.

NOTE D - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. In January 2009, the Company made an advance payment of $2,250,000 over the final installment due on January 25, 2009. The Company expects to pay the remaining balance during fiscal year 2009. As of April 30, 2009 and October 31, 2008 the outstanding installment balances were:

	April 30, 2009	October 31, 2008
Amount due within the year ended October 31, 2009	$500,000	$2,750,000
Less imputed interest	-	(43,108)
Present value of amount due	500,000	2,706,892
Current portion	(500,000)	(2,706,892)
Long-term portion	$-	$-

NOTE E – WARRANTS

At April 30, 2009 and October 31, 2008 the Company had outstanding warrants to purchase 11,053,216 shares of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

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

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Net income available to common equity holders - used to compute basic and diluted earning per share	$267,951	$345,184	$287,397	$627,907
Weighted average number of common shares - used to compute basic earning per share	20,751,215	19,615,539	20,751,215	19,615,539
Effect of warrants to purchase common stock	1,458,484	2,460,168	1,511,090	2,497,167
Effect of options to purchase common stock	-	-	-	1,300
Weighted average number of shares - used to compute diluted earnings per share	22,209,699	22,075,707	22,262,305	22,114,006

Warrants for the purchase of 8,972,625 shares of common stock for the three-month and six-month periods ended in April 30, 2009, and 9,439,292 shares for the three-month and six-month periods ended in April 30, 2008, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,436,944 shares of common stock for the three-month and six-month periods ended in April 30, 2009, and 1,506,772 and 1,266,772 shares for the three-month and six-month periods ended in April 30, 2008, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company maintains cash deposits in an FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. The money market fund is insured until September 18, 2009 under the United States Treasury Temporary Guarantee Program. No losses have been experienced or are expected on these accounts.

Accounts receivable and revenues

Management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States of America and Ireland. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2009 or 2008. During the three months ended April 30, 2009, revenues from these customers were 22%, 22%, 11% and 9%, or a total of 64%, as compared to the same period last year for 26%, 30%, 8% and 8%, or a total of 72%, respectively. For the six months ended April 30, 2009 revenues from these customers were 25%, 23%, 11% and 8%, or a total of 67%, as compared to the same period last year for 27%, 27%, 7% and 11%, or a total of 72%, respectively. At April 30, 2009 amounts due from these customers represented 51% of the Company’s total accounts receivable balance.

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

Overview

We are a compliance services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 105 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We expanded the markets we serve from Puerto Rico to the United States and Ireland. We have offices in the United States and Ireland markets since fiscal years 2006 and 2008, respectively. The recently established Ireland operation, with an Ireland based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities. In the other hand, we are actively seeking to further expand our US market. Since the end of our first quarter of the current fiscal year we have strengthened the US operation.  Senior management and a recently hired Business Development Director for the US operation have been leading the efforts for the US market expansion.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers.  Accordingly, in fiscal year 2009 we have expanded our portfolio of services to include a microbiological testing laboratory, an information technology consulting practice and a training center that will provide seminars/trainings to the industry.

Our new microbiological laboratory (“Lab”) located in Puerto Rico, with an investment of $1.3 million, incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. The Lab offers microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. We have plans to expand our Lab services to include chemistry and environmental testing at an approximate investment of $185,000 to be incurred during the second half of fiscal year 2009.

During 2008, we identified the industry need, and the opportunity to provide, technical seminars/trainings that will incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which includes resources of our own, were identified and teamed to provide these seminars/trainings to the industry through our newly created “Pharma Serv Academy” division. Our goal is to provide these services and market our company in the markets we currently serve as well as others.

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

The global economic recession and the industry worldwide consolidation continue to affect our fiscal year 2009 revenues and our growth plans.  For the six months period ended in April 30, 2009 our total net revenues decreased by approximately $1.3 million or 17.4%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we have adjusted our pricing and gross margin structure accordingly. In addition, we implemented cost containment measures and are refocusing the overall operations strategy to reduce our overhead costs. Among others, we have reduced management salaries, including those of our headquarters team. These factors have lead our net income for the six months period ended April 30, 2009 to be approximately $287,000, a decline of $341,000 or a reduction in profit margin of 3.8 percentage points when compared to the same period last year.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2009 and 2008, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2009		2008		2009		2008
Puerto Rico	$2,312	73.6%	$2,561	69.3%	$4,454	73.8%	$5,285	72.4%
United States	651	20.7%	1,111	30.0%	1,252	20.8%	1,991	27.2%
Ireland	177	5.7%	26	0.7%	327	5.4%	26	0.4%
	$3,140		$3,698		$6,033		$7,302

We believe our fiscal year 2009 profitability and liquidity is going to be highly dependent of the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six month periods ended April 30, 2009 and 2008, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2009		2008		2009		2008
Revenues	$3,140	100.0%	$3,698	100.0%	$6,033	100.0%	$7,302	100.0%
Cost of services	1,944	61.9%	2,340	63.3%	3,979	66.0%	4,582	62.7%
Gross profit	1,196	38.1%	1,358	36.7%	2,054	34.0%	2,720	37.3%
Selling, general and administrative costs	790	25.2%	686	18.6%	1,499	24.8%	1,502	20.6%
Interest expense	2	0.1%	45	1.2%	46	0.8%	133	1.8%
Interest income	5	-0.2%	14	-0.4%	16	-0.3%	58	-0.8%
Loss (Gain) on disposition of property	2	0.1%	-	0.0%	(6)	-0.1%	-	0.0%
Income before income taxes	407	12.9%	641	17.3%	531	8.8%	1,143	15.7%
Income tax expense	139	4.4%	296	8.0%	244	4.0%	515	7.1%
Net income	268	8.5%	345	9.3%	287	4.8%	628	8.6%

Revenues. Revenues for the three months ended April 30, 2009 were $3.1 million, a decrease of approximately $0.6 million or 15.1%, when compared to the same period last year. The reduction is mainly attributable to the decrease of approximately $0.7 million and $0.5 million in the Puerto Rico and the United States market consulting service revenue, respectively, partially offset by $0.4 million derived from our new Lab operation and $0.2 million generated by the Ireland consulting operation.

For the six-month period ended April 30, 2009 revenues were $6 million, a net decrease of approximately $1.3 million or 17.4% from the comparable six-month period last year. The reduction is mainly attributable to the decrease in Puerto Rico and the United States market consulting service revenues of $1.4 million and $0.7 million, respectively, partially offset by $0.5 million in new business from our Lab and $0.3 million generated by the Ireland consulting operation.

Decreases in the service revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation.

Cost of Services; gross margin. The gross margin increased by 1.4 percentage points in the three-month period ended in April 30, 2009 when compared to the same periods last year. The favorable gross margin gain is attributable to our new Lab operation. The overall gross margin ratio for other operations remained unchanged.

The gross margin for the six-month period ended in April 30, 2009 reflected a net reduction of 3.3 percentage points when compared to the same period last year. The decline is mainly attributable to reduced margins attained in the first quarter of fiscal year 2009, as compared to last year, because of our strategy to maintain volume in the market we serve by keeping our pricing competitiveness, and the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in April 30, 2009 were approximately $790,000, a net increase of approximately $104,000 as compared to the same period last year. The variance is mainly attributable to our new Integratek, Lab, Pharma Serv Academy and Ireland operations. Expenses incurred leading our strategy to further penetrate the US market absorbed the savings attained in salary adjustments of our management team and other cost containment measures implemented.

Selling, general and administrative expenses for the six months ended in April 30, 2009 and 2008 were approximately $1.5 million. New operations expenses generated by Integratek, Lab, Pharma Serv Academy and Ireland divisions were absorbed by the savings obtained from the cost containment measures mostly derived from our first quarter of fiscal year 2009. The expense containment measures were implemented since the second quarter of last fiscal year and continued in the current fiscal year.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made through fiscal year 2009. Interest expense savings for the three and six months periods ended in April 30, 2009 as compared to the same periods last year were approximately $43,000 and $87,000, respectively.

Income Taxes Expense. The decrease on income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to the new operation in Ireland which does not have previous taxable income where its current net operating loss could be carried back and derive a tax benefit. Income tax benefits will be recognized when realization is determined to be more probable than not.  Realization of future tax benefits is dependent on many factors, including the tax activity ability to generate taxable income.

Net Income. Our net income for the three and six month periods ended April 30, 2009 were approximately $268,000 and $287,000, respectively, a decline of $77,000 and $341,000 or a reduction in profit margin of 0.8 and 3.8 percentage points, respectively, when compared to the same periods last year.

For the three months period ended in April 30, 2009, earnings per common share basic and diluted were $0.013 and $0.012, a decline of $0.005 and $0.003, respectively, when compared to the same period last year. For the six months period ended in April 30, 2009, earnings per common share basic and diluted were $0.014 and $0.013, a decline of $0.018 and $0.015, respectively, when compared to the same period last year.

Our net income was affected by the decrease in overall gross margin, new operations selling general and administrative expenses partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2009, we have generated cash flow from operations of approximately $1.4 million and sustain working capital of approximately $2.8 million, notwithstanding within that period we have made a partial payment of $2.25 million related to the final $2.75 million installment due in January 2009 pursuant to the 2006 Pharma-PR acquisition agreement. If our profitability and liquidity improves, during fiscal year 2009 we expect to pay from working capital the remaining balance of $500,000.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is implementing marketing and cost containment strategies to seek and improve our sales, current liquidity and profitability trend.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2009.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2009 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

•	We may be unable to pass on increased labor costs to our clients.
•	Our cash requirements include payments due from our reverse merger transaction.
•	Consolidation in the pharmaceutical industry may have a harmful effect on our business.
•	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
•	Changes in tax benefits may affect the willingness of companies to continue or expand their operations where we do business.
•	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.
•	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.
•	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
•	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.
•	We may be held liable for the actions of our employees or contractors when on assignment.
•	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
•	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
•	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
•	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico.
•	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.
•	If we make any acquisitions, they may disrupt or have a negative impact on our business.
•	Because of our cash requirements, we may be unable to pay dividends.
•	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
•	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 6.  EXHIBITS

(a) Exhibits:

10.1
Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2009).

10.2
Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 17, 2009).

10.3
Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro J. Lasanta (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2009).

10.4
Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nelida Plaza (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 17, 2009).

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

Dated: June 15, 2009