Form 10-Q
period 2009-07-31
Pharma-Bio Serv, Inc.
filed 2009-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

The number of shares of the registrant’s common stock outstanding as of September 11, 2009 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2009 *	October 31, 2008 **
ASSETS:
Current assets
Cash and cash equivalents	$2,150,412	$3,087,990
Accounts receivable	2,242,707	3,245,153
Other	284,874	194,108
Total current assets	4,677,993	6,527,251

Property and equipment	1,553,880	1,521,575
Other assets	107,997	63,127
Total assets	$6,339,870	$8,111,953

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$47,610	$45,318
Accounts payable and accrued expenses	1,120,225	1,189,705
Due to affiliate	500,000	2,706,892
Income taxes payable	157,444	48,324
Total current liabilities	1,825,279	3,990,239

Obligations under capital leases, less current portion	67,107	69,934
Total liabilities	1,892,386	4,060,173
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	587,593	540,337
Retained earnings	3,874,746	3,534,060
Accumulated other comprehensive loss	(16,930)	(24,692)
Total stockholders' equity	4,447,484	4,051,780
Total liabilities and stockholders' equity	$6,339,870	$8,111,953

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
REVENUES	$2,626,531	$4,191,873	$8,659,944	$11,493,969

COST OF SERVICES	1,753,351	2,547,992	5,732,323	7,129,868

GROSS PROFIT	873,180	1,643,881	2,927,621	4,364,101

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	710,050	802,194	2,208,698	2,304,118

INCOME FROM OPERATIONS	163,130	841,687	718,923	2,059,983

OTHER INCOME (EXPENSES):
Interest expense	(4,484)	(46,670)	(50,811)	(179,988)
Interest income	4,988	11,492	20,971	69,364
Gain on disposition of property and equipment	-	-	6,081	-
	504	(35,178)	(23,759)	(110,624)

INCOME BEFORE TAXES	163,634	806,509	695,164	1,949,359

INCOME TAXES	110,345	291,631	354,478	806,574

NET INCOME	$53,289	$514,878	$340,686	$1,142,785

BASIC EARNINGS PER COMMON SHARE	$0.003	$0.026	$0.016	$0.058

DILUTED EARNINGS PER COMMON SHARE	$0.002	$0.023	$0.015	$0.052

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	19,892,186	20,751,215	19,708,428

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,461,517	22,210,816	22,287,638	22,153,259

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,289	$514,878	$340,686	$1,142,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	-	-	(6,081)	-
Stock-based compensation	11,290	41,954	47,256	116,972
Depreciation and amortization	71,370	54,046	236,900	157,745
Imputed interest expense	-	44,600	43,108	173,766
Decrease (increase) in accounts receivable	45,065	(866,618)	1,078,501	(540,304)
(Increase) decrease in other assets	(99,726)	(60,453)	(63,329)	36,331
Increase (decrease) in liabilities	208,442	(210,727)	8,578	(528,861)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	289,730	(482,320)	1,685,619	558,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(115,745)	(41,128)	(211,556)	(742,598)
Payments for business assets acquisition	-	-	(150,394)	-
Proceeds from sale of property and equipment	-	-	12,400	-
NET CASH USED IN INVESTING ACTIVITIES	(115,745)	(41,128)	(349,550)	(742,598)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(5,691)	(12,004)	(25,978)	(33,986)
Proceeds from issuance of common stock	-	382,861	-	382,861
Payments to affiliate	-	-	(2,250,000)	(2,750,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,691)	370,857	(2,275,978)	(2,401,125)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,128	-	2,331	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,422	(152,591)	(937,578)	(2,585,289)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,979,990	2,359,668	3,087,990	4,792,366

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,150,412	$2,207,077	$2,150,412	$2,207,077
SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$99,897	$616,981	$289,904	$1,005,323
Interest	$4,485	$2,070	$7,703	$351,356

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable incurred in projects in process	$-	$-	$-	$84,306
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$-	$18,924	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$58,970	$33,695
Property and equipment with accumulated depreciation of $98,334 disposed during the nine month period ended in July 31, 2009	$-	$-	$138,180	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2009
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

Pharma-US is a wholly owned subsidiary, which was organized in Delaware in July 2008. As of July 31, 2009, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2008 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of July 31, 2009, and for the three-month and nine-month periods ended July 31, 2009 and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2008.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in an amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using a straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2009 and October 31, 2008, the accumulated depreciation and amortization amounted to $595,318 and $480,085, respectively.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2008 condensed consolidated financial statements to conform them to the July 31, 2009 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

1. In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ” (“SFAS 168”), which will be effective for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. All existing FASB accounting standards and guidance are superseded as described in SFAS 168. Subsequently, instead of issuing new accounting standards in the form of statements, FASB staff positions, and Emerging Issues Task Force (“EITF”) abstracts, the FASB will issue Accounting Standards Updates that will update the Codification. Adoption of the Codification will not have a significant impact on our financial statements.

2. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date, if any.

3. In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

4. In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The application of this standard had no significant effect on the Company's consolidated financial statements.

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

NOTE C - INCOME TAXES

The Company adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As of July 31, 2009, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

The statutory income tax rate differs from the effective rate mainly due to the new operation in Ireland which does not have previous taxable income where its current net operating losses could be carried back and derive a tax benefit. As previously mentioned, it is company policy to recognize tax benefits of net operating loss carryforwards when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2003 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under income tax examination.

NOTE D - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. In January 2009, the Company made a payment of $2,250,000 towards the final installment due on January 25, 2009. The Company expects to pay the remaining balance during fiscal year 2009. As of July 31, 2009 and October 31, 2008 the outstanding installment balances were:

	July 31, 2009	October 31, 2008
Amount due within the year ended October 31, 2009	$500,000	$2,750,000
Less imputed interest	-	(43,108)
Present value of amount due	500,000	2,706,892
Current portion	(500,000)	(2,706,892)
Long-term portion	$-	$-

NOTE E – WARRANTS

At July 31, 2009 and October 31, 2008 the Company had outstanding warrants to purchase 11,053,216 shares of the Company’s common stock at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

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

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Net income available to common equity holders - used to compute basic and diluted earning per share	$53,289	$514,878	$340,686	$1,142,785
Weighted average number of common shares - used to compute basic earning per share	20,751,215	19,892,186	20,751,215	19,708,428
Effect of warrants to purchase common stock	1,710,302	2,318,630	1,536,423	2,444,831
Effect of options to purchase common stock	-	-	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,461,517	22,210,816	22,287,638	22,153,259

Warrants for the purchase of 8,972,625 shares of common stock for the three-month and nine-month periods ended in July 31, 2009 and 2008, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,347,913 shares of common stock for the three-month and nine-month periods ended in July 31, 2009, and 1,506,772 shares of common stock for the three-month and nine-month periods ended in July 31, 2008, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and nine-month periods ended July 31, 2009 and 2008. During the three months ended July 31, 2009, revenues from these customers were 22%, 17%, and 9%, or a total of 48%, as compared to the same period last year for 28%, 31%, and 9%, or a total of 68%, respectively. For the nine months ended July 31, 2009 revenues from these customers were 24%, 21%, and 11%, or a total of 56%, as compared to the same period last year for 27%, 29%, and 8%, or a total of 64%, respectively. At July 31, 2009 amounts due from these customers represented 41% of the Company’s total accounts receivable balance.

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

Overview

We are a compliance services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 110 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We expanded the markets we serve from Puerto Rico to the United States and Ireland. We have offices in the United States and Ireland markets since fiscal years 2006 and 2008, respectively. The recently established Ireland operation, with an Ireland based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities. We are actively pursuing to further expand our US market. Since the end of our first quarter of the current fiscal year we have strengthened the US operation.  Senior management and a recently hired Business Development Manager for the US operation have been leading the efforts for the US market expansion.

We have plans to further penetrate the markets we currently serve. We market our services with an active presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry.  Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers.  Accordingly, in fiscal year 2009 we have expanded our portfolio of services to include a microbiological testing laboratory, an information technology consulting practice and a training center that provides seminars/trainings to the industry.

Our new microbiological laboratory (“Lab”) located in Puerto Rico, with an investment of $1.3 million, incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. The Lab offers microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. We have plans to expand our Lab services to include chemistry and environmental testing at an approximate investment of $185,000 which is being incurred during the second half of fiscal year 2009.

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

In line with the strategy to penetrate the United States market, on July 1, 2009 we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on July 1, 2010.

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

The global economic recession and the industry worldwide consolidation continue to affect our fiscal year 2009 revenues and our growth plans.  For the nine months period ended in July 31, 2009 our total net revenues decreased by approximately $2.8 million or 24.7%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we have adjusted our pricing and gross margin structure accordingly. In addition, we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. Among others, we have reduced management salaries, including those of our headquarters team. These factors have lead our net income for the nine months period ended July 31, 2009 to be approximately $341,000, a decline of $802,000 or a reduction in profit margin of 6.1 percentage points when compared to the same period last year.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2009 and 2008, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2009		2008		2009		2008
Puerto Rico	$1,934	73.6%	$2,888	68.9%	$6,388	73.8%	$8,173	71.1%
United States	405	15.5%	1,218	29.0%	1,658	19.1%	3,209	27.9%
Ireland	287	10.9%	86	2.1%	614	7.1%	112	1.0%
	$2,626		$4,192		$8,660		$11,494

We believe the remainder of our fiscal year 2009 profitability and liquidity is going to be highly dependent of the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine month periods ended July 31, 2009 and 2008, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2009		2008		2009		2008
Revenues	$2,626	100.0%	$4,192	100.0%	$8,660	100.0%	$11,494	100.0%
Cost of services	1,753	66.8%	2,548	60.8%	5,732	66.2%	7,130	62.0%
Gross profit	873	33.2%	1,644	39.2%	2,928	33.8%	4,364	38.0%
Selling, general and administrative costs	710	27.0%	802	19.1%	2,209	25.5%	2,304	20.0%
Interest expense	5	0.2%	46	1.1%	51	0.6%	180	1.6%
Interest income	5	-0.2%	11	-0.3%	21	-0.2%	69	-0.6%
Loss (gain) on disposition of property	-	0.0%	-	0.0%	(6)	-0.1%	-	0.0%
Income before income taxes	163	6.2%	807	19.3%	695	8.0%	1,949	17.0%
Income tax expense	110	4.2%	292	7.0%	354	4.1%	806	7.0%
Net income	53	2.0%	515	12.3%	341	3.9%	1,143	10.0%

Revenues. Revenues for the three months ended July 31, 2009 were $2.6 million, a decrease of approximately $1.6 million or 37.3%, when compared to the same period last year. The reduction is mainly attributable to the decrease of approximately $1.3 million and $0.8 million in the Puerto Rico and the United States market consulting service revenue, respectively, partially offset by $0.2 million generated by the Ireland consulting operation, $0.2 million derived from our new Lab operation and $0.1 million from the Integratek division.

For the nine-month period ended July 31, 2009 revenues were $8.7 million, a net decrease of approximately $2.8 million or 24.7% from the comparable nine-month period last year. The reduction is mainly attributable to the decrease in Puerto Rico and the United States market consulting service revenues of $2.6 million and $1.5 million, respectively, partially offset by $0.5 million generated by the Ireland consulting operation, $0.6 million in new business from our Lab and $0.2 million from our Integratek division.

Decreases in the service revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation.

Cost of Services; gross margin. The overall gross margin for the three-month period ended in July 31, 2009 reflected a gross margin reduction of 6.0 percentage points when compared to the same period last year. The decrease is attributable to the effect over gross margin of the consulting and Lab operations by 3.4 and 2.6 percentage points, respectively.

The gross margin for the nine-month period ended in July 31, 2009 reflected a net reduction of 4.2 percentage points when compared to the same period last year. The decrease is attributable to the effect over gross margin of 3.0 and 1.2 percentage points from the consulting and Lab operations, respectively.

The decline in gross margin ratios for the three and nine month periods ended in July 31, 2009, as compared to last year, is mainly attributable to our strategy to maintain volume in the consulting market we serve by keeping our prices competitive, and the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine month periods ended in July 31, 2009 were approximately $710,000 and $2.2 million, respectively, a net reduction in expenses of approximately $92,000 and $95,000, respectively, as compared to the same periods last year.

The reduction in selling general and administrative expenses for the three and nine month periods ended in July 31, 2009, as compared to last year, is mainly attributable to the net savings attained in salary adjustments to our management team and other cost containment measures implemented, partially offset by expenses incurred by our new Integratek, Lab, Pharma Serv Academy and Ireland operations.

Interest Expense. We have been recognizing imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreases as annual payments are made through fiscal year 2009. Interest expense savings for the three and nine months periods ended in July 31, 2009 as compared to the same periods last year were approximately $41,000 and $129,000, respectively.

Income Taxes Expense. The decrease in income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to the new operation in Ireland which does not have previous taxable income where its current net operating loss could be carried back and derive a tax benefit. Income tax benefits will be recognized when realization is determined to be more probable than not. Realization of future tax benefits is dependent on many factors, including the tax activity ability to generate taxable income.

Net Income. Our net income for the three and nine month periods ended July 31, 2009 were approximately $53,000 and $341,000, respectively, a decline of $462,000 and $802,000 or a reduction in profit margin of 10.3 and 6.1 percentage points, respectively, when compared to the same periods last year.

For the three months period ended in July 31, 2009, earnings per common share basic and diluted were $0.003 and $0.002, a decline of $0.023 and $0.021, respectively, when compared to the same period last year. For the nine months period ended in July 31, 2009, earnings per common share basic and diluted were $0.016 and $0.015, a decline of $0.042 and $0.037, respectively, when compared to the same period last year.

Our net income was affected by the decrease in overall gross margin, new operations selling general and administrative expenses partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2009, we have generated cash flow from operations of approximately $1.7 million and sustain working capital of approximately $2.8 million, notwithstanding within that period we have made a partial payment of $2.25 million related to the final $2.75 million installment due in January 2009 pursuant to the 2006 Pharma-PR acquisition agreement. During the remainder of fiscal year 2009 we expect to pay from working capital the remaining balance of $500,000 related to the Pharma-PR acquisition agreement and $50,000 pertaining to the acquisition of Integratek.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, statutory taxes, and payments pursuant to the agreement terms for the acquisition of Pharma-PR and Integratek.

Management believes that with the current level of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments, including our obligations to pay the balance of the final installment due in connection with the acquisition of Pharma-PR and the acquisition of Integratek, for the next twelve months.

To the extent that we pursue possible opportunities to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters that exist within the consulting services industry, management is implementing marketing and cost containment strategies to seek and improve our sales, current liquidity and profitability trend.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2009.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2009 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Dated: September 14, 2009