Form 10-K
period 2009-10-31
Pharma-Bio Serv, Inc.
filed 2010-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, #6 Road 696 Dorado, Puerto Rico	00646 (Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2009 (the last business day of the second quarter of the registrant’s current fiscal year), was $2,691,558.90.

The number of shares of the registrant’s common stock outstanding as of January 27, 2010 was 20,751,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2009

PART I

ITEM 1.  BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc.

On January 25, 2006, pursuant to an agreement and plan of merger among us, Plaza Acquisition Corp., Pharma-Bio Serv PR, Inc. (then known as Plaza Consulting Group, Inc. and referred to as “Pharma-PR”), and the then sole stockholder of Pharma-PR, Plaza Acquisition Corp. was merged into Pharma-PR, with the result that Pharma-PR became our wholly-owned subsidiary and our sole business became the business of Pharma-PR.

Pharma-PR business was established as a sole proprietorship in 1993 and incorporated in 1997 to offer compliance consulting services to the pharmaceutical industry. The business operations provide services to the pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico, the United States and Ireland.

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a compliance services consulting firm and laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local validation and compliance consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and anticipate providing chemical testing services through our laboratory testing facility in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 110 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility, our acquired information technology service firm, Integratek, and our technical training division, Pharma Serv Academy.

Integratek provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others. Our Pharma Serv Academy division, through a network of leading industry professional experts in their field, which include resources of our own, provides technical seminars/training that incorporates the latest regulatory trends and standards as well as other related areas. Although these services are not currently significant to our operating results, our goal is to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

We believe the most significant factors to achieving future business growth includes our ability to:  (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced professionals; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe and possibly other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients.  Since our business is conducted mainly in Puerto Rico, our business is affected to the extent that Puerto Rico’s current economic downturn affects the decision of our clients and potential clients to establish operations in Puerto Rico or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 85% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 8% of total revenues), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 7% of total revenues) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components for our consulting costs of services are resource compensation (salaries and wages, independent contractors’ fees, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact in our margins, we manage increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiating, where applicable, rates with the resource, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful. As for our testing laboratory operation, the major costs of services components are salaries and wages, occupancy and depreciation expenses, plus consumable goods usage.

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

•	Safety Program - including OSHA, Environmental Health and Safety; and

•	Code of Ethics and Business Conduct - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

In addition, we have implemented procedures to respond to client complaints and customer satisfaction survey procedures. As part of our employee performance appraisal annual process, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing new markets as part of our growth strategy. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our microbiological testing laboratory facility and our acquired information technology service firm.

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

•	Continue to enhance our technical consulting services through internal growth and acquisitions that provide solutions to our customers’ needs;

•	Motivate our professionals and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

•	Create a pleasant corporate culture and emphasize operational quality safety and timely service;

•	Continue to maintain our reputation as a trustworthy and highly ethical partner; and

•	Efficiently manage our operating and financial costs and expenses.

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which serves mainly the United States East Coast market. We are currently hosting our U.S. market expansion plans from this organization.

2007 Entrance to Ireland Market

In September 2007, we entered into the Ireland market through the formation of an 80%-owned subsidiary. Currently, we provide the Ireland market the same services we are currently providing in the Puerto Rico and United States markets.

2008 Integratek Acquisition

On December 2008, we acquired through one of our subsidiaries the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. With this acquisition we broaden the portfolio of services to our customer base and also target other potential customers in other industries.
.
2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.25 million for microbiology testing, commenced operations in early fiscal 2009. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. The Lab will expand its services to include chemical and environmental testing at an approximate investment of $280,000 which was incurred during fiscal year 2009 and will be further incurred in fiscal year 2010.

2009 Minority Controlled Company Certification

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in Puerto Rico. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 28 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies in Puerto Rico. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities in Puerto Rico as well as the United States and other marketplaces. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting and laboratory testing services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2009 and 2008. During the years ended October 31, 2009 and 2008, these customers accounted in the aggregate 53% and 65% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico, United States and Ireland markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (16 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have presence in the markets we are pursuing.

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

RAW MATERIALS

We require the use of various raw materials, including culture media, DNA reagents, LAL reagents and biological indicators, in our microbiological testing laboratory facility.  We purchase these raw materials from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials are generally available from multiple suppliers at competitive prices, and amounts kept in stock are not significant.

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

EMPLOYEES

We currently employ 85 employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good. Our subsidiary, Pharma-PR, was recognized and awarded by Hewitt Associates as one of the “Puerto Rico 20 best employers” in 2006.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Elizabeth Plaza	46	President, Chairman of the Board and Director
Nélida Plaza	42	President of Puerto Rico Operations and Secretary
Pedro J. Lasanta	50	Chief Financial Officer and Vice President - Finance and Administration

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

Nélida Plaza has been the vice president of operations of Pharma-PR since January 2004, our secretary since January 25, 2006, and our President of Puerto Rico Operations since December 31, 2009, in charge of Scienza Labs, Integratek, Pharma Academy and Pharma-PR. Ms. Plaza served as our vice president from January 25, 2006 to December 31, 2009. In July 2000, Ms. Plaza joined Pharma-PR as a project management consultant. In the past, Ms. Plaza was a unit operations leader and safety manager at E.I. DuPont De Nemours where she was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

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

Our business has been dependent upon a small number of clients. During the years ended October 31, 2009 and 2008, a very small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2009 and 2008, three customers accounted for approximately 53% and 65% of total revenue, respectively. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. We cannot assure you that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

In an effort to reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project services such as ours.  As a result, we have less interaction with the end user of our services (typically quality, technical or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on cost of the service. This forces us to lower the price of our bids, which would reduce the margins in a given project.  Also, some customers have established vendor management programs with third-parties (some of whom are also our competitors).  Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins would decline.  In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing business and potentially lose current business overtime, which would adversely impact growth and revenue.

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

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. The loss of the services of Ms. Plaza could have a material adverse effect on the development and success of our business. We recently amended Ms. Plaza’s employment agreement to extend the term of her employment under her current position and responsibilities through July 1, 2010, and as a consultant thereafter. Although we have a contract with Ms. Plaza, this agreement does not guarantee that she will continue to be employed by us. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza.  These facilities accommodate our microbiological testing laboratory, our customer-specialized training facilities and, our operational and administrative offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provides a five year renewal option.

We will be moving our current US office facilities from Limerick to Plymouth Meeting, Pennsylvania. The Plymouth three year term lease, with monthly rental payments of $2,100, will commence upon the landlord’s completion of the leased premises (approximately February 2010). The Limerick three year term lease, with current monthly rental payments of $1,150, is set to expire in July 2010.

Our Ireland office facilities are located in Cork, Ireland. Currently, the facilities are under a month-to-month lease with monthly payments of approximately $750.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. The table below presents the closing high and low bid prices for our common stock for each quarter during the two most recent fiscal years. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Quarter Ending	High Bid	Low Bid
January 31, 2008	$0.99	$0.51
April 30, 2008	0.72	0.42
July 31, 2008	0.64	0.45
October 31, 2008	0.60	0.27
January 31, 2009	0.59	0.27
April 30, 2009	0.55	0.16
July 31, 2009	0.40	0.30
October 31, 2009	0.65	0.31

On January 27, 2010, the closing price of our common stock on the Over the Counter Bulletin Board was $0.25 per share and there were approximately 84 holders of record of our common stock.

Prior to the acquisition of Pharma-PR, Pharma-PR was taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of the income from Pharma-PR was taxed to our then sole stockholder. Other than the distributions to our then sole stockholder which were made during the period that we were an N Corporation, we have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,342,913	$0.6833	1,157,087
Equity compensation plans not approved by security holders	2,804,216	$0.2941	16,500

The securities issuable pursuant to the equity plan that was approved by security holders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

TEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and anticipate providing chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 110 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We expanded the markets we serve from Puerto Rico to the United States and Ireland. We have offices in the United States and Ireland markets since fiscal years 2006 and 2008, respectively. Our Ireland operation, with an Ireland based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities. We are also actively pursuing to further expand our US market.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, in fiscal year 2009 we expanded our portfolio of services to include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/trainings to the industry.

Our Lab located in Puerto Rico, with an investment of $1.25 million for microbiology testing, commenced operations in early fiscal 2009. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers microbiological testing and related services to our core industries already serviced as well as the cosmetic and food industries. The Lab will expand its services to include chemical and environmental testing at an approximate investment of $280,000 which was incurred during fiscal year 2009 and will be further incurred in fiscal year 2010.

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

In December 2008, we acquired the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. Integratek provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others. Integratek is a Microsoft Certified Partner and a reseller for technology products from leading vendors in the market. Although this operation is not currently significant to our operating results, our goal is to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

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

The reduction in operations of some of our clients, mostly triggered by the global economic recession and the industry worldwide consolidation, affected our fiscal year 2009 revenues and our growth plans. For the year ended in October 31, 2009 our total net revenues decreased by approximately $3.7 million or 24.3%, when compared to last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we have adjusted our pricing and gross margin structure accordingly. In addition, we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. Among others, we have reduced management salaries, including those of our headquarters team. These factors have lead our net income for the year ended October 31, 2009 to be approximately $535,000, a decline of $953,000 or a reduction in profit margin of 5.1 percentage points when compared to last year.

The following table sets forth information as to our revenue for the years ended October 31, 2009 and 2008, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2009		2008
Puerto Rico	$8,359	72.8%	$10,902	71.7%
United States	1,972	17.2%	4,060	26.7%
Ireland	1,148	10.0%	234	1.6%
	$11,479	100.0%	$15,196	100.0%

We believe that our future profitability and liquidity is going to be highly dependent of the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2009 and 2008, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2009		2008
Revenues	$11,479	100.0%	$15,196	100.0%
Cost of services	7,640	66.6%	9,429	62.0%
Gross profit	3,839	33.4%	5,767	38.0%
Selling, general and administrative costs	2,923	25.5%	3,113	20.5%
Interest expense	52	0.4%	227	1.5%
Interest income	26	-0.2%	82	-0.5%
Gain on disposition of property	6	-0.1%	-	0.0%
Income before income taxes	896	7.8%	2,509	16.5%
Income tax expense	361	3.1%	1,021	6.7%
Net income	535	4.7%	1,488	9.8%

Revenues. Revenues for the year ended October 31, 2009 were $11.5 million, a decrease of approximately $3.7 million or 24.3%, when compared to last year. The reduction is mainly attributable to the decrease of approximately $3.6 million and $2.1 million in the Puerto Rico and the United States market consulting service revenue, respectively, partially offset by $0.9 million generated by the Ireland consulting operation, $0.8 million derived from our new Lab operation and $0.3 million from the Integratek division.

Decrease in the consulting service revenue is mostly attributable to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations’ consolidation.

Cost of Services; gross margin. The gross margin for the year ended October 31, 2009 reflected a net reduction of 4.6 percentage points when compared to last year. The decrease is attributable to the effect over gross margin of 3.2 and 1.4 percentage points from the consulting and Lab operations, respectively.

The decline in gross margin ratios for the year ended in October 31, 2009, as compared to last year, is mainly attributable to our strategy to maintain volume in the consulting market we serve by keeping our prices competitive, and the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2009 were approximately $2.9 million, a net reduction in expenses of approximately $0.2 million as compared to last year.

The reduction in selling general and administrative expenses for year ended October 31, 2009, as compared to last year, is mainly attributable to the net savings attained in salary adjustments to our management team and other cost containment measures implemented, partially offset by expenses incurred by our new Integratek, Lab, Pharma Serv Academy and Ireland operations.

Interest Expense. We recognized imputed interest expense in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This expense decreased as annual payments were made through fiscal year 2009. The final payment under this agreement was made in fiscal year 2009. Interest expense savings for the year ended in October 31, 2009 as compared to last year were approximately $175,000.

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

Net Income. Our net income for the year ended October 31, 2009 was approximately $0.5 million, a decline of $0.9 million or a reduction in profit margin of 5.1 percentage points when compared to last year. For the year ended October 31, 2009, earnings per common share basic and diluted were $0.026 and $0.024, respectively, a decline of $0.049 and $0.043 per share, respectively, when compared to last year.

Our net income was affected by the decrease in overall gross margin, new operations selling general and administrative expenses partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2009, we have generated cash flow from operations of approximately $2.2 million and a working capital increase of approximately $0.6 million. Within the year we invested approximately $0.25 million in a laboratory facility, and have made the final payment of $2.75 million pursuant the 2006 Pharma-PR acquisition agreement.

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

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes.

Management believes that based on current levels of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy long-term contractual commitments for the next twelve months.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2009.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 85% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 8% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 7% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

Cash Equivalents - For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

Accounts Receivable - Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of our customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Income Taxes - We follow an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

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

Stock-based Compensation - Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. We have not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the our consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of our implementation of the Codification during the quarter ended October 31, 2009, previous references to new accounting standards and literature are no longer applicable.

The FASB issued guidance related to the accounting for business combinations and related disclosures which is effective for fiscal years beginning on or after December 15, 2008. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Accordingly, we will apply this new guidance prospectively to all business combinations subsequent to November 1, 2009. The nature and magnitude of the specific effects of this standard will depend upon the nature, terms and size of the acquisitions we complete after the effective date, if any.

The FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Accordingly, we will adopt this new standard effective November 1, 2009. The adoption of this guidance should not have a significant effect on our financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	Because our business is concentrated in the pharmaceutical industry in Puerto Rico, any changes in that industry could impair our ability to generate revenue and realize a profit.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.
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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2009, based on the specified criteria.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006
4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006
4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006
4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006
4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009
10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008
10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009
10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009

10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009
10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010
10.9	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006
10.10	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nelida Plaza.	8-K	000-50956	10.4	3/17/2009
10.11	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nelida Plaza.	8-K	000-50956	10.3	1/07/2010
10.12	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.13	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.14	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009
10.15	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.16	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.17	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.18	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
10.19	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006
10.20	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006
10.21	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________

*   Filed herewith
**  Furnished herewith

Exhibits 10.4 through 10.16 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: January 29, 2010	By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	January 29, 2010
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 29, 2010
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 29, 2010
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2010
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2010
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2010
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc as of October 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

S/HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2010
Puerto Rico Society of Certified Public Accountants
Stamp number 2477364 was
Affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2009 and 2008

	October 31,
ASSETS:	2009	2008
Current assets
Cash and cash equivalents	$2,051,874	$3,087,990
Accounts receivable	2,034,963	3,245,153
Other	298,830	194,108
Total current assets	4,385,667	6,527,251

Property and equipment	1,567,145	1,521,575
Other assets, mainly intangible assets	69,469	63,127
Total assets	$6,022,281	$8,111,953

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$43,737	$45,318
Accounts payable and accrued expenses	1,112,739	1,189,705
Due to affiliate	-	2,706,892
Income taxes payable	140,443	48,324
Total current liabilities	1,296,919	3,990,239

Obligations under capital leases	62,385	69,934
Total liabilities	1,359,304	4,060,173

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares in 2009 and 2008	2,075	2,075
Additional paid-in capital	602,508	540,337
Retained earnings	4,068,817	3,534,060
Accumulated other comprehensive loss	(10,423)	(24,692)
Total stockholders' equity	4,662,977	4,051,780
Total liabilities and stockholders' equity	$6,022,281	$8,111,953

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2009 and 2008

	Years ended October 31,
	2009	2008
REVENUES	$11,479,083	$15,196,393

COST OF SERVICES	7,640,333	9,429,324

GROSS PROFIT	3,838,750	5,767,069

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	2,923,295	3,113,244

INCOME FROM OPERATIONS	915,455	2,653,825

OTHER INCOME (EXPENSE):
Interest expense	(52,394)	(227,449)
Interest income	26,961	82,707
Gain on disposition of property and equipment	6,081	-
	(19,352)	(144,742)

INCOME BEFORE INCOME TAXES	896,103	2,509,083

INCOME TAXES	361,346	1,021,287

NET INCOME	$534,757	$1,487,796

BASIC EARNINGS PER COMMON SHARE	$0.026	$0.075

DILUTED EARNINGS PER COMMON SHARE	$0.024	$0.067

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	20,751,215	19,970,549

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,324,996	22,259,016

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2009 and 2008

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2007	19,615,539	$1,961	-	$-	$115,404	$2,046,264	$3,554	$2,167,183

CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,135,676	114	-	-	382,747	-	-	382,861

STOCK-BASED COMPENSATION	-	-	-	-	42,186	-	-	42,186

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	1,487,796	-	1,487,796

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(28,246)	(28,246)
OTHER COMPREHENSIVE INCOME								(28,246)
COMPREHENSIVE INCOME								1,459,550

BALANCE AT OCTOBER 31, 2008	20,751,215	2,075	-	-	540,337	3,534,060	(24,692)	4,051,780

STOCK-BASED COMPENSATION	-	-	-	-	62,171	-	-	62,171

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	534,757	-	534,757

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	14,269	14,269
OTHER COMPREHENSIVE INCOME								14,269
COMPREHENSIVE INCOME								549,026

BALANCE AT OCTOBER 31, 2009	20,751,215	$2,075	-	$-	$602,508	$4,068,817	$(10,423)	$4,662,977

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2009 and 2008

	Years ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534,757	$1,487,796
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of property and equipment	(6,081)	-
Stock-based compensation	62,171	42,186
Depreciation and amortization	307,332	227,152
Imputed interest expense	43,108	219,127
Decrease in accounts receivable	1,301,996	320,252
Decrease in other assets	(44,494)	73,620
(Decrease) increase in liabilities	(26,258)	(790,027)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,172,531	1,580,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(290,137)	(845,814)
Payments for business assets acquisition	(150,394)	-
Proceeds from sale of property and equipment	12,400)	-
NET CASH USED IN INVESTING ACTIVITIES	(428,131)	(845,814)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	382,861
Payments on obligations under capital lease	(34,573)	(60,091)
Payments to affiliate	(2,750,000)	(2,750,000)
NET CASH USED IN FINANCING ACTIVITIES	(2,784,573)	(2,427,230)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,057	(11,438)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,036,116)	(1,704,376)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,087,990	4,792,366

CASH AND CASH EQUIVALENTS – END OF YEAR	$2,051,874	$3,087,990
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$289,904	$1,344,334
Interest	$510,799	$353,455
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $98,334 disposed during the year ended October 31, 2009	$138,180	$-
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$18,924	$23,621
Obligations under capital lease incurred for the acquisition of a vehicle	$58,970	$33,695

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2009 and 2008

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”) both  Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), a majority owned Irish corporation. Pharma-Bio, Pharma-PR, Pharma-Serv, Pharma-US and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-US and Pharma Serv are wholly owned subsidiaries. As of October 31, 2009, both subsidiaries were in development stage and have not incurred significant revenues or expenses.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 85% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 8% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 7% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

Income Taxes

The Company follows an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

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

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. The Company has not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the October 31, 2008 consolidated financial statements to conform them to the October 31, 2009 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

NOTE B - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

1. In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company’s implementation of the Codification during the quarter ended October 31, 2009, previous references to new accounting standards and literature are no longer applicable.

2. The FASB issued guidance related to the accounting for business combinations and related disclosures which is effective for fiscal years beginning on or after December 15, 2008. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Accordingly, the Company will apply this new guidance prospectively to all business combinations subsequent to November 1, 2009. The nature and magnitude of the specific effects of this standard will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date, if any.

3. The FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Accordingly, the Company will adopt this new standard effective November 1, 2009. The adoption of this guidance should not have a significant effect on the Company’s financial statements.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2009 and 2008 consisted of the following:

		October 31,
	Useful life (years)	2009	2008
Vehicles under capital leases	5	$175,919	$255,129
Leasehold improvements	5	566,851	566,851
Computers	3	302,560	253,417
Equipment	3-5	754,675	752,744
Furniture and fixtures	10	119,349	119,349
Projects in progress	-	308,541	54,170
Total		2,227,895	2,001,660
Less: Accumulated depreciation and amortization		(660,750)	(480,085)
Property and equipment, net		$1,567,145	$1,521,575

NOTE D - OTHER ASSETS

At October 31, 2009 and 2008 non-current other assets included the following:
	October 31,
Intangible assets:	2009	2008
Covenant not to compete (Pharma-PR acquisition), net of accumulated amortization of $78,333 and $58,333 in October 31, 2009 and 2008, respectively	$21,667	$41,667
Covenant not to compete (Integratek acquisition), net of accumulated amortization of $15,278 at October 31, 2009	34,722	-
Customer-related intangibles, net of accumulated amortization of $150,000 and $141,667 in October 31, 2009 and 2008, respectively	-	8,333
Total intangible assets net of amortization	56,389	50,000
Other assets	13,080	13,127
Total non-current other assets	$69,469	$63,127

Covenant not to compete (Pharma-PR acquisition) represents the portion of the payment made in connection with the purchase of the Pharma-PR stock that was allocated to a non-competition covenant. Under this agreement, the then sole stockholder of Pharma-PR agreed not to compete with the Company for a period of five years. The covenant not to compete of $100,000 is amortized on the straight-line method over the five-year term of the non-competition covenant.

Covenant not to compete (Integratek acquisition) represents the portion of the payment allocated to a non-competition covenant pursuant to the December 2008 $150,000 purchase of operations and assets of Integratek, an information technology consulting firm based in Puerto Rico. Under the agreement, the stockholders of Integratek agreed not to compete with the Company for a period of three years. The covenant not to compete of $50,000 is amortized on the straight-line method over the three-year term of the non-competition covenant.

Customer-related intangible assets consist mainly of a customer list which Pharma-PR acquired along with other assets from a business which performed in the United States consulting services similar to those performed by the Company in Puerto Rico. The value of the customer list of $150,000 was amortized on the straight-line method over its estimated useful life of three years.

Intangible assets amortization expense for the years ended on October 31, 2009 and 2008 amounted to $88,611 and $70,000, respectively. The amortization expense for the year ended on October 31, 2009 includes $45,000 for the full amortization of an Integratek acquired customer list which useful life was revaluated.

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

For fiscal years 2009 and 2008 Pharma-PR operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended.

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

As of October 31, 2009 and 2008, the Company has not recognized deferred income taxes on $4,357,614 and $3,792,546 of undistributed earnings of its Puerto Rican subsidiary, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $435,761 and $379,255 tollgate tax, respectively.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the applicable statutory tax rate in Puerto Rico were as follows:

	Year ended October 31,
	2009	2008
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$361,302	$1,042,524
Benefit of tax grant	(1,464)	(28,660)
Permanent differences, net	1,508	7,423
	$361,346	$1,021,287

At October 31, 2009, Pharma-Bio and Pharma-IR have unused operating losses of approximately $195,000 and $292,000 after considering various timing differences for income tax purposes, which result in a potential deferred tax asset of approximately $66,300 and $36,500, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income which expires for Pharma-Bio in 2027, while for Pharma-IR are available indefinitely.

The Company files income tax returns in the U.S. in federal and various states jurisdictions, Puerto Rico and Ireland. The 2004 through 2009 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state, Puerto Rico or foreign income tax examination.

Effective November 1, 2007, the Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result of the implementation, the Company recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation, the Company recognized no material adjustment to the November 1, 2007 balance of retained earnings. By the end of fiscal year 2009, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. As of October 31, 2008 only the last installment of $2,750,000 (present value of $2,706,892) due in 2009 was pending for payment. This installment was paid in full during fiscal year 2009.

NOTE H – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $175,919 and $255,129 (accumulated amortization of $98,715 and $160,488) as of October 31, 2009 and 2008, respectively. Amortization expense for these assets amounted to $36,562 and $49,341 in the years ended October 31, 2009 and 2008, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2009:

Twelve months ending October 31,	Amount
2010	$48,866
2011	23,426
2012	23,426
2013	17,386
2014	5,124
Total future minimum lease payments	118,228
Less: Amount of imputed interest	(12,106)
Present value of future minimum lease payments	106,122
Current portion of obligation under capital leases	(43,737)
Long-term portion	$62,385

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements.

In February 2007, the Company entered into a lease agreement with an affiliate of the chief executive officer for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The lease agreement is for a term of five years with monthly rental payments of $18,750, $19,687, $20,672, $21,705 and $22,791 for each of the years under the lease. The lease agreement ends in January 2012 and provides a five year-renewal option. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

The Company pays monthly rent of $1,150 for its leased US office facilities in Limerick, Pennsylvania which expires in July 2010. Upon landlord completion of improvements (approximately February 2010), the US office will be moved to a new facility in Plymouth, Pennsylvania. The new facility is covered by a three year lease term agreement commencing the date of landlord delivery of the finished leased premises and rental monthly installments of $2,100.

The Company maintains office facilities in Cork, Ireland. The facilities are under a month-to-month lease with monthly payments of approximately $750.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2009 are as follows:

Amount
2010	$286,615
2011	295,433
2012	93,572
2013	6,300
Total minimum lease payments	$681,920

Rent expense during the years ended October 31, 2009 and 2008 was $386,480 and $407,554, respectively.

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

The 2005 Plan stock options activity and status for the years ended October 31, 2009 and 2008 was as follows:

	Year ended October 31,
	2009		2008
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,356,772	$0.7213	1,199,355	$0.7496
Granted	220,000	$0.4545	415,000	$0.6821
Exercised	-		-
Forfeited	(233,859)	$0.6886	(227,583)	$0.7363
Total outstanding at end of year	1,342,913	$0.6833	1,356,772	$0.7213

Outstanding exercisable stock options at end of year	759,016	$0.7197	479,648	$0.7359

	October 31, 2009		October 31, 2008
Weighted average remaining years in contractual life for:
Total outstanding options	2.1 years		2.7 years
Outstanding exercisable options	1.7 years		2.5 years
Shares of common stock available for issuance pursuant to future stock option grants	1,157,087		1,143,228

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:
	Year ended October 31,
	2009	2008
Stock-based compensation expense:
Cost of services	$22,386	$17,245
Selling, general and administrative	39,785	24,941
Stock-based compensation before tax	62,171	42,186
Income tax benefit	-	-
Net stock-based compensation expense	$62,171	$42,186

Effect on earnings per share:
Basic earnings per share	$(0.003)	$(0.002)
Diluted earnings per share	$(0.003)	$(0.002)

As of October 31, 2009, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $69,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.7 years.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	111.6%	82.6%
Risk free interest rate	1.3%	3.2%
Expected life of options	3.4 years	3.5 years
Weighted average fair value of options granted	$0.3205	$0.1197

As of October 31, 2009 the outstanding stock options have no aggregate intrinsic value since the closing stock price on such date was below the exercise price of the stock options. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2009 and 2008 no stock options were exercised.

Pursuant to the acquisition of Pharma-PR, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Pharma-PR's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J – WARRANTS

At October 31, 2009 and 2008 the Company had outstanding warrants to purchase 11,053,216 shares, of the Company’s common stock at prices ranging from $0.06 to $1.65 per share for both years. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014.

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

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2009	2008
Net income available to common equity holders - used to compute basic and diluted earnings per share	$534,757	$1,487,796
Weighted average number of common shares - used to compute basic earnings per share	20,751,215	19,970,549
Effect of warrants to purchase common stock	1,573,781	2,288,467
Effect of options to purchase common stock	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,324,996	22,259,016

Warrants for the purchase of 8,972,625 shares of common stock for the years ended in October 31, 2009 and 2008, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,342,913 and 1,356,772 shares of common stock for the years ended in October 31, 2009 and 2008, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2009 or 2008. During the year ended October 31, 2009 revenues from these customers were 24%, 19% and 10%, or a total of 53%, as compared to the same period last year for 29%, 28% and 8%, or a total of 65%, respectively. At October 31, 2009 and 2008 amounts due from these customers represented 37% and 59% of total accounts receivable balance, respectively.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2009 and 2008 were $53,668 and $60,640, respectively.