Form 10-Q
period 2010-01-31
Pharma-Bio Serv, Inc.
filed 2010-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, # 6 Road 696 Dorado, Puerto Rico	00646 (Zip Code)
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

The number of shares of the registrant’s common stock outstanding as of March 15, 2010 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2010

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2010 and October 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods ended January 31, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended January 31, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2010 *	October 31, 2009 **
ASSETS:
Current assets
Cash and cash equivalents	$2,283,272	$2,051,874
Accounts receivable	1.928,077	2,034,963
Other	205,557	298,830
Total current assets	4,416,906	4,385,667

Property and equipment	1,511,891	1,567,145
Other assets	66,302	69,469
Total assets	$5,995,099	$6,022,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$25,176	$43,737
Accounts payable and accrued expenses	1,051,798	1,112,739
Income taxes payable	167,982	140,443
Total current liabilities	1,244,956	1,296,919

Obligations under capital leases, less current portion	68,437	62,385
Total liabilities	1,313,393	1,359,304
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	618,400	602,508
Retained earnings	4,089,276	4,068,817
Accumulated other comprehensive loss	(28,045)	(10,423)
Total stockholders' equity	4,681,706	4,662,977
Total liabilities and stockholders' equity	$5,995,099	$6,022,281

*	Unaudited.

**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2010	2009
REVENUES	$2,556,739	$2,893,516

COST OF SERVICES	1,805,563	2,031,782

GROSS PROFIT	751,176	861,734

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	701,861	711,916

INCOME FROM OPERATIONS	49,315	149,818

OTHER INCOME (EXPENSE):
Interest expense	(1,758)	(44,616)
Interest income	4,664	11,095
Gain on disposition of property and equipment	1,920	7,950
	4,826	(25,571)

INCOME BEFORE TAXES	54,141	124,247

INCOME TAXES	33,682	104,801

NET INCOME	$20,459	$19,446

BASIC EARNINGS PER COMMON SHARE	$0.001	$0.001

DILUTED EARNINGS PER COMMON SHARE	$0.001	$0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,411,328	22,554,394

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,459	$19,446
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	(1,920)	(7,950)
Stock-based compensation	15,892	17,777
Depreciation and amortization	81,788	92,665
Imputed interest expense	-	43,108
Decrease in accounts receivable	80,868	1,033,921
Decrease (increase) in other assets	93,033	(40,333)
Decrease in liabilities	(20,520)	(223,486)
NET CASH PROVIDED BY OPERATING ACTIVITIES	269,600	935,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,070)	(58,118)
Payments for business assets acquisition	-	(150,394)
Proceeds from sale of property and equipment	-	12,400
NET CASH USED IN INVESTING ACTIVITIES	(11,070)	(196,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(21,167)	(11,034)
Payments to affiliate	-	(2,250,000)
NET CASH USED IN FINANCING ACTIVITIES	(21,167)	(2,261,034)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,965)	(1,095)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,398	(1,523,093)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,051,874	3,087,990

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,283,272	$1,564,897
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$6,143	$190,007
Interest	$1,758	$1,507

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$4,013
Obligations under capital lease incurred for the acquisition of a vehicle	$31,918	$-
Property and equipment with accumulated depreciation of $12,355 and $27,544 disposed during the three month periods ended in January 31, 2010 and 2009, respectively	$33,695	$31,995

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2010
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), a majority owned Irish corporation. Pharma-Bio, Pharma-PR, Pharma Serv, Pharma-US and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-US and Pharma Serv are wholly owned subsidiaries. As of January 31, 2010, both subsidiaries were in development stage and have not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2009 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying financial data as of January 31, 2010, and for the three-month periods ended January 31, 2010 and 2009 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2009.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments with original maturities of three months or less.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2010 and October 31, 2009, the accumulated depreciation and amortization amounted to $725,183 and $660,750, respectively.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2009 condensed consolidated financial statements to conform them to the January 31, 2010 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

NOTE B - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

1. In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s condensed consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company’s implementation of the Codification, previous references to new accounting standards and literature are no longer applicable.

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

3. The FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Accordingly, the Company adopted this new standard effective November 1, 2009. The adoption of this guidance did not have a significant effect on the Company’s financial statements.

NOTE C - INCOME TAXES

The Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2010, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for the Company's microbiological and chemical laboratory testing facility and service activities outside of Puerto Rico. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%.

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

Pharma-Bio and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income which expires for Pharma-Bio in 2027 while for Pharma-IR are available indefinitely.

The statutory income tax rate differs from the effective rate mainly due to income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2004 through 2009 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under income tax examination.

NOTE D - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. The last installment was paid in full during fiscal year 2009.

NOTE E – WARRANTS

At January 31, 2010 and October 31, 2009 the Company had outstanding warrants to purchase 10,079,991 and 11,053,216 shares of the Company’s common stock, respectively, at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014. An aggregate of 973,225 of Series C Common Stock Purchase Warrants of the Company with an exercise price of $0.7344 expired on January 24, 2010.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2010	2009
Net income available to common equity holders - used to compute basic and diluted earning per share	$20,459	$19,446
Weighted average number of common shares - used to compute basic earning per share	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,660,113	1,803,179
Effect of options to purchase common stock	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,411,328	22,554,394

Warrants for the purchase of 7,999,400 and 8,972,625 shares of common stock for the three-month periods ended in January 31, 2010 and 2009, respectively, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,379,413 and 1,426,944 shares of common stock for the three-month periods ended in January 31, 2010 and 2009, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company maintains cash deposits in an FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceed federally insured limits. No losses have been experienced or are expected on these accounts.

Accounts receivable and revenues

Management deems all of its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month periods ended January 31, 2010 and 2009. During the three months ended January 31, 2010, revenues from these customers were 18%, 13%, and 10%, or a total of 41%, as compared to the same period last year for 29%, 7%, and 23%, or a total of 59%, respectively. At January 31, 2010 amounts due from these customers represented 30% of the Company’s total accounts receivable balance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2009. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2009.

Overview

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and anticipate providing chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 110 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

While our core business is US Food and Drug Administration (“FDA”) and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, we expanded our portfolio of services to include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/trainings to the industry.

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

We identified the industry need, and the opportunity to provide, technical seminars/trainings that will incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which includes resources of our own, were identified and teamed to provide these seminars/trainings to the industry through our “Pharma Serv Academy” division. Our goal is to provide these services and market our company in the markets we currently serve as well as others.

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

In line with the strategy to penetrate the US market, on July 1, 2009 we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on July 1, 2010.

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

The reduction in operations of some of our clients, mostly triggered by the global economic recession and the industry worldwide consolidation, continues to affect our revenues and our growth plans for our fiscal year 2010. For the quarter ended January 31, 2010 our total net revenues decreased by approximately $0.3 million or 11.6%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we continue to adjust our pricing and gross margin structure accordingly. In addition, since fiscal year 2009 we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. These factors have led our quarter ended January 31, 2010 income before taxes to be approximately $34,000, a decline of $71,000 or a reduction in profit margin before taxes of 2.3 percentage points when compared with the same period last year. Although income before taxes sustained a decline, due to variances in permanent income tax differences between financial and taxable income, net income for the quarter ended January 31, 2010 remained constant at approximately $20,000 when compared to the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2010 and 2009, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2010		2009
Puerto Rico	$1,706	66.7%	$2,143	74.1%
United States	269	10.5%	601	20.8%
Ireland	582	22.8%	150	5.1%
	$2,557		$2,894

We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2010 and 2009, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2010		2009
Revenues	$2,557	100.0%	$2,894	100.0%
Cost of services	1,806	70.6%	2,032	70.2%
Gross profit	751	29.4%	862	29.8%
Selling, general and administrative costs	702	27.5%	712	24.6%
Interest expense	2	0.1%	45	1.6%
Interest income	5	-0.2%	11	-0.4%
Gain on disposition of property	2	-0.1%	8	-0.3%
Income before income taxes	54	2.1%	124	4.3%
Income tax expense	34	1.3%	105	3.6%
Net income	20	0.8%	19	0.7%

Revenues. Revenues for the three months ended January 31, 2010 were $2.6 million, a decrease of approximately $0.3 million or 11.6%, when compared to the same period last year. The reduction is mainly attributable to the decrease of approximately $0.5 million and $0.3 million in the Puerto Rico and the United States market consulting service revenue, respectively, partially offset by $0.4 million revenue increase in the Ireland consulting operation and an aggregate of $0.1 million revenue increase in our Lab, Integratek and Academy divisions.

Decreases in the Puerto Rico and United States revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation. The increase in the Ireland operation is mostly attributable to consulting volume acquired from one customer.

Cost of Services; gross margin. The overall gross margin for the three-month period ended in January 31, 2010 reflected a gross margin net reduction of 0.4 percentage points when compared to the same period last year. The net decrease is attributable to the unfavorable effect over gross margin of the Lab by 2.4 percentage points, partially offset by a gain of 2.0 percentage points in the consulting business.

The net decline in the gross margin ratio for the three month period ended in January 31, 2010, as compared to last year, is mainly attributable to the Lab’s low gross margin yield as a function of billings versus fixed costs of services, partially offset by gains from some non recurring consulting service projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months period ended January 31, 2010 were approximately $0.7 million, similar to the amount incurred in the same period last year and inclusive of the cost containment measures adopted since fiscal year 2009.

Interest Expense. The interest expense favorable variance for the three months period ended in January 31, 2010 as compared to the same period last year was approximately $43,000. Until January 2009 we recognized imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This obligation ceased when the final installment related to this agreement was made in fiscal year 2009. The expense decreased as annual payments were made through fiscal year 2009.

Income Taxes Expense. The decrease in income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable books income.

Net Income. Our net income for the three months period ended January 31, 2010 was approximately $20,000, an amount similar to the net income for the same period last year.

For the three months period ended in January 31, 2010 and 2009, earnings per common share basic and diluted were $0.001.

Our net income was affected by the decrease in overall gross margin, new operations selling general and administrative expenses partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2010, we have generated cash flow from operations of approximately $0.3 million and a working capital increase of approximately $0.7 million.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Management believes that based on current level of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2010.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

ITEM 6.  EXHIBITS

(a) Exhibits:

10.1
Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2010).

10.2
Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2010).

10.3
Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nelida Plaza (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 7, 2010).

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

Dated: March 17, 2010