Form 10-Q
period 2010-04-30
Pharma-Bio Serv, Inc.
filed 2010-06-15
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

787-278-2709
(Registrant’s Telephone Number, Including Area Code)

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

The number of shares of the registrant’s common stock outstanding as of June 11, 2010 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2010

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2010 and October 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month and six-month periods ended April 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2010 *	October 31, 2009 **
ASSETS:
Current assets
Cash and cash equivalents	$2,549,282	$2,051,874
Accounts receivable	1.847,796	2,034,963
Other	213,973	298,830
Total current assets	4,611,051	4,385,667

Property and equipment	1,444,810	1,567,145
Other assets	54,340	69,469
Total assets	$6,110,201	$6,022,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$25,023	$43,737
Accounts payable and accrued expenses	1,100,730	1,112,739
Income taxes payable	193,817	140,443
Total current liabilities	1,319,570	1,296,919

Obligations under capital leases, less current portion	63,130	62,385
Total liabilities	1,382,700	1,359,304
Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	631,226	602,508
Retained earnings	4,136,156	4,068,817
Accumulated other comprehensive loss	(41,956)	(10,423)
Total stockholders' equity	4,727,501	4,662,977
Total liabilities and stockholders' equity	$6,110,201	$6,022,281

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
REVENUES	$2,773,604	$3,139,897	$5,330,343	$6,033,413

COST OF SERVICES	2,016,862	1,944,190	3,822,425	3,978,972

GROSS PROFIT	756,742	1,195,707	1,507,918	2,054,441

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	678,428	789,732	1,380,289	1,498,648

INCOME FROM OPERATIONS	78,314	405,975	127,629	555,793

OTHER INCOME (EXPENSE):
Interest expense	(939)	(1,711)	(2,697)	(46,327)
Interest income	4,300	4,888	8,964	15,983
Gain (loss) on disposition of property and equipment	-	(1,869)	1,920	6,081
	3,361	1,308	8,187	(24,263)

INCOME BEFORE TAXES	81,675	407,283	135,816	531,530

INCOME TAXES	34,795	139,332	68,477	244,133

NET INCOME	$46,880	$267,951	$67,339	$287,397

BASIC EARNINGS PER COMMON SHARE	$0.002	$0.013	$0.003	$0.014

DILUTED EARNINGS PER COMMON SHARE	$0.002	$0.012	$0.003	$0.013

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,307,369	22,209,699	22,371,489	22,262,305

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,880	$267,951	$67,339	$287,397
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposition of property and equipment	-	1,868	(1,920)	(6,081)
Stock-based compensation	12,826	18,190	28,718	35,966
Depreciation and amortization	81,001	72,865	162,789	165,530
Imputed interest expense	-	-	-	43,108
Decrease (increase) in accounts receivable	66,805	(485)	147,673	1,033,436
Decrease (increase) in other assets	(434)	76,730	92,599	36,397
Increase (decrease) in liabilities	84,068	23,622	63,548	(199,864)
NET CASH PROVIDED BY OPERATING ACTIVITIES	291,146	460,741	560,746	1,395,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,985)	(37,693)	(20,055)	(95,811)
Payments for business assets acquisition	-	-	-	(150,394)
Proceeds from sale of property and equipment	-	-	-	12,400
NET CASH USED IN INVESTING ACTIVITIES	(8,985)	(37,693)	(20,055)	(233,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(5,460)	(9,253)	(26,627)	(20,287)
Payments to affiliate	-	-	-	(2,250,000)
NET CASH USED IN FINANCING ACTIVITIES	(5,460)	(9,253)	(26,627)	(2,270,287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,691)	1,298	(16,656)	203
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,010	415,093	497,408	(1,108,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,283,272	1,564,897	2,051,874	3,087,990

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,549,282	$1,979,990	$2,549,282	$1,979,990
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$9,325	$-	$15,468	$190,007
Interest	$939	$1,711	$2,697	$3,218

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$3,454	$14,911	$3,454	$18,924
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$58,970	$31,918	$58,970
Property and equipment with accumulated depreciation of $12,355 disposed during the six month period ended in April 30, 2010, and $70,790 and $98,334 disposed during the three and six month periods ended in April 30, 2009, respectively.	$-	$106,185	$33,695	$138,180

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2010
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

Pharma-US and Pharma-Serv are wholly owned subsidiaries. As of April 30, 2010, both subsidiaries were in development stage and have not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2009 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying financial data as of April 30, 2010, and for the three-month and six-month periods ended April 30, 2010 and 2009 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2009.

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

Revenues Recognition

Revenues are primarily derived from: (1) time and materials contracts (representing over 80% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts, which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing  which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2010 and October 31, 2009, the accumulated depreciation and amortization amounted to $801,183 and $660,750, respectively.

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

Foreign Operations

The functional currency of the Company’s foreign subsidiary is its local currency. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income or loss.

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income or loss, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the condensed consolidated statements of income were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the April 30, 2009 condensed consolidated financial statements to conform them to the April 30, 2010 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

3. The FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements which is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Accordingly, the Company adopted this new standard effective November 1, 2009. The adoption of this guidance did not have a significant effect on the Company’s financial statements.

NOTE C - INCOME TAXES

The Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2010, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

NOTE E – WARRANTS

At April 30, 2010 and October 31, 2009 the Company had outstanding warrants to purchase 10,079,991 and 11,053,216 shares of the Company’s common stock, respectively, at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014. An aggregate of 973,225 of Series C Common Stock Purchase Warrants of the Company with an exercise price of $0.7344 expired on January 24, 2010.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Net income available to common equity holders - used to compute basic and diluted earning per share	$46,880	$267,951	$67,339	$287,397
Weighted average number of common shares - used to compute basic earning per share	20,751,215	20,751,215	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,556,154	1,458,484	1,620,274	1,511,090
Effect of options to purchase common stock	-	-	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,307,369	22,209,699	22,371,489	22,262,305

Warrants for the purchase of 7,999,400 shares of common stock for the three-month and six-month periods ended in April 30, 2010, and 8,972,625 for the three-month and six-month periods ended in April 30, 2009, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,379,413 shares of common stock for the three-month and six-month periods ended in April 30, 2010, and 1,436,944 for the three-month and six-month periods ended in April 30, 2009, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2010 or 2009. During the three months ended April 30, 2010, revenues from these customers were 19%, 13% and 12%, or a total of 44%, as compared to the same period last year for 7%, 21% and 8%, or a total of 36%, respectively. For the six months ended April 30, 2010 revenues from these customers were 21%, 13% and 11%, or a total of 46%, as compared to the same period last year for 5%, 24% and 8%, or a total of 37%, respectively. At April 30, 2010 amounts due from these customers represented 40% of the Company’s total accounts receivable balance.

NOTE H - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has two reportable segments: (i) Puerto Rico and United States consulting, and (ii) Ireland consulting. Both reportable segments provide technical compliance consulting service primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets. For periods before April 30, 2010, the Company had only one reportable segment.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and six month periods ended in April 30, 2010 and 2009. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
REVENUES:
Puerto Rico and United States consulting	$2,004,966	$2,514,904	$3,786,191	$5,134,495
Ireland consulting	540,621	177,256	1,122,572	326,718
Other segments¹	228,017	447,737	421,580	572,200
Total consolidated revenues	$2,773,604	$3,139,897	$5,330,343	$6,033,413

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$238,605	$396,556	$382,190	$694,884
Ireland consulting	(48,424)	(32,378)	(12,249)	(68,728)
Other segments¹	(108,506)	43,105	(234,125)	(94,626)
Total consolidated income before taxes	$81,675	$407,283	$135,816	$531,530

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a microbiological and chemical laboratory testing division, a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. See Note H “Segment Disclosures” in the financial statements included under Part I of this Quarterly Report on Form 10-Q for information regarding our two reportable segments. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2009. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2009.

Overview

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and recently commenced providing chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our staff includes more than 120 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

During fiscal 2006 and 2008, respectively, we expanded the markets we serve from Puerto Rico to the United States and Ireland. Our Ireland operation, with an Ireland-based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities. We are also actively pursuing to further expand our US market.

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

Our Lab, located in Puerto Rico, with an investment of $1.25 million for microbiology testing, commenced operations in early fiscal 2009. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers microbiological testing and related services to our core industries already serviced, as well as the cosmetic and food industries. The Lab is expanding its services to include chemical and environmental testing at an approximate investment of $280,000, which was partially incurred during fiscal year 2009 and will be further incurred in fiscal year 2010.

We identified the industry need for, and the opportunity to provide, technical seminars/trainings that will incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which includes resources of our own, were identified and teamed to provide these seminars/training to the industry through our “Pharma Serv Academy” division. Our goal is to provide these services and market our company in the markets we currently serve, as well as others.

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

In line with the strategy to penetrate the US market, on July 1, 2009, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. We expect that the certification will be renewed on July 1, 2010.

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

Although we believe we have instituted the right strategies to be profitable and seek growth, we cannot control the fact that the industry and the local and global economies have undergone a recession and that has affected our operation and business growth.

The reduction in operations of some of our clients, mostly triggered by the global economic recession and the industry worldwide consolidation, continues to affect our revenues and our growth plans for fiscal 2010. For the six-month period ended April 30, 2010 our total net revenues decreased by approximately $0.7 million or 11.6%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we continue to adjust our pricing and gross margin structure accordingly. In addition, since fiscal year 2009 we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. These factors have led our six-month period ended April 30, 2010 net income to be approximately $67,000, a decline of $220,000 when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended April 30, 2010 and 2009, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2010		2009		2010		2009
Puerto Rico	$1,922	69.3%	$2,312	73.6%	$3,628	68.1%	$4,454	73.8%
United States	311	11.2%	651	20.7%	580	10.9%	1,252	20.8%
Ireland	541	19.5%	177	5.7%	1,122	21.0%	327	5.4%
	$2,774		$3,140		$5,330		$6,033

Weak economies where we do business and worldwide industry consolidations continue to be unfavorable factors affecting fiscal year 2010. These factors and the impact over the industry, if any, of the recently enacted US health care reform (Patient Protection and Affordable Care Act) remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the then current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2010 and 2009, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2010		2009		2010		2009
Revenues	$2,774	100.0%	$3,140	100.0%	$5,330	100.0%	$6,033	100.0%
Cost of services	2,017	72.7%	1,944	61.9%	3,822	71.7%	3,979	66.0%
Gross profit	757	27.3%	1,196	38.1%	1,508	28.3%	2,054	34.0%
Selling, general and administrative costs	678	24.4%	790	25.2%	1,380	25.9%	1,499	24.8%
Interest expense	1	0.0%	2	0.1%	3	0.1%	46	0.8%
Interest income	4	-0.1%	5	-0.2%	9	-0.2%	16	-0.3%
Gain (loss) on disposition of property	-	0.0%	(2)	0.1%	2	0.0%	6	-0.1%
Income before income taxes	82	3.0%	407	12.9%	136	2.5%	531	8.8%
Income tax expense	35	1.3%	139	4.4%	69	1.3%	244	4.0%
Net income	47	1.7%	268	8.5%	67	1.2%	287	4.8%

Revenues. Revenues for the three months ended April 30, 2010 were $2.8 million, a decrease of approximately $0.3 million or 11.7%, when compared to the same period last year. The reduction is mainly attributable to the decrease of approximately $0.2 million and $0.3 million in the Puerto Rico and the United States market consulting service revenue, respectively, decrease in Lab revenue for approximately $0.2 million, partially offset by $0.3 million revenue increase in the Ireland consulting operation and an aggregate of $0.1 million revenue increase in the Integratek and Academy divisions.

For the six-month period ended April 30, 2010 revenues were $5.3 million, a net decrease of approximately $0.7 million or 11.6% from the comparable six-month period last year. The reduction is mainly attributable to the decrease in Puerto Rico and the United States market consulting service revenues of $0.7 million and $0.6 million, respectively, decrease in Lab revenue for approximately $0.2 million, partially offset by a net increase of $0.8 million generated by the Ireland consulting operation.

Decreases in the Puerto Rico and United States revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation. The increase in the Ireland operation is mostly attributable to consulting volume acquired from one customer.

Cost of Services; gross margin. The overall gross margin for the three-month period ended in April 30, 2010 reflected a gross margin net reduction of 10.8 percentage points when compared to the same period last year. The decrease is attributable to the unfavorable effect over gross margin of the Lab and consulting business by 6.8 and 4.0 percentage points, respectively.

The gross margin for the six-month period ended in April 30, 2010 reflected a net reduction of 5.8 percentage points when compared to the same period last year. The decline is mainly attributable to reduced margins attained by our Lab and consulting business by 4.8 and 1.0 percentage points, respectively.

The net decline in the gross margin ratio for the three-month and six-month periods ended in April 30, 2010, as compared to last year, is mainly attributable to the Lab’s low gross margin yield as a function of billings versus fixed costs of services, and low consulting margins mostly attained by our Ireland operation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six month periods ended April 30, 2010 were approximately $0.7 and $1.4 million, respectively, a net reduction in expenses of approximately $112,000 and $119,000, respectively, as compared to the same periods last year.

The reduction in selling, general and administrative expenses is mainly attributable to cost containment measures adopted since fiscal year 2009 affecting mostly our headquarter operations.

Interest Expense. The interest expense favorable variance for the six month period ended in April 30, 2010 as compared to the same period last year was approximately $43,000. Until January 2009 we recognized imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This obligation ceased when the final installment related to this agreement was made in fiscal year 2009. The expense decreased as annual payments were made through fiscal year 2009.

Income Taxes Expense. The decrease in income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable books income.

Net Income. Our net income for the three and six month periods ended April 30, 2010 were approximately $47,000 and $67,000, respectively, a decline of $221,000 and $220,000 or a reduction in profit margin of 6.8 and 3.5 percentage points, respectively, when compared to the same periods last year.

For the three months period ended in April 30, 2010, earnings per common share basic and diluted were $0.002 each, a decline of $0.011 and $0.010, respectively, when compared to the same period last year. For the six months period ended in April 30, 2010, earnings per common share basic and diluted were $0.003 each, a decline of $0.011 and $0.010, respectively, when compared to the same period last year.

Our net income was affected by the decrease in overall gross margin, partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2010, we have generated cash flow from operations of approximately $0.5 million and a working capital increase of approximately $0.2 million.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity in the near term.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2010.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	Because our business is concentrated in the pharmaceutical industry, any changes in that industry could impair our ability to generate revenue and realize a profit.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.
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
•
Because the pharmaceutical industry is subject to government regulations and specialized laws, changes in government regulations and laws relating to this industry may affect the need for our services.

•	Changes in tax benefits may affect the willingness of companies to continue or expand their operations where we do business.
•	The economy and local governments’ financial status, may affect the willingness of businesses to commence or expand operations in the markets we serve.
•	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.
•	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
•	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.
•	We may be held liable for the actions of our employees or contractors when on assignment.
•	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
•	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
•	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
•	We may not be able to continue to grow unless we consummate acquisitions or enter markets which we currently do not serve.
•	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.
•	If we make any acquisitions, they may disrupt or have a negative impact on our business.
•	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
•	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.
•	Additional Sarbanes-Oxley requirements relating to our internal accounting control may affect us adversely if they are imposed in the future.

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

Dated: June 15, 2010