Form 10-Q
period 2010-07-31
Pharma-Bio Serv, Inc.
filed 2010-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2010 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2010

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2010 and October 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month and nine-month periods ended July 31, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2010 *	October 31, 2009 **
ASSETS:
Current assets
Cash and cash equivalents	$1,929,126	$2,051,874
Accounts receivable	2,711,208	2,034,963
Other	284,950	298,830
Total current assets	4,925,284	4,385,667

Property and equipment	1,377,819	1,567,145
Other assets	41,724	69,469
Total assets	$6,344,827	$6,022,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$17,873	$43,737
Accounts payable and accrued expenses	1,193,525	1,112,739
Income taxes payable	226,439	140,443
Total current liabilities	1,437,837	1,296,919

Obligations under capital leases, less current portion	58,529	62,385
Total liabilities	1,496,366	1,359,304
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	636,056	602,508
Retained earnings	4,257,565	4,068,817
Accumulated other comprehensive loss	(47,235)	(10,423)
Total stockholders' equity	4,848,461	4,662,977
Total liabilities and stockholders' equity	$6,344,827	$6,022,281

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
REVENUES	$2,926,207	$2,626,531	$8,256,550	$8,659,944

COST OF SERVICES	2,037,708	1,753,351	5,860,133	5,732,323

GROSS PROFIT	888,499	873,180	2,396,417	2,927,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	683,740	710,050	2,064,029	2,208,698

INCOME FROM OPERATIONS	204,759	163,130	332,388	718,923

OTHER INCOME (EXPENSE):
Interest expense	(1,497)	(4,484)	(4,194)	(50,811)
Interest income	2,969	4,988	11,933	20,971
Gain on disposition of property and equipment	-	-	1,920	6,081
	1,472	504	9,659	(23,759)

INCOME BEFORE TAXES	206,231	163,634	342,047	695,164

INCOME TAXES	84,822	110,345	153,299	354,478

NET INCOME	$121,409	$53,289	$188,748	$340,686

BASIC EARNINGS PER COMMON SHARE	$0.006	$0.003	$0.009	$0.016

DILUTED EARNINGS PER COMMON SHARE	$0.005	$0.002	$0.008	$0.015

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,442,800	22,461,517	22,371,847	22,287,638

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,409	$53,289	$188,748	$340,686
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	-	-	(1,920)	(6,081)
Stock-based compensation	4,830	11,290	33,548	47,256
Depreciation and amortization	79,523	71,370	242,312	236,900
Imputed interest expense	-	-	-	43,108
Decrease (increase) in accounts receivable	(849,220)	45,065	(701,547)	1,078,501
Decrease (increase) in other assets	(65,840)	(99,726)	26,759	(63,329)
Increase in liabilities	123,108	208,442	186,656	8,578
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(586,190)	289,730	(25,444)	1,685,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,562)	(115,745)	(27,617)	(211,556)
Payments for business assets acquisition	-	-	-	(150,394)
Proceeds from sale of property and equipment	-	-	-	12,400
NET CASH USED IN INVESTING ACTIVITIES	(7,562)	(115,745)	(27,617)	(349,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(11,751)	(5,691)	(38,378)	(25,978)
Payments to affiliate	-	-	-	(2,250,000)
NET CASH USED IN FINANCING ACTIVITIES	(11,751)	(5,691)	(38,378)	(2,275,978)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,653)	2,128	(31,309)	2,331
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(620,156)	170,422	(122,748)	(937,578)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,549,282	1,979,990	2,051,874	3,087,990

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,929,126	$2,150,412	$1,929,126	$2,150,412
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$52,200	$99,897	$67,668	$289,904
Interest	$1,497	$4,485	$4,194	$7,703

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$576	$-	$4,030	$18,924
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$31,918	$58,970
Property and equipment with accumulated depreciation of $12,355 and $98,334 disposed during the nine month periods ended in July 31, 2010, and 2009, respectively.	$-	$-	$33,695	$138,180

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2010
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

Pharma-US is a wholly owned subsidiary. As of July 31, 2010, it was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2009 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying financial data as of July 31, 2010, and for the three-month and nine-month periods ended July 31, 2010 and 2009, has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2009.

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

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write-off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2010 and October 31, 2009, the accumulated depreciation and amortization amounted to $875,706 and $660,750, respectively.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2009 condensed consolidated financial statements to conform them to the July 31, 2010 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

4. Other recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented or are not applicable to the Company.

NOTE C - INCOME TAXES

The Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2010, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

On July 2008, Pharma-Bio and Pharma-PR obtained a Grant of Industrial Tax Exemption (“the Grant”) from the Puerto Rico Industrial Development Company pursuant to the terms and conditions set forth in Act No. 135 of December 2, 1997, as amended. The Grant provides relief on various Puerto Rico taxes, including income tax, mostly for the Company's microbiological and chemical laboratory testing facility and service activities outside of Puerto Rico. For the nine months ended in July 31, 2010 and 2009, these activities had no taxable income. The Grant is effective as of September 1, 2007 and covers a ten year period. Activities covered by the Grant are subject to a reduced income tax rate of 7%.

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

NOTE E – WARRANTS

At July 31, 2010 and October 31, 2009 the Company had outstanding warrants to purchase 10,079,991 and 11,053,216 shares of the Company’s common stock, respectively, at prices ranging from $0.06 to $1.65 per share. The warrants became exercisable at various dates commencing in 2004 and expire at various dates through 2014. An aggregate of 973,225 of Series C Common Stock Purchase Warrants of the Company with an exercise price of $0.7344 expired on January 24, 2010.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Net income available to common equity holders - used to compute basic and diluted earning per share	$121,409	$53,289	$188,748	$340,686
Weighted average number of common shares - used to compute basic earning per share	20,751,215	20,751,215	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,691,585	1,710,302	1,620,632	1,536,423
Effect of options to purchase common stock	-	-	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,442,800	22,461,517	22,371,847	22,287,638

Warrants for the purchase of 7,999,400 shares of common stock for the three-month and nine-month periods ended in July 31, 2010, and 8,972,625 for the three-month and nine-month periods ended in July 31, 2009, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,267,882 shares of common stock for the three-month and nine-month periods ended in July 31, 2010, and 1,347,913 for the three-month and nine-month periods ended in July 31, 2009, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2010 or 2009. During the three months ended July 31, 2010, revenues from these customers were 21%, 16% and 6%, or a total of 43%, as compared to the same period last year for 11%, 19% and 8%, or a total of 38%, respectively. For the nine months ended July 31, 2010 revenues from these customers were 21%, 14% and 10%, or a total of 45%, as compared to the same period last year for 7%, 23% and 8%, or a total of 38%, respectively. At July 31, 2010 amounts due from these customers represented 39% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and nine month periods ended in July 31, 2010 and 2009. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
REVENUES:
Puerto Rico and United States consulting	$2,043,428	$2,040,676	$5,829,619	$7,175,171
Ireland consulting	600,616	287,198	1,723,188	613,916
Other segments¹	282,163	298,657	703,743	870,857
Total consolidated revenues	$2,926,207	$2,626,531	$8,256,550	$8,659,944

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$236,656	$261,309	$618,846	$956,193
Ireland consulting	16,607	(44,989)	4,358	(113,717)
Other segments¹	(47,032)	(52,686)	(281,157)	(147,312)
Total consolidated income before taxes	$206,231	$163,634	$342,047	$695,164

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

During fiscal 2006 and 2008, respectively, we expanded the markets we serve from Puerto Rico to the United States and Ireland. Our Ireland operation, with an Ireland-based management team reporting to our headquarters, has established a network of potential key customers and contacts that serve as the base for our sales target and opportunities. We are also actively pursuing to further expand our United States market.

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

In line with the strategy to penetrate the US market, on September 1, 2010, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico.

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

The reduction in operations of some of our clients, mostly triggered by the global economic recession and the industry worldwide consolidation, continues to affect our revenues and our growth plans for fiscal 2010. For the nine-month period ended July 31, 2010 our total net revenues decreased by approximately $0.4 million or 4.7%, when compared to the same period last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we continue to adjust our pricing and gross margin structure accordingly. In addition, since fiscal year 2009 we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. These factors have led our nine-month period ended July 31, 2010 net income to be approximately $189,000, a decline of $152,000 when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2010 and 2009, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2010		2009		2010		2009
Puerto Rico	$1,940	66.3%	$1,934	73.6%	$5,567	67.4%	$6,388	73.8%
United States	386	13.2%	405	15.5%	966	11.7%	1,658	19.1%
Ireland	600	20.5%	287	10.9%	1,723	20.9%	614	7.1%
	$2,926		$2,626		$8,256		$8,660

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

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2010 and 2009, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2010		2009		2010		2009
Revenues	$2,926	100.0%	$2,626	100.0%	$8,256	100.0%	$8,660	100.0%
Cost of services	2,038	69.7%	1,753	66.8%	5,860	71.0%	5,732	66.2%
Gross profit	888	30.3%	873	33.2%	2,396	29.0%	2,928	33.8%
Selling, general and administrative costs	683	23.3%	710	27.0%	2,064	25.0%	2,209	25.5%
Interest expense	2	0.1%	5	0.2%	4	0.0%	51	0.6%
Interest income	3	-0.1%	5	-0.2%	12	-0.1%	21	-0.2%
Gain on disposition of property	-	0.0%	-	0.0%	2	0.0%	6	-0.1%
Income before income taxes	206	7.0%	163	6.2%	342	4.1%	695	8.0%
Income tax expense	85	2.9%	110	4.2%	153	1.9%	354	4.1%
Net income	121	4.1%	53	2.0%	189	2.2%	341	3.9%

Revenues. Revenues for the three months ended July 31, 2010 were $2.9 million, a net increase of approximately $0.3 million or 11.4%, when compared to the same period last year. The improvement is mainly attributable to the increase of approximately $0.3 million in consulting service revenue from the Ireland operation. All other divisions sustained no significant variance when compared to the same period last year.

For the nine-month period ended July 31, 2010 revenues were $8.3 million, a net decrease of approximately $0.4 million or 4.7% from the comparable nine-month period last year. The reduction is mainly attributable to the decrease in Puerto Rico and the United States market consulting service revenues of $0.6 million and $0.7 million, respectively, decrease in Lab revenue for approximately $0.1 million, partially offset by a net increase of $1.1 million generated by the Ireland consulting operation.

Decreases in the Puerto Rico and United States revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation. The increase in the Ireland operation is mostly attributable to consulting volume acquired from one customer.

Cost of Services; gross margin. Although the aggregate dollar gross margin for the three-month period ended in July 31, 2010 reflected no significant variance, the gross margin had a net reduction of 2.9 percentage points when compared to the same period last year. The decrease is mainly attributable to the gross margin decline in the Ireland consulting business.

The gross margin for the nine-month period ended in July 31, 2010 reflected a net reduction of 4.8 percentage points when compared to the same period last year. The decline is mainly attributable to reduced margins attained by our Lab and consulting business by 3.1 and 1.7 percentage points, respectively.

The net decline in the gross margin ratio for the three-month and nine-month periods ended in July 31, 2010, as compared to last year, is mainly attributable to the Lab’s low gross margin yield as a function of billings versus fixed costs of services, and low consulting margins mostly attained by our Ireland operation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine month periods ended July 31, 2010 were approximately $0.7 and $2.1 million, respectively, a net reduction in expenses of approximately $27,000 and $145,000, respectively, as compared to the same periods last year.

The reduction in selling, general and administrative expenses is mainly attributable to cost containment measures adopted since fiscal year 2009 affecting mostly our headquarter operations.

Interest Expense. The interest expense favorable variance for the nine month period ended in July 31, 2010 as compared to the same period last year was approximately $47,000. Until January 2009 we recognized imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This obligation ceased when the final installment related to this agreement was made in fiscal year 2009. The expense decreased as annual payments were made through fiscal year 2009.

Income Taxes Expense. The decrease in income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable books income.

Net Income. Our net income for the three months ended July 31, 2010 was approximately $121,000, an improvement of $68,000 or an increase in profit margin of 2.1 percentage points, when compared to the same period last year. The slight improvement is mainly attributable to small favorable variances in gross margin, selling general and administrative expenses and income tax expense.

Net Income for the nine months ended July 31, 2010 was approximately $189,000, a decline of $152,000, or a reduction in profit margin of 1.6 percentage points, when compared to the same period last year. Net income was affected by prior quarters decrease in overall gross margin, partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

For the three months ended in July 31, 2010, earnings per common share basic and diluted were $0.006 and $0.005, respectively, an improvement of $0.003 for each period when compared to the same period last year. For the nine months ended in July 31, 2010, earnings per common share basic and diluted were $0.009 and $0.008, respectively, a decline of $0.007 for each period when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2010, we generated a working capital increase of approximately $0.4 million.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2010.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2010 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

ITEM 6.  EXHIBITS

(a) Exhibits:

10.1
Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2010).*

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan contract or arrangement.

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

Dated: September 14, 2010