Form 10-K
period 2010-10-31
Pharma-Bio Serv, Inc.
filed 2011-01-31
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2010 (the last business day of the second quarter of the registrant’s current fiscal year), was $3,140,152.10.

The number of shares of the registrant’s common stock outstanding as of January 27, 2011 was 20,751,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2010

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

Pharma-PR business was established as a sole proprietorship in 1993 and incorporated in 1997 to offer compliance consulting services to the pharmaceutical industry. The business operations provide services to the pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico, the United States and Europe.

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

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 135 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our new microbiological testing laboratory facility, our information technology service division, Integratek, and our technical training division, Pharma Serv Academy.

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

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which serves mainly the United States East Coast market. We host our U.S. market expansion plans from this organization.

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

2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2010 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 1, 2010 we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 1, 2011.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2010 and 2009. During the years ended October 31, 2010 and 2009, these customers accounted for, in the aggregate, 45% and 48% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico, United States and Ireland markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (18 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have presence in the markets we are pursuing.

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

RAW MATERIALS

We require the use of various raw materials, including culture media, DNA reagents, LAL reagents and biological indicators, in our testing laboratory facility.  We purchase these raw materials from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials are generally available from multiple suppliers at competitive prices, and amounts kept in stock are not significant.

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

EMPLOYEES

We currently employ 95 full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Elizabeth Plaza	47	President, Chairman of the Board and Director
Nélida Plaza	43	President of Puerto Rico Operations and Secretary
Pedro J. Lasanta	51	Chief Financial Officer and Vice President - Finance and Administration

Elizabeth Plaza has been the president and sole director of Pharma-PR since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president and chief executive officer since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, Puerto Rico 2008 Executive of the Year, and is member of the Board for the Puerto Rico Commerce & Export Company.

Nélida Plaza has been the vice president of operations of Pharma-PR since January 2004, our secretary since January 25, 2006, and our President of Puerto Rico Operations since December 31, 2009, in charge of Scienza Labs, Pharma Academy and Pharma-PR. Ms. Plaza served as our vice president from January 25, 2006 to December 31, 2009. In July 2000, Ms. Plaza joined Pharma-PR as a project management consultant. In the past, Ms. Plaza was a unit operations leader and safety manager at E.I. DuPont De Nemours where she was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

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

Risks That Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, and to a lesser extent in the United States and other countries, any changes in that industry or in those markets could impair our ability to generate revenue and realize a profit.

Since most of our business is performed in Puerto Rico, and to a lesser extent in the United States and other countries, for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting those markets.  For example, changes in tax laws or regulatory, political or economic conditions, which discourage businesses from operating in the markets we serve, which affect the need for services such as those provided by us, could impair our ability to generate revenue and realize a profit.

Puerto Rico government enacted ACT 154 of October 22, 2010 which may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The Act primarily affects the industry we serve and consequently our customer base. Act 154 extends the circumstances under which a nonresident alien individual or a non resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products total or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced for a period of six (6) years and will decrease gradually during this time.

The impact of the Act, if any, over the industry and its willingness to do business in Puerto Rico is unknown. Consequently, our ability to generate revenue in Puerto Rico may be impaired.

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

Companies in the pharmaceutical and related industries for which we perform service are subject to economic pressures, which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in Puerto Rico. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in Puerto Rico entirely, which could significantly impair our ability to generate revenue.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2010 and 2009, a very small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2010 and 2009, three customers accounted for, in aggregate, approximately 45% and 48% of total revenue, respectively. The loss of or significant reduction in the scope of work performed for any major customer could impair our ability to operate profitably. We cannot assure you that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

In an effort to reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project services such as ours. As a result, we have less interaction with the end user of our services (typically labs or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management programs with third-parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins would decline. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular project, which would adversely impact revenue.

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

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. The loss of the services of Ms. Plaza could have a material adverse effect on the development and success of our business. Recently, Ms. Plaza’s employment agreement automatically renewed through January 2, 2012, and her employment agreement will automatically renew for successive periods of twelve months thereafter, unless renewal is declined by the Company or Ms. Plaza no less than sixty days before the end of any renewal term. Although we have a contract with Ms. Plaza, this agreement does not guarantee that she will continue to be employed by us. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States and Ireland.

An important part of our growth strategy is (i) to acquire other businesses which can increase the range of services and products that we can offer and (ii) to establish offices in places where we do not presently operate, either by acquisition or by internal growth. If we fail to make any acquisitions or otherwise expand our business, our future growth may be limited. The success in any market will be dependent on such factors as regulatory, tax, political or economic conditions, our abilities to penetrate the market, hire qualified personnel in a timely manner, obtain and maintain reasonable labor costs, generate service revenue volume and profitable margins.

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

Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza.  These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our operational and administrative offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provides for a five year renewal option.

In March 2010, we moved our U.S. office facilities to Plymouth Meeting, Pennsylvania from Limerick, Pennsylvania. The three-year term lease for the Pennsylvania office facilities has monthly rental payments of $2,100.

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

ITEM 4.  (REMOVED AND RESERVED)

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

Quarter Ending	High Bid	Low Bid
January 31, 2009	$0.59	$0.27
April 30, 2009	0.55	0.16
July 31, 2009	0.40	0.30
October 31, 2009	0.65	0.31
January 31, 2010	0.48	0.16
April 30, 2010	0.35	0.10
July 31, 2010	0.37	0.22
October 31, 2010	0.32	0.23

On January 27, 2011, the closing price of our common stock on the Over the Counter Bulletin Board was $0.35 per share and there were approximately 79 holders of record of our common stock.

Prior to the acquisition of Pharma-PR in 2006, Pharma-PR was taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of the income from Pharma-PR was taxed to our then sole stockholder. Other than the distributions to our then sole stockholder which were made during the period that we were an N Corporation, we have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approvedby security holders	1,267,882	$0.6942	1,232,118
Equity compensation plans not approved by security holders	1,830,991	$0.0600	16,500

The securities issuable pursuant to the equity plan that was approved by security holders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

The equity compensation plans not approved by security holders are (i) warrants to purchase 1,830,991 shares of common stock issued to San Juan Holdings for services relating to the acquisition of Pharma-PR and (ii) approximately 16,500 shares of common stock underlying options issuable to employees.

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 135 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

During fiscal 2006 and 2008, respectively, we expanded the markets we serve from Puerto Rico to the United States and Ireland. Our Ireland operation, with an Ireland-based management team reporting to our headquarters, achieved a $1.2 million revenue growth in fiscal year 2010 and has established a network of potential key customers and contacts that serve as the base for our future sales target and opportunities. We are also actively pursuing to further expand our United States market.

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

Our Lab located in Puerto Rico, with an investment of approximately $1.5 million for microbiology and chemical testing, commenced operations in early fiscal 2009. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers services to our core industries already serviced as well as the cosmetic and food industries.

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

The reduction in operations of some of our clients, mostly triggered by the global economic recession and the industry worldwide consolidation, affected our revenues and growth plans for fiscal years 2010 and 2009, specifically for our Puerto Rico and United States markets. For the year ended in October 31, 2010 our total net revenues decreased by approximately $0.1 million, or 1.1%, when compared to last year. In order to maintain volume in the markets we serve and ensure we are price competitive, we continue to adjust our pricing and gross margin structure. In addition, since fiscal year 2009 we implemented cost containment measures and have refocused the overall operations strategy to reduce our overhead costs. These factors have lead our net income for the year ended October 31, 2010 to be approximately $372,000, a decline of $163,000 or a reduction in profit margin of 1.4 percentage points when compared to last year.

The following table sets forth information as to our revenue for the years ended October 31, 2010 and 2009, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2010		2009
Puerto Rico	$7,532	66.4%	$8,359	72.8%
United States	1,423	12.5%	1,972	17.2%
Ireland	2,391	21.1%	1,148	10.0%
	$11,346	100.0%	$11,479	100.0%

Weak economies where we do business and worldwide industry consolidations were unfavorable factors affecting fiscal year 2010. These factors and the impact over the industry, if any, of the recently enacted US health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154 which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the then current industry trends.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2010 and 2009, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2010		2009
Revenues	$11,346	100.0%	$11,479	100.0%
Cost of services	7,953	70.1%	7,640	66.6%
Gross profit	3,393	29.9%	3,839	33.4%
Selling, general and administrative costs	2,783	24.5%	2,923	25.5%
Interest expense	6	0.1%	52	0.4%
Interest income	15	-0.1%	26	-0.2%
Gain on disposition of property	2	-0.1%	6	-0.1%
Income before income taxes	621	5.5%	896	7.8%
Income tax expense	249	2.2%	361	3.1%
Net income	372	3.3%	535	4.7%

Revenues. Revenues for the year ended October 31, 2010 were $11.3 million, a decrease of approximately $0.1 million, or 1.1%, when compared to last year. The net reduction is mainly attributable to the decrease of approximately $0.7 million and $0.5 million in the Puerto Rico and the United States market consulting service revenue, respectively, decrease in Lab revenue for approximately $0.1 million, partially offset by $1.2 million generated by the Ireland consulting operation.

Decreases in the Puerto Rico and United States revenue are mostly due to the global economic recession and the closing of, or decrease in, operations of some pharmaceutical plants, triggered by operations consolidation. The increase in the Ireland operation is mostly attributable to consulting volume acquired from one customer.

Cost of Services; gross margin. The gross margin for the year ended in October 31, 2010 reflected a net reduction of 3.5 percentage points when compared to the same period last year. The decline is mainly attributable to reduced margins attained by our Lab and consulting business by 2.2 and 1.3 percentage points, respectively.

The net decline in the gross margin ratio for the year ended in October 31, 2010, as compared to last year, is mainly attributable to the Lab’s low gross margin yield as a function of billings versus fixed costs of services, and low consulting margins mostly attained by our Ireland operation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2010 were approximately $2.8 million, a net reduction in expenses of approximately $140,000 as compared to last year.

The reduction in selling, general and administrative expenses is mainly attributable to cost containment measures adopted since fiscal year 2009 affecting mostly our headquarter operations.

Interest Expense. The interest expense favorable variance for the year ended in October 31, 2010 as compared to the same period last year was approximately $46,000. Until January 2009 we recognized imputed interest expense incurred in connection with the long-term obligations originated pursuant to a plan and agreement of merger dated January 25, 2006 for the acquisition of Pharma-PR. This obligation ceased when the final installment related to this agreement was made in fiscal year 2009. The expense decreased as annual payments were made through fiscal year 2009.

Income Taxes Expense. The decrease in income taxes expense is attributable to the decrease of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable books income.

Net Income. Our net income for the year ended October 31, 2010 was approximately $0.4 million, a decline of $0.1 million or a reduction in profit margin of 1.4 percentage points, when compared to last year. For the year ended October 31, 2010, earnings per common share basic and diluted were $0.018 and $0.017, respectively, a decline of $0.008 and $0.007 per share, respectively, when compared to last year.

Our net income was affected by the decrease in overall gross margin, partially offset by cost containment measures, favorable variances in interest expense, and the reduction of income tax expense due to the decline in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2010, we generated a working capital increase of approximately $0.7 million.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Management believes that based on current level of operations and cash flows from operations, the collectibility of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

To the extent that we pursue possible opportunities to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2010.

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

Fair Value of Financial Instruments - Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets and liabilities.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Marketable securities consist of an obligation from the Puerto Rico Government Development Bank valued using quoted market prices in active markets with no valuation adjustment. Accordingly, this security is categorized in Level 1.

The carrying value of the Company's financial instruments (excluding marketable securities and obligations under capital leases): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

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

Marketable Securities - We consider our marketable security investment portfolio and marketable equity investments available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in other comprehensive income; whereas realized gains and losses are included in earnings and determined based on the specific identification method.

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

The FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Accordingly, we adopted this new standard effective November 1, 2009. The adoption of this guidance did not have a significant effect on our financial statements.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
Because our business is concentrated in the pharmaceutical industry in Puerto Rico, and to a lesser extent in the United States and other countries, any changes in that industry or in those markets could impair our ability to generate revenue and realize a profit.

•	Puerto Rico government enacted ACT 74 of October 22, 2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.
•	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.
•	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.
•	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in Puerto Rico.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.
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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2010, based on the specified criteria.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004

3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008

4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006

4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006

4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006

4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006

4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009

10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006

10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006

10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006

10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008

10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009

10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009

10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009

10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010

10.9	Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	7/8/2010

10.10	Sixth Employment Agreement Amendment, effective as of August 23, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	8/27/10

10.11	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006

10.12	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nelida Plaza.	8-K	000-50956	10.4	3/17/2009

10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nelida Plaza.	8-K	000-50956	10.3	1/07/2010

10.14	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.15	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.16	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009

10.17	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010

10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.19	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006

10.20	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006

10.21	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006

10.22	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006

10.23	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1*	List of Subsidiaries

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *   Filed herewith
**  Furnished herewith

Exhibits 10.4 through 10.18 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 31, 2011	By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	January 31, 2011
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 31, 2011
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 31, 2011
Kirk Michel

/s/ Howard Spindel	Director	January 31, 2011
Howard Spindel

/s/ Dov Perlysky	Director	January 31, 2011
Dov Perlysky

/s/ Irving Wiesen	Director	January 31, 2011
Irving Wiesen

PHARMA-BIO SERV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. as of October 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc as of October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

S/HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 31, 2011
Puerto Rico Society of Certified Public Accountants
Stamp number 2570508 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2010 and 2009

	October 31,
	2010	2009
ASSETS:
Current assets
Cash and cash equivalents	$2,317,168	$2,051,874
Marketable securities	95,000	-
Accounts receivable	2,520,407	2,034,963
Other	270,827	298,830
Total current assets	5,203,402	4,385,667

Property and equipment	1,321,258	1,567,145
Other assets	33,364	69,469
Total assets	$6,558,024	$6,022,281

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$18,227	$43,737
Accounts payable and accrued expenses	1,205,576	1,112,739
Income taxes payable	210,911	140,443
Total current liabilities	1,434,714	1,296,919

Obligations under capital leases	53,839	62,385
Total liabilities	1,488,553	1,359,304

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares in 2010 and 2009	2,075	2,075
Additional paid-in capital	645,886	602,508
Retained earnings	4,440,728	4,068,817
Accumulated other comprehensive loss	(19,218)	(10,423)
Total stockholders' equity	5,069,471	4,662,977
Total liabilities and stockholders' equity	$6,558,024	$6,022,281

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2010 and 2009

	Years ended October 31,
	2010	2009
REVENUES	$11,346,453	$11,479,083

COST OF SERVICES	7,953,647	7,640,333

GROSS PROFIT	3,392,806	3,838,750

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,782,916	2,923,295

INCOME FROM OPERATIONS	609,890	915,455

OTHER INCOME (EXPENSE):
Interest expense	(5,605)	(52,394)
Interest income	14,982	26,961
Gain on disposition of property and equipment	1,920	6,081
	11,297	(19,352)

INCOME BEFORE INCOME TAXES	621,187	896,103

INCOME TAXES	249,276	361,346

NET INCOME	$371,911	$534,757

BASIC EARNINGS PER COMMON SHARE	$0.018	$0.026

DILUTED EARNINGS PER COMMON SHARE	$0.017	$0.024

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,377,734	22,324,996

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2010 and 2009

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2008	20,751,215	$2,075	-	$-	$540,337	$3,534,060	$(24,692)	$4,051,780

STOCK-BASED COMPENSATION	-	-	-	-	62,171	-	-	62,171

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	534,757	-	534,757

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	14,269	14,269
OTHER COMPREHENSIVE INCOME								14,269
COMPREHENSIVE INCOME								549,026

BALANCE AT OCTOBER 31, 2009	20,751,215	2,075	-	-	602,508	4,068,817	(10,423)	4,662,977

STOCK-BASED COMPENSATION	-	-	-	-	43,378	-	-	43,378

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	371,911	-	371,911

OTHER COMPREHENSIVE LOSS:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(8,795)	(8,795)
OTHER COMPREHENSIVE LOSS								(8,795)
COMPREHENSIVE INCOME								363,116

BALANCE AT OCTOBER 31, 2010	20,751,215	$2,075	-	$-	$645,886	$4,440,728	$(19,218)	$5,069,471

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2010 and 2009

	Years ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$371,911	$534,757
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	(1,920)	(6,081)
Stock-based compensation	43,378	62,171
Depreciation and amortization	321,713	307,332
Imputed interest expense	-	43,108
(Increase) decrease in accounts receivable	(407,868)	1,301,996
Decrease (increase) in other assets	41,809	(44,494)
Increase (decrease) in liabilities	97,326	(26,258)
NET CASH PROVIDED BY OPERATING ACTIVITIES	466,349	2,172,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(95,000)	-
Acquisition of property and equipment	(45,429)	(290,137)
Payments for business assets acquisition	-	(150,394)
Proceeds from sale of property and equipment	-	12,400
NET CASH USED IN INVESTING ACTIVITIES	(140,429)	(428,131)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(42,714)	(34,573)
Payments to affiliate	-	(2,750,000)
NET CASH USED IN FINANCING ACTIVITIES	(42,714)	(2,784,573)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,912)	4,057
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265,294	(1,036,116)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,051,874	3,087,990

CASH AND CASH EQUIVALENTS – END OF YEAR	$2,317,168	$2,051,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$157,668	$289,904
Interest	$5,605	$510,799

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $12,355 and $98,334 disposed during the years ended October 31, 2010 and 2009, respectively.	$33,695	$138,180
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$71,489	$18,924
Obligations under capital lease incurred for the acquisition of a vehicle	$31,918	$58,970

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2010 and 2009

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

Pharma-US is a wholly owned subsidiary. As of October 31, 2010, it was in development stage and has not incurred significant revenues or expenses.

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

Fair Value of Financial Instruments

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets and liabilities.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Marketable securities consist of an obligation from the Puerto Rico Government Development Bank valued using quoted market prices in active markets with no valuation adjustment. Accordingly, this security is categorized in Level 1.

The carrying value of the Company's financial instruments (excluding marketable securities and obligations under capital leases): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

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

Marketable Securities

We consider our marketable security investment portfolio and marketable equity investments available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in other comprehensive income; whereas realized gains and losses are included in earnings and determined based on the specific identification method.

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

Subsequent events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no events occurring in this period that required disclosure in or adjustment to the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2009 consolidated financial statements to conform them to the October 31, 2010 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

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

2. The FASB issued guidance related to the accounting for business combinations and related disclosures which is effective for fiscal years beginning on or after December 15, 2008. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Accordingly, the Company will apply this new guidance prospectively to all business combinations subsequent to November 1, 2009. The nature and magnitude of the specific effects of this standard will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date, if any. This guidance did not have effect on the Company’s financial statements.

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

NOTE C – MARKETABLE SECURITIES AVAILABLE FOR SALE

At October 31, 2010, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

The primary objectives of the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of October 31, 2010 we believe that the cost base for our available-for-sale securities is recoverable in all material respects.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2010 and 2009 consisted of the following:
		October 31,
	Useful life (years)	2010	2009
Vehicles under capital leases	5	$174,142	$175,919
Leasehold improvements	5-8	588,358	566,851
Computers	3	386,148	302,560
Equipment	3-7	987,172	754,675
Furniture and fixtures	10	120,216	119,349
Projects in progress	-	15,329	308,541
Total		2,271,365	2,227,895
Less: Accumulated depreciation and amortization		(950,107)	(660,750)
Property and equipment, net		$1,321,258	$1,567,145

NOTE E - OTHER ASSETS

At October 31, 2010 and 2009 non-current other assets included the following:
	October 31,
	2010	2009
Intangible assets:
Covenant not to compete (Pharma-PR acquisition), net of accumulated amortization of $98,334 and $78,333 in October 31, 2010 and 2009, respectively	$1,666	$21,667
Covenant not to compete (Integratek acquisition), net of accumulated amortization of $31,944 and $15,278 in October 31, 2010 and 2009, respectively	18,056	34,722
Total intangible assets net of amortization	19,722	56,389
Other assets	13,642	13,080
Total non-current other assets	$33,364	$69,469

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

Covenant not to compete (Integratek acquisition) represents the portion of the payment allocated to a non-competition covenant pursuant to the purchase of operations and assets of Integratek, an information technology consulting firm based in Puerto Rico. Under the agreement, the stockholders of Integratek agreed not to compete with the Company for a period of three years. The covenant not to compete of $50,000 is amortized on the straight-line method over the three-year term of the non-competition covenant.

Intangible assets amortization expense for the years ended on October 31, 2010 and 2009 amounted to $36,667 and $88,611, respectively. The amortization expense for the year ended on October 31, 2009 includes $45,000 for the full amortization of an Integratek acquired customer list which useful life was revaluated.

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

For fiscal years 2010 and 2009 Pharma-PR operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended.

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

As of October 31, 2010 and 2009, the Company has not recognized deferred income taxes on $4,701,248 and $4,357,614 of undistributed earnings of its Puerto Rican subsidiary, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to a $470,125 and $435,761 tollgate tax, respectively.

The reasons for the difference between the provision for income tax applicable to income before provision for income taxes and the amount computed by applying the applicable statutory tax rate in Puerto Rico were as follows:

	Year ended October 31,
	2010	2009
Theoretical income tax expense by application of statutory rates to the book pre-tax income	$236,162	$361,302
Benefit of tax grant	-	(1,464)
Permanent differences, net	13,114	1,508
	$249,276	$361,346

At October 31, 2010, Pharma-Bio and Pharma-IR have unused operating losses of approximately $168,000 and $270,000 after considering various timing differences for income tax purposes, which result in a potential deferred tax asset of approximately $57,000 and $34,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income which expires for Pharma-Bio in 2027, while for Pharma-IR are available indefinitely.

The Company files income tax returns in the U.S. in federal and various states jurisdictions, Puerto Rico and Ireland. The 2005 through 2010 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state, Puerto Rico or foreign income tax examination.

Effective November 1, 2007, the Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result of the implementation, the Company recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation, the Company recognized no material adjustment to the November 1, 2007 balance of retained earnings. By the end of fiscal year 2010, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

NOTE G - DUE TO AFFILIATE

Pursuant to a plan and agreement of merger dated January 25, 2006, the Company agreed to pay its then sole stockholder of Pharma-PR three installments of $2,750,000 on January 25, 2007, 2008 and 2009, including imputed interest of 6.72%. This last installment was paid in full during fiscal year 2009.

NOTE H – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $174,142 and $175,919 (accumulated amortization of $108,762 and $98,715) as of October 31, 2010 and 2009, respectively. Amortization expense for these assets amounted to $22,401 and $36,562 in the years ended October 31, 2010 and 2009, respectively. The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2010:

Twelve months ending October 31,	Amount
2011	$22,992
2012	22,992
2013	22,992
2014	12,745
2015	636
Total future minimum lease payments	82,357
Less: Amount of imputed interest	(10,291)
Present value of future minimum lease payments	72,066
Current portion of obligation under capital leases	(18,227)
Long-term portion	$53,839

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

The Company pays monthly rent of $2,100 for its three-year term leased US office facilities in Plymouth, Pennsylvania which expires in February 2013.

The Company maintains office facilities in Cork, Ireland. The facilities are under a month-to-month lease with monthly payments of approximately $750.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2010 are as follows:

Amount
2011	$295,433
2012	93,572
2013	8,400
Total minimum lease payments	$397,405

Rent expense during the years ended October 31, 2010 and 2009 was $316,673 and $386,480, respectively.

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

The 2005 Plan stock options activity and status for the years ended October 31, 2010 and 2009 was as follows:

	Year ended October 31,
	2010		2009
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,342,913	$0.6833	1,356,772	$0.7213
Granted	40,000	$0.3400	220,000	$0.4545
Exercised	-		-
Forfeited	(115,031)	$0.4437	(233,859)	$0.6886
Total outstanding at end of year	1,267,882	$0.6942	1,342,913	$0.6833

Outstanding exercisable stock options at end of year	1,154,547	$0.7065	759,016	$0.7197

	October 31, 2010	October 31, 2009
Weighted average remaining years in contractual life for:
Total outstanding options	1.0 years	2.1 years
Outstanding exercisable options	0.8 years	1.7 years
Shares of common stock available for issuance pursuant to future stock option grants	1,232,118	1,157,087

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:
	Year ended October 31,
	2010	2009
Stock-based compensation expense:
Cost of services	$1,846	$22,386
Selling, general and administrative	41,532	39,785
Stock-based compensation before tax	43,378	62,171
Income tax benefit	-	-
Net stock-based compensation expense	$43,378	$62,171

Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.003)
Diluted earnings per share	$(0.002)	$(0.003)

As of October 31, 2010, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $12,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.3 years.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2010 and 2009:
	Year ended October 31,
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	135.2%	111.6%
Risk free interest rate	1.5%	1.3%
Expected life of options	3.2 years	3.4 years
Weighted average fair value of options granted	$0.2552	$0.3205

As of October 31, 2010 the outstanding stock options have no aggregate intrinsic value since the closing stock price on such date was below the exercise price of the stock options. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2010 and 2009 no stock options were exercised.

Pursuant to the acquisition of Pharma-PR, Pharma-Bio agreed that it would issue 100 shares of common stock to each of Pharma-PR's eligible employees. Such shares will not be issued until Pharma-Bio is eligible to use a Form S-8 registration statement in connection with the issuance of such shares. Approximately 16,500 shares of common stock may be issued pursuant to this program.

NOTE J – WARRANTS

At October 31, 2010 and 2009 the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			October 31,
	Exercise Price	Expire Date	2010	2009
Investor Warrants A	$1.1000	January 25, 2011	3,999,700	3,999,700
Investor Warrants B	$1.6500	January 25, 2011	3,999,700	3,999,700
Broker Warrants	$0.7344	January 25, 2010	-	973,225
Other Warrants A	$0.0600	January 16, 2014	249,600	249,600
Other Warrants B	$0.0600	January 24, 2014	1,830,991	1,830,991
Warrants Total			10,079,991	11,053,216

NOTE K – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2010	2009
Net income available to common equity holders - used to compute basic and diluted earnings per share	$371,911	$534,757
Weighted average number of common shares - used to compute basic earnings per share	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,626,519	1,573,781
Effect of options to purchase common stock	-	-
Weighted average number of shares - used to compute diluted earnings per share	22,377,734	22,324,996

Warrants for the purchase of 7,999,400 and 8,972,625 shares of common stock for the years ended in October 31, 2010 and 2009, respectively, were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 1,267,882 and 1,342,913 shares of common stock for the years ended in October 31, 2010 and 2009, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE L - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains cash deposits in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. The bank deposit balances frequently exceeded federally insured limits during the year. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2010 or 2009. During the year ended October 31, 2010 revenues from these customers were 21%, 15% and 9%, or a total of 45%, as compared to the same period last year for 10%, 21% and 17%, or a total of 48%, respectively. At October 31, 2010 and 2009 amounts due from these customers represented 34% and 39% of total accounts receivable balance, respectively.

NOTE M - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Following plan provisions, the Company temporarily suspended contributions to the plan during fiscal year 2009. Contributions for the year ended October 31, 2009 were $53,668.

NOTE N - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico and United States technical compliance consulting, (ii) Ireland technical compliance consulting, and (iii) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the year ended in October 31, 2010 and 2009. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.
	Year ended October 31,
	2010	2009
REVENUES:
Puerto Rico and United States consulting	$7,892,622	$9,182,572
Ireland consulting	2,391,080	1,147,642
Lab (microbiological and chemical testing)	740,499	812,371
Other segments¹	322,252	336,498
Total consolidated revenues	$11,346,453	$11,479,083

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$854,002	$1,031,324
Ireland consulting	22,094	(39,332)
Lab (microbiological and chemical testing)	(272,063)	(7,923)
Other segments¹	17,154	(87,966)
Total consolidated income before taxes	$621,187	$896,103

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) and related depreciation and amortization expense for the year ended  October 31, 2010 and 2009, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.