Form 10-Q
period 2011-01-31
Pharma-Bio Serv, Inc.
filed 2011-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of March 15, 2011 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2011

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2011 and October 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month periods ended January 31, 2011 and 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended January 31, 2011 and 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2011*	October 31, 2010**
ASSETS:
Current assets
Cash and cash equivalents	$2,406,980	$2,317,168
Marketable securities	95,000	95,000
Accounts receivable	3,115,031	2,520,407
Other	203,214	270,827
Total current assets	5,820,225	5,203,402

Property and equipment	1,258,256	1,321,258
Other assets	27,512	33,364
Total assets	$7,105,993	$6,558,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$18,584	$18,227
Accounts payable and accrued expenses	1,249,706	1,205,576
Income taxes payable	370,288	210,911
Total current liabilities	1,638,578	1,434,714

Obligations under capital leases	49,058	53,839
Total liabilities	1,687,636	1,488,553

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	648,052	645,886
Retained earnings	4,796,988	4,440,728
Accumulated other comprehensive loss	(28,758)	(19,218)
Total stockholders' equity	5,418,357	5,069,471
Total liabilities and stockholders' equity	$7,105,993	$6,558,024

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2011	2010
REVENUES	$3,592,671	$2,556,739

COST OF SERVICES	2,416,663	1,805,563

GROSS PROFIT	1,176,008	751,176

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	658,481	701,861

INCOME FROM OPERATIONS	517,527	49,315

OTHER INCOME (EXPENSE):
Interest expense	(1,350)	(1,758)
Interest income	4,765	4,664
Gain on disposition of property and equipment	-	1,920
	3,415	4,826

INCOME BEFORE TAXES	520,942	54,141

INCOME TAXES	164,682	33,682

NET INCOME	$356,260	$20,459

BASIC EARNINGS PER COMMON SHARE	$0.017	$0.001

DILUTED EARNINGS PER COMMON SHARE	$0.016	$0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,473,941	22,411,328

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356,260	$20,459
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	-	(1,920)
Stock-based compensation	2,166	15,892
Depreciation and amortization	74,713	81,788
(Increase) decrease in accounts receivable	(608,459)	80,868
Decrease in other assets	71,758	93,033
Increase (decrease) in liabilities	209,680	(20,520)
NET CASH PROVIDED BY OPERATING ACTIVITIES	106,118	269,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,065)	(11,070)
NET CASH USED IN INVESTING ACTIVITIES	(10,065)	(11,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(4,424)	(21,167)
NET CASH USED IN FINANCING ACTIVITIES	(4,424)	(21,167)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,817)	(5,965)
NET INCREASE IN CASH AND CASH EQUIVALENTS	89,812	231,398

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,317,168	2,051,874

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,406,980	$2,283,272
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$6,025	$6,143
Interest	$1,350	$1,758

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$17,801	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$31,918
Property and equipment with accumulated depreciation of $12,355 disposed during the three month period ended in January 31, 2010	$-	$33,695

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2011
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2010 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.

The accompanying financial data as of January 31, 2011, and for the three-month periods ended January 31, 2011 and 2010 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2010.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2011 and October 31, 2010, the accumulated depreciation and amortization amounted to $1,023,154 and $950,107, respectively.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2010 condensed consolidated financial statements to conform them to the January 31, 2011 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At January 31, 2011, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of January 31, 2011, we believe that the cost base for our available-for-sale securities is recoverable in all material respects.

NOTE C - INCOME TAXES

The Company adopted guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2011, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

NOTE D – WARRANTS

At January 31, 2011 and October 31, 2010, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expire Date	January 31, 2011	October 31, 2010
Investor Warrants A	$1.1000	January 25, 2011	-	3,999,700
Investor Warrants B	$1.6500	January 25, 2011	-	3,999,700
Other Warrants A	$0.0600	January 16, 2014	249,600	249,600
Other Warrants B	$0.0600	January 24, 2014	1,830,991	1,830,991
Warrants Total			2,080,591	10,079,991

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2011	2010
Net income available to common equity holders - used to compute basic and diluted earning per share	$356,260	$20,459
Weighted average number of common shares - used to compute basic earning per share	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,713,323	1,660,113
Effect of options to purchase common stock	9,403	-
Weighted average number of shares - used to compute diluted earnings per share	22,473,941	22,411,328

Warrants for the purchase of 7,999,400 shares of common stock for the three-month periods ended in January 31, 2010 were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 437,085 and 1,379,413 shares of common stock for the three-month periods ended in January 31, 2011 and 2010, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE F - CONCENTRATIONS OF RISK

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month periods ended January 31, 2011 and 2010. During the three months ended January 31, 2011, revenues from these customers were 22%, 18%, and 16%, or a total of 56%, as compared to the same period last year for 24%, 14%, and 0%, or a total of 38%, respectively. At January 31, 2011 amounts due from these customers represented 32% of the Company’s total accounts receivable balance.

NOTE G - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three months ended in January 31, 2011 and 2010. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2011	2010
REVENUES:
Puerto Rico and United States consulting	$2,574,746	$1,781,226
Ireland consulting	711,409	581,951
Lab (microbiological and chemical testing)	78,795	119,085
Other segments¹	227,721	74,477
Total consolidated revenues	$3,592,671	$2,556,739

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$532,462	$143,585
Ireland consulting	80,893	36,175
Lab (microbiological and chemical testing)	(144,044)	(118,378)
Other segments¹	51,631	(7,241)
Total consolidated income before taxes	$520,942	$54,141

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2011 and October 31, 2010, and related depreciation and amortization expense for the three months ended  January 31, 2011 and 2010, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2010. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

During fiscal 2006 and 2008, respectively, we expanded the markets we serve from Puerto Rico to the United States and Ireland. Our Ireland operation, with an Ireland-based management team reporting to our headquarters, by fiscal year 2010 achieved a $1.2 million revenue growth and has established a network of potential key customers and contacts that serve as the base for our future sales target and opportunities. We are also actively pursuing to further expand our United States market.

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

Mostly triggered by favorable gains in the United States consulting market, our first quarter for fiscal year 2011 experienced a favorable turnaround when compared to the same period last fiscal year. Except for the LAB which sustained a decline in revenues, while we continue our efforts to broaden its customer base, other Company divisions sustained minor revenue gains or remained significantly constant. Total net revenues increased by approximately $1 million, when compared to the same period last year. We continued our strategies to adjust our pricing and gross margin structure, applied cost containment measures and refocused the overall operations strategy to reduce our overhead costs. These factors have led our quarter ended January 31, 2011 net income to be approximately $356,000, an increase of $336,000 or an increase in profit margin of 9.1 percentage points when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2011 and 2010, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2011		2010
Puerto Rico	$1,839	51.2%	$1,706	66.7%
United States	1,043	29.0%	269	10.5%
Ireland	711	19.8%	582	22.8%
	$3,593		$2,557

Weak economies where we do business and worldwide industry consolidations were unfavorable factors which affected fiscal year 2010. These factors and the impact over the industry, if any, of the recently enacted US health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154 which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2011 and 2010, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2011		2010
Revenues	$3,593	100.0%	$2,557	100.0%
Cost of services	2,417	67.3%	1,806	70.6%
Gross profit	1,176	32.7%	751	29.4%
Selling, general and administrative costs	658	18.3%	702	27.5%
Interest expense	1	0.0%	2	0.1%
Interest income	4	-0.1%	5	-0.2%
Gain on disposition of property	-	0.0%	2	-0.1%
Income before income taxes	521	14.5%	54	2.1%
Income tax expense	165	4.6%	34	1.3%
Net income	356	9.9%	20	0.8%

Revenues. Revenues for the three months ended January 31, 2011 were $3.6 million, an increase of approximately $1 million or 40.5%, when compared to the same period last year. The increase is mainly attributable to gains of approximately $0.8 million, $0.1 million and $0.1 million from the United States, Ireland and Integratek divisions, respectively.

The increase in the United States, Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of the divisions.

Cost of Services; gross margin. The overall gross margin for the three-month period ended in January 31, 2011 reflected a gross margin net gain of 3.3 percentage points when compared to the same period last year. The net increase is mainly attributable to project gains attained in the consulting business, partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months period ended January 31, 2011 were approximately $0.7 million, similar to the amount incurred in the same period last year and inclusive of the cost containment measures adopted since fiscal year 2009.

Income Taxes Expense. The increase in income taxes expense is attributable to the increase of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable book income.

Net Income. Our net income for the three months period ended January 31, 2011 was approximately $356,000, an increase of $336,000 or an increase in profit margin of 9.1 percentage points when compared with the same period last year.

For the three months ended in January 31, 2011, earnings per common share basic and diluted were $0.017 and $0.016, respectively, an improvement of $0.016 and 0.015, respectively, when compared to the same period last year.

Our net income improvement is attributable mainly to the increase in overall gross margin, selling general and administrative expenses minor savings, offset by the increase of income tax expense due to the increase in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2011, we have generated a working capital increase of approximately $0.4 million.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2011.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2010, which could have a significant effect on our condensed consolidated financial statements.

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
•
A trend by multinational companies to lower cost on consulting services by converting this highly skilled service to “temporary workers” has a negative impact not only in employee morale and retention, but also impairs our capacity to compete with lower cost companies, impairs our ability to maintain fair compensation and benefits to our employees and also jeopardizes our capacity of making a profit for the service. We have lost some volume to staffing agencies which offer the same service with lower cost employees.

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

Dated: March 17, 2011