Form 10-Q
period 2011-04-30
Pharma-Bio Serv, Inc.
filed 2011-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of June 13, 2011 was 20,751,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2011

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2011 and October 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Income for the three-month and six-month periods ended April 30, 2011 and 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2011 and 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 6 – Exhibits	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2011*	October 31, 2010**
ASSETS:
Current assets
Cash and cash equivalents	$2,552,989	$2,317,168
Marketable securities	95,000	95,000
Accounts receivable	3,989,801	2,520,407
Other	211,759	270,827
Total current assets	6,849,549	5,203,402

Property and equipment	1,316,808	1,321,258
Other assets	24,399	33,364
Total assets	$8,190,756	$6,558,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$30,095	$18,227
Accounts payable and accrued expenses	1,484,167	1,205,576
Income taxes payable	629,714	210,911
Total current liabilities	2,143,976	1,434,714

Obligations under capital leases	108,631	53,839
Total liabilities	2,252,607	1,488,553

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,751,215 shares	2,075	2,075
Additional paid-in capital	650,218	645,886
Retained earnings	5,276,680	4,440,728
Accumulated other comprehensive gain (loss)	9,176	(19,218)
Total stockholders' equity	5,938,149	5,069,471
Total liabilities and stockholders' equity	$8,190,756	$6,558,024

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
REVENUES	$4,586,804	$2,773,604	$8,179,475	$5,330,343

COST OF SERVICES	3,041,804	2,016,862	5,458,467	3,822,425

GROSS PROFIT	1,545,000	756,742	2,721,008	1,507,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	808,245	678,428	1,466,726	1,380,289

INCOME FROM OPERATIONS	736,755	78,314	1,254,282	127,629

OTHER INCOME (EXPENSE):
Interest expense	(1,991)	(939)	(3,341)	(2,697)
Interest income	4,354	4,300	9,119	8,964
Gain on disposition of property and equipment	-	-	-	1,920
	2,363	3,361	5,778	8,187

INCOME BEFORE TAXES	739,118	81,675	1,260,060	135,816

INCOME TAXES	259,426	34,795	424,108	68,477

NET INCOME	$479,692	$46,880	$835,952	$67,339

BASIC EARNINGS PER COMMON SHARE	$0.023	$0.002	$0.040	$0.003

DILUTED EARNINGS PER COMMON SHARE	$0.021	$0.002	$0.037	$0.003

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,751,215	20,751,215	20,751,215	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,483,430	22,307,369	22,479,368	22,371,489

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$479,692	$46,880	$835,952	$67,339
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	-	-	-	(1,920)
Stock-based compensation	2,166	12,826	4,332	28,718
Depreciation and amortization	74,128	81,001	148,841	162,789
(Increase) decrease in accounts receivable	(812,507)	66,805	(1,420,966)	147,673
(Increase) decrease in other assets	(5,140)	(434)	66,618	92,599
Increase in liabilities	448,688	84,068	658,368	63,548
NET CASH PROVIDED BY OPERATING ACTIVITIES	187,027	291,146	293,145	560,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(56,150)	(8,985)	(66,215)	(20,055)
NET CASH USED IN INVESTING ACTIVITIES	(56,150)	(8,985)	(66,215)	(20,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(5,391)	(5,460)	(9,815)	(26,627)
NET CASH USED IN FINANCING ACTIVITIES	(5,391)	(5,460)	(9,815)	(26,627)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,523	(10,691)	18,706	(16,656)
NET INCREASE IN CASH AND CASH EQUIVALENTS	146,009	266,010	235,821	497,408

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,406,980	2,283,272	2,317,168	2,051,874

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,552,989	$2,549,282	$2,552,989	$2,549,282
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$9,325	$6,025	$15,468
Interest	$1,703	$939	$3,053	$2,697

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$6,870	$3,454	$24,671	$3,454
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$76,475	$31,918
Property and equipment with accumulated depreciation of $12,355 disposed during the six month period ended in April 30, 2010	$-	$-	$-	$33,695

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2011
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2010 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.

The accompanying financial data as of April 30, 2011, and for the three-month and six-month periods ended April 30, 2011 and 2010 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2010.

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

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2011 and October 31, 2010, the accumulated depreciation and amortization amounted to $1,097,282 and $950,107, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2010 condensed consolidated financial statements to conform them to the April 30, 2011 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At April 30, 2011, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of April 30, 2011, we believe that the cost base for our available-for-sale securities is recoverable in all material respects.

NOTE C - INCOME TAXES

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2011, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

The operations carried out in the United States by the Company’s subsidiary are taxed in the United States. With certain limitations, the Company’s Puerto Rico subsidiary receives a credit on its Puerto Rico tax for the federal income tax paid. Also, upon distribution of earnings by the Puerto Rican subsidiary to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings (determined at rates which are normally lower than in Puerto Rico). As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, plus 10% withholding in Puerto Rico from dividends paid to the Puerto Rican subsidiary’s parent, plus federal taxes on operations in the United States.

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

Pharma-Bio and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income which expires for Pharma-Bio in 2025 while for Pharma-IR are available indefinitely.

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

NOTE D – WARRANTS

At April 30, 2011 and October 31, 2010, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	April 30, 2011	October 31, 2010
Investor Warrants A	$1.1000	January 25, 2011	-	3,999,700
Investor Warrants B	$1.6500	January 25, 2011	-	3,999,700
Other Warrants A	$0.0600	January 16, 2014	249,600	249,600
Other Warrants B	$0.0600	January 24, 2014	1,830,991	1,830,991
Warrants Total			2,080,591	10,079,991

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Net income available to common equity holders - used to compute basic and diluted earning per share	$479,692	$46,880	$835,952	$67,339
Weighted average number of common shares - used to compute basic earning per share	20,751,215	20,751,215	20,751,215	20,751,215
Effect of warrants to purchase common stock	1,721,291	1,556,154	1,717,885	1,620,274
Effect of options to purchase common stock	10,924	-	10,268	-
Weighted average number of shares - used to compute diluted earnings per share	22,483,430	22,307,369	22,479,368	22,371,489

Options for the purchase of 374,885 shares of common stock for the three-month and six-month periods ended in April 30, 2011 and 2010, were not included in computing diluted earnings per share because their effects were antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and six-month periods ended April 30, 2011 and 2010. During the three months ended April 30, 2011, revenues from these customers were 20.4%, 15.3%, and 12.7%, or a total of 48.4%, as compared to the same period last year for 0.0%, 19.4%, and 12.4%, or a total of 31.8%, respectively. For the six months ended April 30, 2011 revenues from these customers were 20.8%, 16.5%, and 14.5%, or a total of 51.8%, as compared to the same period last year for 0.0%, 21.4%, and 13.1%, or a total of 34.5%, respectively. At April 30, 2011 amounts due from these customers represented 43.7% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and six month periods ended in April 30, 2011 and 2010. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
REVENUES:
Puerto Rico and United States consulting	$3,368,863	$2,004,966	$5,943,608	$3,786,191
Ireland consulting	734,126	540,621	1,445,535	1,122,572
Lab (microbiological and chemical testing)	152,396	149,306	231,191	268,392
Other segments¹	331,419	78,711	559,141	153,188
Total consolidated revenues	$4,586,804	$2,773,604	$8,179,475	$5,330,343

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$790,479	$238,605	$1,322,941	$382,190
Ireland consulting	(45,527)	(48,424)	35,366	(12,249)
Lab (microbiological and chemical testing)	(73,059)	(119,111)	(217,103)	(237,489)
Other segments¹	67,225	10,605	118,856	3,364
Total consolidated income before taxes	$739,118	$81,675	$1,260,060	$135,816

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2011 and October 31, 2010, and related depreciation and amortization expense for the three and six months ended April 30, 2011 and 2010, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 150 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

During fiscal 2006 and 2008, respectively, we expanded the markets we serve from Puerto Rico to the United States and Ireland. Our Ireland operation, with an Ireland-based management team reporting to our headquarters, by fiscal year 2010 achieved a $1.2 million revenue growth and has established a network of potential key customers and contacts that serve as the base for our future sales target and opportunities. We are also further expanding our United States market.

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

In line with the strategy to penetrate the United States market, on September 1, 2010, we obtained the annual renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico.

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

Mostly triggered by favorable gains in the United States consulting market, our first six months for fiscal year 2011 experienced a positive turnaround when compared to the same period last fiscal year. Except for the Lab which sustained a decline in revenues, while we continue our efforts to broaden its customer base, other Company divisions sustained minor revenue gains or remained constant. Total net revenues increased by approximately $2.8 million, when compared to the same period last year. We continued our strategies to adjust our pricing and gross margin structure, and aligned/increased our operations support to follow the favorable revenue trend. These factors have led our six months ended April 30, 2011 net income to be approximately $0.8 million, an increase of $0.7 million or an increase in profit margin of 8.9 percentage points when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2011 and 2010, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2011		2010		2011		2010
Puerto Rico	$2,270	49.5%	$1,922	69.3%	$4,109	50.2%	$3,628	68.1%
United States	1,583	34.5%	311	11.2%	2,625	32.1%	580	10.9%
Ireland	734	16.0%	541	19.5%	1,445	17.7%	1,122	21.0%
	$4,587		$2,774		$8,179		$5,330

Weak economies where we do business and worldwide industry consolidations were unfavorable factors which affected fiscal year 2010. These factors and the potential impact over the industry of the recently enacted US health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2011 and 2010, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2011		2010		2011		2010
Revenues	$4,587	100.0%	$2,774	100.0%	$8,179	100.0%	$5,330	100.0%
Cost of services	3,042	66.3%	2,017	72.7%	5,458	66.7%	3,822	71.7%
Gross profit	1,545	33.7%	757	27.3%	2,721	33.3%	1,508	28.3%
Selling, general and administrative costs	808	17.6%	678	24.4%	1,467	17.9%	1,380	25.9%
Interest expense	2	0.0%	1	0.0%	3	0.0%	3	0.1%
Interest income	4	0.0%	4	-0.1%	9	0.0%	9	-0.2%
Gain on disposition of property	-	0.0%	-	0.0%	-	0.0%	2	0.0%
Income before income taxes	739	16.1%	82	3.0%	1,260	15.4%	136	2.5%
Income tax expense	259	5.6%	35	1.3%	424	5.2%	69	1.3%
Net income	480	10.5%	47	1.7%	836	10.2%	67	1.2%

Revenues. Revenues for the three and six months ended April 30, 2011 were $4.6 and $8.2 million, an increase of approximately $1.8 and $2.9 million or 65% and 53%, respectively, when compared to the same periods last year. This improvement is mainly attributable to $1.3 and $2.0 million gains in the United States market for the three-month and six-month periods ended April 30, 2011, respectively.  The additional increase is distributed almost evenly between the Puerto Rico, Ireland and Integratek divisions.

The increase in the United States, Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of the divisions.

Cost of Services; gross margin. The overall gross margin for the three-month and six-month periods ended in April 30, 2011 reflected a gross margin net gain of 6.4 and 5.0 percentage points, respectively, when compared to the same periods last year. The net increase is mainly attributable to project gains attained in the consulting business, partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six month periods ended April 30, 2011 were approximately $0.8 and $1.5 million, respectively, an increase of $0.1 million for each period, over the same periods last year. The investment is intended to support the favorable net revenue trend.

Income Taxes Expense. The increase in income taxes expense is attributable to the increase of income before income tax. The statutory income tax rate differs to the effective rate mainly due to income tax permanent differences between financial and taxable book income.

Net Income. Our net income for the three and six month periods ended April 30, 2011 was approximately $0.5 million and $0.8 million, respectively, an increase of $0.4 million and $0.7 million or an increase in profit margin of 8.8 and 8.9 percentage points, respectively, when compared with the same periods last year.

For the three months ended in April 30, 2011, earnings per common share basic and diluted were $0.023 and $0.021, respectively, an improvement of $0.021 and $0.019, respectively, when compared to the same period last year. For the six months period ended in April 30, 2011, earnings per common share basic and diluted were $0.040 and $0.037, respectively, a gain of $0.037 and $0.034, respectively, when compared to the same period last year.

Our net income improvement is attributable mainly to the increase in overall gross margin, offset by a minor increase in selling general and administrative expenses, and by the increase of income tax expense due to the increase in taxable income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2011, we have generated a working capital increase of approximately $0.9 million.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2011.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Dated: June 14, 2011