Form 10-Q
period 2011-07-31
Pharma-Bio Serv, Inc.
filed 2011-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, # 6 Road 696 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 787-278-2709

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of September 9, 2011 was 20,758,695.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2011

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1 –	Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended July 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2011 and 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4 –	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 –	Legal Proceedings	18

Item 6 –	Exhibits	18

SIGNATURES		19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2011*	October 31, 2010**
ASSETS
Current assets
Cash and cash equivalents	$3,588,049	$2,317,168
Marketable securities	95,000	95,000
Accounts receivable	4,117,647	2,520,407
Other	414,085	270,827
Total current assets	8,214,781	5,203,402

Property and equipment	1,240,514	1,321,258
Other assets	20,207	33,364
Total assets	$9,475,502	$6,558,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$30,477	$18,227
Accounts payable and accrued expenses	1,474,259	1,205,576
Income taxes payable	449,191	210,911
Total current liabilities	1,953,927	1,434,714

Obligations under capital leases	100,273	53,839
Total liabilities	2,054,200	1,488,553

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695 and 20,751,215 shares at July 31, 2011 and October 31, 2010, respectively	2,076	2,075
Additional paid-in capital	652,384	645,886
Retained earnings	6,775,281	4,440,728
Accumulated other comprehensive loss	(8,439)	(19,218)
Total stockholders' equity	7,421,302	5,069,471
Total liabilities and stockholders' equity	$9,475,502	$6,558,024
____________
*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
REVENUES	$5,517,832	$2,926,207	$13,697,307	$8,256,550

COST OF SERVICES	3,518,328	2,037,708	8,976,795	5,860,133

GROSS PROFIT	1,999,504	888,499	4,720,512	2,396,417

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	831,925	683,470	2,298,651	2,064,029

INCOME FROM OPERATIONS	1,167,579	204,759	2,421,861	332,388

OTHER INCOME (EXPENSE):
Interest expense	(2,575)	(1,497)	(5,916)	(4,194)
Interest income	5,330	2,969	14,449	11,933
Gain on disposition of property and equipment	-	-	-	1,920
	2,755	1,472	8,533	9,659

INCOME BEFORE TAXES	1,170,334	206,231	2,430,394	342,047

INCOME TAXES EXPENSE (BENEFIT)	(328,268)	84,822	95,840	153,299

NET INCOME	$1,498,602	$121,409	$2,334,554	$188,748

BASIC EARNINGS PER COMMON SHARE	$0.072	$0.006	$0.112	$0.009

DILUTED EARNINGS PER COMMON SHARE	$0.067	$0.005	$0.104	$0.008

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,754,954	20,751,215	20,752,475	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,515,391	22,442,800	22,500,875	22,371,847

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,498,602	$121,409	$2,334,554	$188,748
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on disposition of property and equipment	-	-	-	(1,920)
Stock-based compensation	2,166	4,830	6,498	33,548
Depreciation and amortization	77,895	79,523	226,736	242,312
(Increase) decrease in accounts receivable	(145,283)	(849,220)	(1,566,249)	(701,547)
(Increase) decrease in other assets	(198,165)	(65,840)	(131,547)	26,759
(Decrease) increase in liabilities	(180,935)	123,108	477,433	186,656
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,054,280	(586,190)	1,347,425	(25,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,549)	(7,562)	(68,764)	(27,617)
NET CASH USED IN INVESTING ACTIVITIES	(2,549)	(7,562)	(68,764)	(27,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(7,976)	(11,751)	(17,791)	(38,378)
NET CASH USED IN FINANCING ACTIVITIES	(7,976)	(11,751)	(17,791)	(38,378)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,695)	(14,653)	10,011	(31,309)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,035,060	(620,156)	1,270,881	(122,748)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,552,989	2,549,282	2,317,168	2,051,874

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,588,049	$1,929,126	$3,588,049	$1,929,126
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$52,200	$6,025	$67,668
Interest	$2,575	$1,497	$5,628	$4,194

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$49,128	$576	$73,799	$4,030
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$76,475	$31,918
Property and equipment with accumulated depreciation of $12,355 disposed during the nine month period ended in July 31, 2010	$-	$-	$-	$33,695

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2011
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2010 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.

The accompanying financial data as of July 31, 2011, and for the three-month and nine-month periods ended July 31, 2011 and 2010 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2010.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 6% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 4% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2011, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2011 and October 31, 2010, the accumulated depreciation and amortization amounted to $1,175,177 and $950,107, respectively.

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

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at the grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. The Company has not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2010 condensed consolidated financial statements to conform them to the July 31, 2011 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At July 31, 2011, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

The primary objectives of the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of July 31, 2011, the Company believes that the cost base for its available-for-sale securities is recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a new Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“Act 73 Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Act 73 Grant is effective as of the Company’s Fiscal Year 2010 (November 1, 2009) and covers a fifteen year period. As a condition to obtaining the new grant, the Company surrendered its prior grant obtained on July 2008 for Pharma-Bio and Pharma-PR, which was granted under Act No. 135 of December 2, 1997 (“Act 135 Grant”). The Act 73 Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Both grants established a threshold (“Baseline”) on the Industrial Development Income subject to the favorable income tax rates. The Baselines of activities covered under the old Act 135 Grant were reduced with the new Act 73 Grant; also the new Baselines are now gradually reduced to zero within a four year term. In addition, income tax rates “under” and “above” the new Baselines were significantly reduced in the Act 73 Grant. New activities covered under the new Act 73 Grant are not subject to a Baseline and are allowed a four year gradual phase-in to the favorable fixed Act 73 income tax rate.  For the three-month and nine-month periods ended in July 31, 2011, the adoption of the Act 73 Grant triggered favorable adjustments to income tax expense in the aggregate amount of approximately $513,000 ($204,000 attributable to Fiscal Year 2010 and $309,000 attributable to Fiscal Year 2011).

The operations carried out in the United States by the Company’s subsidiaries are taxed in the United States. With certain limitations, the Company’s Puerto Rico subsidiaries receive a credit on its Puerto Rico tax for the federal income tax paid. Also, upon distribution of earnings by the Puerto Rican subsidiaries to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings (determined at rates which are normally lower than in Puerto Rico). As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, plus 10% withholding in Puerto Rico from dividends paid to the Puerto Rican subsidiary’s parent, plus federal taxes on operations in the United States.

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

NOTE D – WARRANTS

At July 31, 2011 and October 31, 2010, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	July 31, 2011	October 31, 2010
Investor Warrants A	$1.1000	January 25, 2011	-	3,999,700
Investor Warrants B	$1.6500	January 25, 2011	-	3,999,700
Other Warrants A	$0.0600	January 16, 2014	240,800	249,600
Other Warrants B	$0.0600	January 24, 2014	1,830,991	1,830,991
Warrants Total			2,071,791	10,079,991

In July 2011, a total of 8,800 “Other Warrants A” to purchase shares of common stock were converted to 7,480 shares of common stock pursuant to the cashless exercise provisions of the warrants.

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
Net income available to common equity holders - used to compute basic and diluted earning per share	$1,498,602	$121,409	$2,334,554	$188,748
Weighted average number of common shares - used to compute basic earning per share	20,754,954	20,751,215	20,752,475	20,751,215
Effect of warrants to purchase common stock	1,743,768	1,691,585	1,733,679	1,620,632
Effect of options to purchase common stock	16,669	-	14,721	-
Weighted average number of shares - used to compute diluted earnings per share	22,515,391	22,442,800	22,500,875	22,371,847

Options for the purchase of 374,885 shares of common stock for the three-month and nine-month periods ended in July 31, 2011 and 2010, were not included in computing diluted earnings per share because their effects were antidilutive.

In June 2011, the Company obtained a new tax grant from PRIDCO which generated favorable adjustments to income tax expense, and accordingly to net income. These non-recurring adjustments had the aggregate effect of increasing net income for the three and nine month periods ended in July 31, 2011 by approximately $513,000 ($204,000 attributable to Fiscal Year 2010 and $309,000 attributable to Fiscal Year 2011), and increased earnings per share basic and diluted by $0.025 and $0.023, respectively.

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States and Ireland. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to three and two customers in the three-month and nine-month periods ended July 31, 2011 and 2010, respectively, which accounted for 10% or more of its revenues during these periods. During the three months ended July 31, 2011, revenues from these customers were 16.1%, 15.9%, and 11.9%, or a total of 43.9%, as compared to the same period last year for 0.0%, 21.4%, and 16.4%, or a total of 37.8%, respectively. For the nine months ended July 31, 2011, revenues from these customers were 19.0%, 16.3%, and 13.5%, or a total of 48.8%, as compared to the same period last year for 0.0%, 21.4%, and 14.2%, or a total of 35.6%, respectively. At July 31, 2011, amounts due from these customers represented 39.8% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and nine month periods ended in July 31, 2011 and 2010. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
REVENUES:
Puerto Rico and United States consulting	$4,051,197	$2,043,428	$9,994,805	$5,829,619
Ireland consulting	859,601	600,616	2,305,136	1,723,188
Lab (microbiological and chemical testing)	312,598	237,939	543,789	506,331
Other segments¹	294,436	44,224	853,577	197,412
Total consolidated revenues	$5,517,832	$2,926,207	$13,697,307	$8,256,550

INCOME (LOSS) BEFORE TAXES:
Puerto Rico and United States consulting	$1,171,516	$236,656	$2,494,457	$618,846
Ireland consulting	(10,565)	16,607	24,801	4,358
Lab (microbiological and chemical testing)	(12,164)	(23,745)	(229,267)	(261,234)
Other segments¹	21,547	(23,287)	140,403	(19,923)
Total consolidated income before taxes	$1,170,334	$206,231	$2,430,394	$342,047

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2011 and October 31, 2010, and related depreciation and amortization expense for the three and nine months ended July 31, 2011 and 2010, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

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

In line with the strategy to penetrate the United States market, on September 1, 2011, we obtained the annual renewal certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a new Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“Act 73 Grant”) from the Puerto Rico Industrial Development Company (“PRIDCO”). The Act 73 Grant is effective as of our past Fiscal Year 2010 (November 1, 2009) and covers a fifteen year period. This new grant substitutes our prior grant under the Puerto Rico Act No. 135 of December 2, 1997, as amended. The Act 73 Grant provides relief on various Puerto Rico taxes, and significantly reduces our Puerto Rico effective income tax rate. In addition, it triggered non-recurring favorable adjustments booked in the three-month and nine-month periods ended in July 31, 2011 in the aggregate amount of $0.5 million ($0.2 million attributable to Fiscal Year 2010 and $0.3 million attributable to Fiscal Year 2011).

Mostly triggered by favorable gains in the United States and Puerto Rico consulting markets, our nine-month period ended July 31, 2011 experienced a positive turnaround when compared to the same period last fiscal year. Other Company divisions sustained minor revenue gains or remained constant. During the nine-month period ended July 31, 2011, total net revenues increased by approximately $5.4 million, when compared to the same period last year. We continued our strategies to adjust our pricing and gross margin structure, and aligned/increased our operations support to follow the favorable revenue trend. In addition, we continued our efforts to broaden the Lab’s customer base. These factors, and the favorable adjustments on income tax savings related to the new Act 73 Grant, have led our nine months ended July 31, 2011 net income to be approximately $2.3 million, an increase of $2.1 million or an increase in profit margin of 14.8 percentage points when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2011 and 2010, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2011		2010		2011		2010
Puerto Rico	$3,064	55.5%	$1,940	66.3%	$7,173	52.4%	$5,567	67.4%
United States	1,594	28.9%	386	13.2%	4,219	30.8%	966	11.7%
Ireland	860	15.6%	600	20.5%	2,305	16.8%	1,723	20.9%
	$5,518		$2,926		$13,697		$8,256

Weak economies where we do business and worldwide industry consolidations were unfavorable factors which affected fiscal year 2010. These factors and the potential impact over the industry of the recently enacted US health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws, US health care reform and worldwide industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2011 and 2010, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2011		2010		2011		2010
Revenues	$5,518	100.0%	$2,926	100.0%	$13,697	100.0%	$8,256	100.0%
Cost of services	3,518	63.7%	2,038	69.7%	8,977	65.5%	5,860	71.0%
Gross profit	2,000	36.3%	888	30.3%	4,720	34.5%	2,396	29.0%
Selling, general and administrative costs	832	15.1%	683	23.3%	2,298	16.8%	2,064	25.0%
Interest expense	3	0.1%	2	0.1%	6	0.1%	4	0.0%
Interest income	5	-0.1%	3	-0.1%	14	-0.1%	12	-0.1%
Gain on disposition of property	-	0.0%	-	0.0%	-	0.0%	2	0.0%
Income before income taxes	1,170	21.2%	206	7.0%	2,430	17.7%	342	4.1%
Income taxes (net of tax grant benefit adjustment in fiscal year 2011)	(328)	-5.9%	85	2.9%	96	0.7%	153	1.9%
Net income	1,498	27.1%	121	4.1%	2,334	17.0%	189	2.2%

Revenues. Revenues for the three and nine months ended July 31, 2011 were $5.5 and $13.7 million, an increase of approximately $2.6 and $5.4 million or 89% and 66%, respectively, when compared to the same periods last year. This improvement is mainly attributable to $2.0 and $4.3 million gain in the United States and Puerto Rico consulting markets for the three-month and nine-month periods ended July 31, 2011, respectively. The additional increase is distributed almost evenly between the Ireland and Integratek divisions.

The increase in the United States, Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross margin. The overall gross margin for the three-month and nine-month periods ended in July 31, 2011 reflected a gross margin net gain of 6.0 and 5.5 percentage points, respectively, when compared to the same periods last year. The net increase is mainly attributable to project gains attained in the consulting business (mostly influenced by major customers), partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine month periods ended July 31, 2011 were approximately $0.8 and $2.3 million, respectively, an increase of $0.2 million for each period, over the same periods last year. The investment is intended to support the favorable net revenue trend.

Income Taxes Expense. Savings are attributable to the Puerto Rico new tax grant, which significantly reduced the effective income tax rates for the Puerto Rico operation. In addition, the new tax Grant triggered favorable non-recurring adjustments booked in the three-month and nine-month periods ended in July 31, 2011 in the aggregate amount of $0.5 million ($0.2 million attributable to Fiscal Year 2010 and $0.3 million attributable to Fiscal Year 2011).

Net Income. Our net income for the three and nine month periods ended July 31, 2011 was approximately $1.5 million and $2.3 million, respectively, an increase of $1.4 million and $2.1 million, respectively, or an increase in profit margin of 23.0 and 14.8 percentage points, respectively, when compared with the same periods last year.

For the three months ended in July 31, 2011, earnings per common share basic and diluted were $0.072 and $0.067, respectively, an increase of $0.066 and $0.062, respectively, when compared to the same period last year. For the nine months period ended in July 31, 2011, earnings per common share basic and diluted were $0.112 and $0.104, respectively, an increase of $0.103 and $0.096, respectively, when compared to the same period last year.

The adjustments related to the adoption of the Act 73 Grant had the aggregate effect of increasing net income for the three and nine month periods ended in July 31, 2011 by approximately $0.5 million ($0.2 million attributable to Fiscal Year 2010 and $0.3 million attributable to Fiscal Year 2011), and increasing earnings per share basic and diluted by $0.025 and $0.023, respectively.

Our net income improvement is attributable mainly to the increase in overall gross margin, the savings obtained by the new Act 73 Grant, offset by a minor increase in selling general and administrative expenses.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2011, we have generated a working capital increase of approximately $2.5 million, when compared as of October 31, 2010.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Management believes that based on the current level of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2011.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2011 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

ITEM 6.  EXHIBITS

(a) Exhibits:

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
———————
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: September 14, 2011	By:	/s/ Elizabeth Plaza
Elizabeth Plaza,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Pedro J. Lasanta
Pedro J. Lasanta,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)