Form 10-K
period 2011-10-31
Pharma-Bio Serv, Inc.
filed 2012-01-30
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2011 (the last business day of the second quarter of the registrant’s current fiscal year), was $3,142,770.10.

The number of shares of the registrant’s common stock outstanding as of January 27, 2012 was 20,758,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2011

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

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709. The financial information about our reporting segments appear in Note L to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 180 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide services such as those performed by our microbiological testing laboratory facility, our information technology service division, Integratek, and our technical training division, Pharma Serv Academy.

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

We believe the most significant factors to achieving future business growth includes our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced professionals; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe and possibly other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients. Our business is affected to the extent current economic downturn affects the decision of our clients and potential clients to establish operations or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 94% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 2% of total revenues), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 4% of total revenues) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

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

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which serves mainly the United States market. We host our U.S. market expansion plans from this organization.

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

2011 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 1, 2011 we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 1, 2012.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 25 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities in Puerto Rico, United States, Europe and other marketplaces. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting and laboratory testing services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of professionals or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2011 and 2010. During the years ended October 31, 2011 and 2010, these customers accounted for, in the aggregate, 47% and 37% of total revenue, respectively. In December 2011, a customer vendor management program administrator, which is also a competitor of ours, for a major customer of Pharma-IR which represented 15% of the Company’s total consolidated revenue for fiscal year 2011, communicated its intent to place Pharma-IR in a probation/review period of approximately eight weeks starting at some point of time on January 2012. Among others, the administrator requested the decrease of billable margins to an already reduced billing structure and the level of service be improved. Although we are confident that we will vigorously react to the request, the final outcome and the eventual financial impact to the Company, if any, are uncertain at this point of time. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico, United States and Europe markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe that we enjoy significant competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (19 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have presence in the markets we are pursuing.

The market of qualified and experienced professionals that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel we market our name recognition in the Puerto Rico market, the recent successes in the United States market, our reputation with our client, salary and benefit package, company stock options and a low turnover of qualified employees.

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

EMPLOYEES

We approximately employ 125 employees, all of which are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Elizabeth Plaza	48	President, Chairman of the Board and Director
Nélida Plaza	44	President of Puerto Rico Operations and Secretary
Pedro J. Lasanta	52	Chief Financial Officer and Vice President - Finance and Administration

Elizabeth Plaza has been the president and sole director of Pharma-PR since 1997, when the Company was incorporated after operating as a sole proprietorship since 1993, and she has been our president and chief executive officer since January 25, 2006. Ms. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year. She is member of the US Department of Commerce National Advisory Council on Minority Business Enterprise and is also member of the Board for the Puerto Rico Commerce & Export Company.

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

RisksThat Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, United States and Europe, any changes in that industry or in those markets could impair our ability to generate revenue and realize a profit.

Since most of our business is performed in Puerto Rico, United States and Europe, for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting those markets.  For example, changes in tax laws or regulatory, political or economic conditions, which discourage businesses from operating in the markets we serve, which affect the need for services such as those provided by us, could impair our ability to generate revenue and realize a profit.

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

The impact of the Act, if any, over the industry and its willingness to do business in Puerto Rico continues to be uncertain. Consequently, our ability to generate revenue in Puerto Rico may be impaired.

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

Companies in the pharmaceutical and related industries for which we perform service are subject to economic pressures, which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve entirely, which could significantly impair our ability to generate revenue.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2011 and 2010, a very small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2011 and 2010, three customers accounted for, in aggregate, approximately 47% and 37% of total revenue, respectively.

The loss of, or significant reduction in the scope of work performed for, or any significant change in the financial terms related to, any major customer, could impair our ability to operate profitably. We cannot assure that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza.  These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provides for a renewal option under the same terms and will come effective February 2012 for a period of five additional years.

Effective November 2011, the Company renegotiated with the landlord the lease for the US consulting office facilities located in Plymouth, Pennsylvania. This three-year term lease was due to expire in February 2013 and had $2,100 in monthly rental payments. Under the renegotiation the original lease was cancelled and a new lease was executed for a larger and better located facility, also in Plymouth, Pennsylvania. The new lease is for a five-year term with monthly rental payments of $6,282 for the first three years. Thereafter, the lease will increase four percent every year, including the five-year renewal option, if executed.

Our Ireland consulting office facilities are located in Cork, Ireland. Currently, the facilities are under a month-to-month lease with monthly payments of approximately $900.

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

Quarter Ending	High Bid	Low Bid
January 31, 2010	$0.48	$0.16
April 30, 2010	0.35	0.10
July 31, 2010	0.37	0.22
October 31, 2010	0.32	0.23
January 31, 2011	0.35	0.26
April 30, 2011	0.40	0.30
July 31, 2011	0.43	0.20
October 31, 2011	0.78	0.37

On January 26, 2012, the closing price of our common stock on the Over the Counter Bulletin Board was $0.72 per share and there were approximately 80 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	454,585	$0.5974	2,045,415
Equity compensation plans not approved by security holders	1,830,991	$0.0600	16,500

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 180 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, United States and Ireland and continue to pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/trainings to the industry.

The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers services to our core industries already serviced as well as the cosmetic and food industries.

We also provide technical seminars/trainings that incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which include resources of our own, provide these seminars/trainings to the industry through our “Pharma Serv Academy” division. These services are provided in the markets we currently serve, as well as others, and position our Company as a key leader in the industry.

Our information technology services and consulting division based in Puerto Rico (“Integratek”) provide a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others. Integratek is a Microsoft Certified Partner and a reseller for technology products from leading vendors in the market.

In line with the strategy to further penetrate the United States and Puerto Rico markets, we submit annually for renewal the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). This certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico.

Fiscal year 2011 has been a year of challenges and opportunities for the Company. Among others, industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, customers’ price sensitive procurement processes, and the local and global economies recession continue to be factors and uncertainties that affect our business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise.

During fiscal year 2011, we have seen a contraction of the pharmaceutical industry, consequently various competitors are no longer active and industry resources are more readily available. Furthermore, we believe the additional regulatory oversight of the pharmaceutical industry as imminent. To date, we have been able to capitalize on the related challenges and opportunities in the United States and Puerto Rico consulting markets, in which revenues have increased by $4.4 million and $2.6 million, respectively, as compared to last fiscal year. Accordingly, for fiscal year 2012 we have aligned and increased our business development and operations support to follow the consulting business favorable revenue trend. For fiscal year 2011, other Company divisions sustained minor revenue gains or remained constant, when compared to last year.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a new Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“Act 73 Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Act 73 Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. For fiscal year 2011 and 2010, the adoption in fiscal year 2011 of the Act 73 Grant triggered Puerto Rico income tax savings in the aggregate amount of approximately $900,000 ($200,000 pertaining to fiscal year 2010).

For the year ended in October 31, 2011, our total net revenues increased by approximately $8.5 million, or 75%, when compared to last year. We have realigned our business strategies, and increased our business development and operations support to follow the favorable revenue trend. In addition, we have continued our efforts to broaden the Lab’s customer base. These factors, and the favorable adjustments on income tax savings related to the Act 73 Grant, have led our year ended October 31, 2011 net income to be approximately $3.2 million, an increase of $2.8 million, or an increase in profit margin of 12.5 percentage points when compared with last year.

The following table sets forth information as to our revenue for the years ended October 31, 2011 and 2010, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2011		2010
Puerto Rico	$10,743	53.9%	$7,532	66.4%	%
United States	5,868	29.4%	1,423	12.5%	%
Europe	3,322	16.7%	2,391	21.1%
	$19,933	100.0%	$11,346	100.0%	%

Looking forward to our challenges for fiscal year 2012, in December 2011,  a customer vendor management program administrator, who is also a competitor of ours, for a major customer of Pharma-IR which represented 15% of the Company’s total consolidated revenue for fiscal year 2011, communicated its intent to place Pharma-IR in a probation/review period of approximately eight weeks starting at some point of time on January 2012. Among others, the administrator requested the decrease of billable margins to an already reduced billing structure and the level of service be improved. The final outcome and the eventual financial impact to the Company, if any, are uncertain at this point of time.

In addition, weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the recently enacted US health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154 which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2011 and 2010, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2011		2010
Revenues	$19,933	100.0%	$11,346	100.0%
Cost of services	13,072	65.6%	7,953	70.1%
Gross profit	6,861	34.4%	3,393	29.9%
Selling, general and administrative costs	3,409	17.1%	2,783	24.5%
Other income, net	12	0.0%	11	0.1%
Income before income taxes	3,464	17.3%	621	5.5%
Income tax expense	305	1.5%	249	2.2%
Net income	3,159	15.8%	372	3.3%

Revenues. Revenues for the year ended October 31, 2011 were $19.9 million, an increase of approximately $8.5 million, or 75%, when compared to last year. This improvement is mainly attributable to $4.4 and $2.6 million gain in the United States and Puerto Rico consulting markets, respectively. The additional increase is distributed almost evenly between the Ireland and Integratek divisions.

The increase in the United States, Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross margin. The overall gross margin for the year ended in October 31, 2011 reflected a gross margin net gain of 4.5 percentage points, when compared to last year. The net increase is mainly attributable to project gains attained in the consulting business (mostly influenced by major customers), partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2011 were approximately $3.4 million, a net increase in expenses of approximately $0.6 million as compared to last year. Business development and operations support expenses were increased to follow the consulting business favorable revenue trend.

Income Taxes Expense. Savings on the effective income tax rate are attributable to the Puerto Rico new tax grant, which significantly reduced the effective income tax rates for the Puerto Rico operation. In addition, the new tax Grant triggered favorable non-recurring adjustments booked in the year ended in October 31, 2011 in the aggregate amount of $0.2 million which is attributable to Fiscal Year 2010.

Net Income. Our net income for year ended October 31, 2011 was approximately $3.2 million, an increase of $2.8 million, or an increase in profit margin of 12.5 percentage points, when compared with the same period last year.

For the year ended October 31, 2011, earnings per common share basic and diluted were $0.152 and $0.140, respectively, an increase of $0.134 and $0.123 per share, respectively, when compared to last year.

The non-recurring adjustment booked in the year ended October 31, 2011, related to the adoption of the Act 73 Grant, had the aggregate effect of increasing earnings per share basic and diluted by $0.010.

Our net income improvement is attributable mainly to the increase in overall gross margin, the savings obtained by the new Act 73 Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2011, we generated a working capital increase of approximately $3.3 million.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Management believes that based on the current level of operations and cash flows from operations, the collectibility of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2011.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 94% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 4% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. By the end of fiscal year 2011, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

New Accounting Standards

Recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.
•	Puerto Rico government enacted ACT 74 of October 22, 2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.
•	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.
•	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.
•	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.
•
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

•	We may be unable to pass on increased labor costs to our clients.
•	Consolidation in the pharmaceutical industry may have a harmful effect on our business.
•	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
•	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
•	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.
•	We may be held liable for the actions of our employees or contractors when on assignment.
•	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
•	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
•	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
•	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States and Ireland.

•	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.
•	If we make any acquisitions, they may disrupt or have a negative impact on our business.
•	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
•	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
•	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2011, based on the specified criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006
4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006
4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006
4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006
4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009
10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008
10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009
10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009
10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009

10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010
10.9	Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	7/8/2010
10.10	Sixth Employment Agreement Amendment, effective as of August 23, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	8/27/10
10.11	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006
10.12	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nelida Plaza.	8-K	000-50956	10.4	3/17/2009
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nelida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.15	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.16	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009
10.17	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.20	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
10.21	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006
10.22	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006
10.23	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
________
*   Filed herewith
**  Furnished herewith
*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibits 10.4 through 10.18 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 30, 2012	By:	/s/ ELIZABETH PLAZA
Name: Elizabeth Plaza
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Plaza	President, Chief Executive Officer and Director	January 30, 2012
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 30, 2012
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 30, 2012
Kirk Michel

/s/ Howard Spindel	Director	January 30, 2012
Howard Spindel

/s/ Dov Perlysky	Director	January 30, 2012
Dov Perlysky

/s/ Irving Wiesen	Director	January 30, 2012
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. as of October 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 30, 2012
Puerto Rico Society of Certified Public Accountants
Stamp number 2628588 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2011 and 2010

	October 31,
	2011	2010
ASSETS:
Current assets
Cash and cash equivalents	$4,316,725	$2,317,168
Marketable securities	95,000	95,000
Accounts receivable	4,864,616	2,520,407
Other	331,441	270,827
Total current assets	9,607,782	5,203,402

Property and equipment	1,216,111	1,321,258
Other assets	28,306	33,364
Total assets	$10,852,199	$6,558,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities
Current portion-obligations under capital leases	$31,142	$18,227
Accounts payable and accrued expenses	1,941,658	1,205,576
Income taxes payable	550,837	210,911
Total current liabilities	2,523,637	1,434,714

Obligations under capital leases	92,237	53,839
Total liabilities	2,615,874	1,488,553

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695 and 20,751,215 shares in 2011 and 2010, respectively	2,076	2,075
Additional paid-in capital	654,550	645,886
Retained earnings	7,599,708	4,440,728
Accumulated other comprehensive loss	(20,009)	(19,218)
Total stockholders' equity	8,236,325	5,069,471
Total liabilities and stockholders' equity	$10,852,199	$6,558,024

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2011 and 2010

	Years ended October 31,
	2011	2010
REVENUES	$19,933,182	$11,346,453

COST OF SERVICES	13,072,231	7,953,647

GROSS PROFIT	6,860,951	3,392,806

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,408,953	2,782,916

INCOME FROM OPERATIONS	3,451,998	609,890

OTHER INCOME (EXPENSE):
Interest expense	(6,605)	(5,605)
Interest income	19,709	14,982
(Loss) gain on disposition of property and equipment	(1,324)	1,920
	11,780	11,297

INCOME BEFORE INCOME TAXES	3,463,778	621,187

INCOME TAXES	304,797	249,276

NET INCOME	$3,158,981	$371,911

BASIC EARNINGS PER COMMON SHARE	$0.152	$0.018

DILUTED EARNINGS PER COMMON SHARE	$0.140	$0.017

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	20,754,043	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,554,036	22,377,734

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2011 and 2010

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2009	20,751,215	$2,075	-	$-	$602,508	$4,068,817	$(10,423)	$4,662,977

STOCK-BASED COMPENSATION	-	-	-	-	43,378	-	-	43,378

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	371,911	-	371,911

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(8,795)	(8,795)
OTHER COMPREHENSIVE INCOME								(8,795)
COMPREHENSIVE INCOME								363,116

BALANCE AT OCTOBER 31, 2010	20,751,215	2,075	-	-	645,886	4,440,728	(19,218)	5,069,471

STOCK-BASED COMPENSATION	-	-	-	-	8,664	-	-	8,664

CASHLESS CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	7,480	1	-	-	-	(1)	-	-

COMPREHENSIVE INCOME:
NET INCOME	-	-	-	-	-	3,158,981	-	3,158,981

OTHER COMPREHENSIVE LOSS:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-	-	-	(791)	(791)
OTHER COMPREHENSIVE LOSS								(791)
COMPREHENSIVE INCOME								3,158,190

BALANCE AT OCTOBER 31, 2011	20,758,695	$2,076	-	$-	$654,550	$7,599,708	$(20,009)	$8,236,325

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2011 and 2010

	Years ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,158,981	$371,911
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposition of property and equipment	1,324	(1,920)
Stock-based compensation	8,664	43,378
Depreciation and amortization	320,861	321,713
Increase in accounts receivable	(2,274,869)	(407,868)
(Increase) decrease in other assets	(78,713)	41,809
Increase in liabilities	1,004,025	97,326
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,140,273	466,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(95,000)
Acquisition of property and equipment	(123,511)	(45,429)
Proceeds from sale of property and equipment	400	-
NET CASH USED IN INVESTING ACTIVITIES	(123,111)	(140,429)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(25,162)	(42,714)
NET CASH USED IN FINANCING ACTIVITIES	(25,162)	(42,714)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,557	(17,912)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,999,557	265,294

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,317,168	2,051,874

CASH AND CASH EQUIVALENTS – END OF YEAR	$4,316,725	$2,317,168

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,025	$157,668
Interest	$6,605	$5,605
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $1,887 and $12,355 disposed during the years ended October 31, 2011 and 2010, respectively.	$3,611	$33,695
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$73,671	$71,489
Obligations under capital lease incurred for the acquisition of a vehicle	$76,475	$31,918

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2011 and 2010

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 94% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 4% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. By the end of fiscal year 2011, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Subsequent Events

Other than the disclosures provided under Stock Options and Stock Based Compensation NOTE I, and Concentration of Risk NOTE-J to the consolidated financial statements, the Company has determined that there are no events occurring in this period that required disclosure in or adjustment to the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2010 consolidated financial statements to conform them to the October 31, 2011 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

Recent issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At October 31, 2011 and 2010, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of October 31, 2011, we believe that the cost base for our available-for-sale securities is recoverable in all material respects.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2011 and 2010 consisted of the following:

		October 31,
	Useful life (years)	2011	2010
Vehicles	5	$250,617	$174,142
Leasehold improvements	5-8	598,040	588,358
Computers	3	420,482	386,148
Equipment	3-7	1,036,981	987,172
Furniture and fixtures	10	137,215	120,216
Projects in progress	-	23,524	15,329
Total		2,466,859	2,271,365
Less: Accumulated depreciation and amortization		(1,250,748)	(950,107)
Property and equipment, net		$1,216,111	$1,321,258

NOTE D - OTHER ASSETS

At October 31, 2011 and 2010 non-current other assets included the following:

	October 31,
Intangible assets:	2011	2010
Covenant not to compete (Pharma-PR acquisition), net of accumulated amortization of $100,000 and $98,334 in October 31, 2011 and 2010, respectively	$-	$1,666
Covenant not to compete (Integratek acquisition), net of accumulated amortization of $48,611 and $31,944 in October 31, 2011 and 2010, respectively	1,389	18,056
Total intangible assets net of amortization	1,389	19,722
Other assets	26,917	13,642
Total non-current other assets	$28,306	$33,364

Covenant not to compete (Pharma-PR acquisition) represents the portion of the payment made in connection with the purchase of the Pharma-PR stock that was allocated to a non-competition covenant. Under this agreement, the then sole stockholder of Pharma-PR agreed not to compete with the Company for a period of five years. The covenant not to compete of $100,000 was amortized on the straight-line method over the five-year term of the non-competition covenant.

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

Intangible assets amortization expense for the years ended on October 31, 2011 and 2010 amounted to $18,333 and $36,667, respectively.

NOTE E - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a new Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“Act 73 Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Act 73 Grant is effective as of the Company’s Fiscal Year 2010 (November 1, 2009) and covers a fifteen year period. As a condition to obtaining the new grant, the Company surrendered its prior grant obtained on July 2008 for Pharma-Bio and Pharma-PR, which was granted under Act No. 135 of December 2, 1997 (“Act 135 Grant”). The Act 73 Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Both grants established a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. The Baselines of activities covered under the Act 135 Grant were reduced with the Act 73 Grant; also the new Baselines are now gradually reduced to zero within a four year term. In addition, income tax rates “under” and “above” the new Baselines were significantly reduced in the Act 73 Grant. New activities covered under the new Act 73 Grant are not subject to a Baseline and are allowed a four year gradual phase-in to the favorable fixed Act 73 income tax rate. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

For fiscal year 2011 the various activities covered by the Act 73 Grant were subject to different reduced effective income tax rates for a net aggregate effective income tax rate of 5.5%. Prospectively, by fiscal year 2013 all activities covered under the Act 73 Grant will be subject to the Act 73 reduced fixed income tax rate of 4%, since the gradual phase-in of the fixed income tax rate will be completed and the Baselines will have been reduced to zero.

The adoption of the Act 73 Grant in fiscal year 2011 triggered a favorable non-recurring adjustment to fiscal year 2011 income tax expense in the aggregate amount of approximately $200,000, which is attributable to fiscal year 2010 because of the retroactive nature of Act 73 Grant effective date to November 1, 2009. The non-recurring adjustment had the aggregate effect of increasing earnings per share basic and diluted by $0.010 and $0.009, respectively. Furthermore, approximately $700,000 in savings were obtained in fiscal year 2011 alone, and had the effect of increasing earnings per share basic and diluted by $0.043 and $0.031, respectively.

Puerto Rico operations not covered in the exempt activities of the Grants are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. This maximum rate was subsequently reduced to 30% by the 2011 Puerto Rico Internal Revenue Code, which is effective to the Company on November 1, 2011. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

Also, upon distribution of earnings by the Puerto Rican subsidiaries to its parent those dividends are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings. As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, federal taxes on operations in the United States, plus the earnings distribution tax in Puerto Rico from dividends paid to the Puerto Rican subsidiaries’ parent, and the parent’s federal income tax, if any, incurred upon the subsidiary’s earnings distribution.

Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

As of October 31, 2011 and 2010, the Company has not recognized deferred income taxes on $7,051,084 and $4,701,249 of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $1,110,000 and $520,000 at October 31, 2011 and 2010, respectively.

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2011, and 2010 is as follows:

	October 31,
	2011	2010
United States federal statutory rate	35.0%	35.0%
Non United States earnings invested indefinitely, and Puerto Rico Act 73Tax Grant effect in 2011	(18.6)%	5.5%
Puerto Rico Act 73 Tax Grant effective date backdating for fiscal year 2010	(5.9)%	-
Other, net	(1.7)%	(0.4)%
Effective tax rate	8.8%	40.1%

At October 31, 2011, Pharma-IR has unused operating losses of approximately $341,000 (with no expiration) after considering various timing differences for income tax purposes, which result in a potential deferred tax asset of approximately $43,000. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income indefinitely.

The Company files income tax returns in the U.S. in federal and various states jurisdictions, Puerto Rico and Ireland. The 2006 through 2011 tax years are open and may be subject to potential examination in one or more jurisdictions. Pharma-Bio's fiscal year 2008 federal income tax return is currently under examination by the United States Internal Revenue Service. It is management belief that deficiencies assessed, if any, will not be significant to the Company's financial statements. Currently, the Company has no other federal, state, Puerto Rico or foreign income tax examination.

NOTE F – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $167,363 and $90,888 (accumulated amortization of $52,608 and $25,508) as of October 31, 2011 and 2010, respectively. Amortization expense for vehicles under non-cancelable lease agreements amounted to $27,100 and $22,401 in the years ended October 31, 2011 and 2010, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2011:

Twelve months ending October 31,	Amount
2012	$39,132
2013	39,132
2014	28,885
2015	16,775
2016	16,725
Total future minimum lease payments	140,649
Less: Amount of imputed interest	(17,270)
Present value of future minimum lease payments	123,379
Current portion of obligation under capital leases	(31,142)
Long-term portion	$92,237

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under three different rental agreements.

In February 2007, the Company entered into a lease agreement with an affiliate of the chief executive officer for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The lease agreement is for a term of five years with monthly rental payments of $18,750, $19,687, $20,672, $21,705 and $22,791 for each of the years under the lease. The initial lease agreement term ends in January 2012, and was renewed under the automatic five year-renewal option, which provides yearly increments of five percent. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

Effective November 2011, the Company renegotiated with the landlord the lease for the US office facilities located in Plymouth, Pennsylvania. This three-year term lease was due to expire in February 2013 and had $2,100 in monthly rental payments. Under the renegotiation the original lease was cancelled and a new lease was executed for a larger and better located facility, also in Plymouth, Pennsylvania. The new lease is for a five-year term with monthly rental payments of $6,282 for the first three years. Thereafter the lease will increase four percent every year, including a five-year renewal option, if executed.

The Company maintains office facilities in Cork, Ireland. The facilities are under a month-to-month lease with monthly payments of approximately $900.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2011 are as follows:

Amount
2012	$359,127
2013	373,314
2014	388,211
2015	406,867
2016	426,427
Thereafter	87,262
Total minimum lease payments	$2,041,208

Rent expense during the years ended October 31, 2011 and 2010 was $293,687 and $316,673, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE G – WARRANTS

At October 31, 2011 and 2010, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			October 31,
	Exercise Price	Expire Date	2011	2010
Investor Warrants A	$1.10	January 25, 2011	-	3,999,700
Investor Warrants B	$1.65	January 25, 2011	-	3,999,700
Original Warrants A	$0.06	January 16, 2014	240,800	249,600
Broker Warrants B	$0.06	January 24, 2014	1,830,991	1,830,991
Warrants Total			2,071,791	10,079,991

NOTE H – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2011	2010
Net income available to common equity holders - used to compute basic and diluted earnings per share	$3,158,981	$371,911

Weighted average number of common shares - used to compute basic earnings per share	20,754,043	20,751,215
Effect of warrants to purchase common stock	1,777,681	1,626,519
Effect of options to purchase common stock	22,312	-
Weighted average number of shares - used to compute diluted earnings per share	22,554,036	22,377,734

For the year ended in October 31, 2010, warrants for the purchase of 7,999,400 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 374,585 and 1,267,882 shares of common stock for the years ended in October 31, 2011 and 2010, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The 2005 Plan stock options activity and status for the years ended October 31, 2011 and 2010 was as follows:

	Year ended October 31,
	2011		2010
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,267,882	$0.6942	1,342,913	$0.6833
Granted	40,000	$0.2600	40,000	$0.3400
Exercised	-		-
Expired and/or forfeited	(853,297)	$0.7344	(115,031)	$0.4437
Total outstanding at end of year	454,585	$0.5804	1,267,882	$0.6942

Outstanding exercisable stock options at end of year	424,585	$0.5974	1,154,547	$0.7065

	October 31, 2011		October 31, 2010
Weighted average remaining years in contractual life for:
Total outstanding options	1.7 years		1.0 years
Outstanding exercisable options	1.5 years		0.8 years
Shares of common stock available for issuance pursuant to future stock option grants	2,045,415		1,232,118

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2011	2010
Stock-based compensation expense:
Cost of services	$-	$1,846
Selling, general and administrative	8,664	41,532
Stock-based compensation before tax	8,664	43,378
Income tax benefit	-	-
Net stock-based compensation expense	$8,664	$43,378
Effect on earnings per share:
Basic earnings per share	$(0.001)	$(0.002)
Diluted earnings per share	$(0.001)	$(0.002)

As of October 31, 2011, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $3,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.5 years.

In January 2012, in accordance with the Company's Long-Term Incentive Plan, the Company's Compensation Committee granted a total of 800,000 stock option awards to employees and executives.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2011 and 2010:

	Year ended October 31,
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	74.3%	135.2%
Risk free interest rate	1.0%	1.5%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.1299	$0.2552

As of October 31, 2011, the aggregate intrinsic value of options outstanding was approximately $91,000. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2011 and 2010, no stock options were exercised.

NOTE J - CONCENTRATION OF RISKS

Cash and cash equivalents

Domestic cash deposits are maintained in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. A major portion of our cash deposits are within noninterest bearing bank accounts which have FDIC unlimited insurance coverage until December 2012. Other operational bank deposit balances may exceed federally insured limits for interest-bearing bank accounts. Operational cash deposits in foreign banks of the markets we serve tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2011 or 2010. During the year ended October 31, 2011 revenues from these customers were 18%, 15% and 14%, or a total of 47%, as compared to the same period last year for 1%, 21% and 15%, or a total of 37%, respectively. At October 31, 2011 and 2010 amounts due from these customers represented 35% and 30% of total accounts receivable balance, respectively.

In December 2011, a customer vendor management program administrator, who is also a competitor of ours, for a major customer of Pharma-IR which represented 15% of the Company’s total consolidated revenue for fiscal year 2011, communicated its intent to place Pharma-IR in a probation/review period of approximately eight weeks starting at some point of time on January 2012. Among others, the administrator requested the decrease of billable margins to an already reduced billing structure and the level of service be improved. Based on the administrator’s communication, Pharma-IR will have to accept the proposed billing structure and present a plan for operational improvements. The final outcome and the eventual financial impact to the Company, if any, are uncertain at this point of time.

NOTE K - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Following plan provisions, the Company temporarily suspended contributions to the plan since fiscal year 2009.

NOTE L - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Ireland technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the year ended in October 31, 2011 and 2010. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2011	2010
REVENUES:
Puerto Rico consulting	$9,050,694	$6,470,055
United States consulting	5,868,049	1,422,567
Ireland consulting	3,322,126	2,391,080
Lab (microbiological and chemical testing)	754,814	740,499
Other segments¹	937,499	322,252
Total consolidated revenues	$19,933,182	$11,346,453

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$2,040,994	$1,022,885
United States consulting	1,258,077	(168,883)
Ireland consulting	(71,049)	22,094
Lab (microbiological and chemical testing)	(299,348)	(272,063)
Other segments¹	535,104	17,154
Total consolidated income before taxes	$3,463,778	$621,187

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) and related depreciation and amortization expense for the year ended  October 31, 2011 and 2010, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.