Form 10-K/A
period 2011-10-31
Pharma-Bio Serv, Inc.
filed 2012-01-31
CIK 1304161

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

EXPLANATORY NOTE

Pharma-Bio Serv, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10−K for the fiscal year ended October 31, 2011 ("Form 10−K") for the sole purpose of furnishing XBRL interactive data files with the correct entity public float and entity common stock, shares outstanding numbers.  The original Form 10-K was filed with the Securities and Exchange Commission on January 30, 2012.

No other changes have been made to the Form 10−K. This Form 10−K/A speaks as of the original filing date of the Form 10−K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10−K.

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
________
*   Previously filed with the Form 10-K, filed on January 30, 2012.
**  Previously furnished with the Form 10-K, filed on January 30, 2012.
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

PHARMA-BIO SERV, INC.

Dated : January 31, 2012	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Title: Chief Financial Officer (Authorized Officer, Principal Financial and Accounting Officer)