Form 10-Q
period 2012-01-31
Pharma-Bio Serv, Inc.
filed 2012-03-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of March 14, 2012 was 20,758,695.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2012*	October 31, 2011**

ASSETS:
Current assets
Cash and cash equivalents	$4,168,789	$4,316,725
Marketable securities	95,000	95,000
Accounts receivable	5,746,945	4,864,616
Other	289,019	331,441
Total current assets	10,299,753	9,607,782

Property and equipment	1,145,717	1,216,111
Other assets	24,501	28,306
Total assets	$11,469,971	$10,852,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$31,810	$31,142
Accounts payable and accrued expenses	1,704,509	1,941,658
Income taxes payable	326,875	550,837
Total current liabilities	2,063,194	2,523,637

Obligations under capital leases	84,032	92,237
Total liabilities	2,147,226	2,615,874

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695	2,076	2,076
Additional paid-in capital	656,716	654,550
Retained earnings	8,746,242	7,599,708
Accumulated other comprehensive loss	(82,289)	(20,009)
Total stockholders' equity	9,322,745	8,236,325
Total liabilities and stockholders' equity	$11,469,971	$10,852,199

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2012	2011
REVENUES	$6,359,891	$3,592,671

COST OF SERVICES	4,113,246	2,416,663

GROSS PROFIT	2,246,645	1,176,008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	884,700	658,481

INCOME FROM OPERATIONS	1,361,945	517,527

OTHER INCOME (EXPENSE):
Interest expense	(2,247)	(1,350)
Interest income	3,784	4,765
Gain on disposition of property and equipment	190	-
	1,727	3,415

INCOME BEFORE TAXES	1,363,672	520,942

INCOME TAXES EXPENSE	217,138	164,682

NET INCOME	$1,146,534	$356,260

BASIC EARNINGS PER COMMON SHARE	$0.055	$0.017

DILUTED EARNINGS PER COMMON SHARE	$0.050	$0.016

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,758,695	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,749,156	22,473,941

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,146,534	$356,260
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposition of property and equipment	(190)	-
Stock-based compensation	2,166	2,166
Depreciation and amortization	76,293	74,713
Increase in accounts receivable	(929,511)	(608,459)
Decrease in other assets	45,708	71,758
(Decrease) increase in liabilities	(447,041)	209,680
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(106,041)	106,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,961)	(10,065)
Proceeds from disposition of property and equipment	681	-
NET CASH USED IN INVESTING ACTIVITIES	(6,280)	(10,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(7,537)	(4,424)
NET CASH USED IN FINANCING ACTIVITIES	(7,537)	(4,424)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,078)	(1,817)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(147,936)	89,812

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,316,725	2,317,168

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,168,789	$2,406,980

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$441,100	$6,025
Interest	$3,783	$1,350

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$11,692	$17,801
Property and equipment with accumulated depreciation of $982 disposed during the three months ended January 31, 2012	$1,473	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2012
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2011 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying financial data as of January 31, 2012, and for the three-month period ended January 31, 2012 and 2011 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2011.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2012, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2012 and October 31, 2011, the accumulated depreciation and amortization amounted to $1,326,059 and $1,250,748, respectively.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2011 condensed consolidated financial statements to conform them to the January 31, 2012 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At January 31, 2012, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of January 31, 2012, the Company believes that the cost base for its available-for-sale securities is recoverable in all material respects.

NOTE C – INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant is effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. The Baselines will be gradually reduced to zero within a four year term. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

The Company began recognizing in its financial statements the Grant tax effect when it was obtained in June 2011. Therefore, the Company’s condensed financial statements for the three-month period ended in January 31, 2011, does not reflect the adoption of the Grant, which then will have reflected a reduction on income taxes and increase in net earnings of approximately $90,000 for that period.

Effective with our fiscal year beginning in November 1, 2011, Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 30% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. Previously, the maximum income tax rate under the Puerto Rico Internal Revenue Code was 39%. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

Distribution of earnings by the Puerto Rican subsidiaries to its parent are taxed at the federal level, however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings. As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, federal taxes on operations in the United States, plus the earnings distribution tax in Puerto Rico from dividends paid to the Puerto Rican subsidiaries’ parent, and the parent’s federal income tax, if any, incurred upon the subsidiary’s earnings distribution.

Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company has not recognized deferred income taxes on undistributed earnings of its Puerto Rican subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax, as applicable.

Pharma-IR has unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income indefinitely.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense in fiscal year 2012, and income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2006 through 2011 tax years are open and may be subject to potential examination in one or more jurisdictions. In the current fiscal year 2012, Pharma-Bio's fiscal year 2008 federal income tax return was examined by the United States Internal Revenue Service, no deficiencies were assessed. Currently, the Company has no other federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

At January 31, 2012 and October 31, 2011, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	Outstanding Warrants
Original Warrants A	$0.0600	January 16, 2014	240,800
Broker Warrants B	$0.0600	January 24, 2014	1,830,991
Warrants Total			2,071,791

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2012	2011
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,146,534	$356,260

Weighted average number of common shares - used to compute basic earnings per share	20,758,695	20,751,215
Effect of warrants to purchase common stock	1,898,807	1,713,323
Effect of options to purchase common stock	91,654	9,403
Weighted average number of shares - used to compute diluted earnings per share	22,749,156	22,473,941

Options for the purchase of 830,000 and 437,085 shares of common stock for the three-month periods ended in January 31, 2012 and 2011, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

In June 2011, the Company obtained a tax Grant from PRIDCO with a retroactive effective date of November 1, 2009. The Company began recognizing in its financial statements the Grant tax effect when it was obtained. Therefore, the Company’s condensed financial statements for the three-month period ended in January 31, 2011, does not reflect the adoption of the Grant, which then will have reflected a reduction on income taxes and increase in net earnings of approximately $90,000, or an increase in earnings per share, basic and diluted by $0.004 for that period.

NOTE F – CONCENTRATIONS OF RISK

Cash and cash equivalents

Domestic cash deposits are maintained in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. A major portion of our cash deposits are within non-interest bearing bank accounts which have FDIC unlimited insurance coverage until December 2012. Other operational bank deposit balances may exceed federally insured limits for interest-bearing bank accounts. Operational cash deposits in foreign banks of the markets we serve tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month periods ended January 31, 2012 and 2011. During the three months ended January 31, 2012, revenues from these customers were 13.8%, 11.0%, and 10.9%, or a total of 35.7%, as compared to the same period last year for 21.8%, 3.5%, and 16.0%, or a total of 41.3%, respectively. At January 31, 2012, amounts due from these customers represented 27.6% of the Company’s total accounts receivable balance.

NOTE G – SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and nine month periods ended in January 31, 2012 and 2011. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2012	2011
REVENUES:
Puerto Rico consulting	$3,535,433	$1,613,145
United States consulting	1,570,376	1,042,506
Ireland consulting	842,141	711,409
Lab (microbiological and chemical testing)	173,719	78,795
Other segments¹	238,222	146,816
Total consolidated revenues	$6,359,891	$3,592,671

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$937,291	$529,176
United States consulting	422,661	173,078
Ireland consulting	(49,376)	80,893
Lab (microbiological and chemical testing)	(65,731)	(144,044)
Other segments¹	118,827	(118,161)
Total consolidated income before taxes	$1,363,672	$520,942

¹	Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable

Long lived assets (property and equipment and intangible assets) as of January 31, 2012 and October 31, 2011, and related depreciation and amortization expense for the three months ended January 31, 2012 and 2011, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2011. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

We actively operate in Puerto Rico, the United States and Ireland and continue to pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

The Lab incorporates the latest technology and testing methodologies meeting pharmacopoeia industry standards and regulations. It currently offers services to our core industries already serviced as well as the cosmetic and food industries.

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

In line with the strategy to further penetrate the United States and Puerto Rico markets, we submit annually for renewal the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). This certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a new Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“Act 73 Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Act 73 Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico.

Among others, industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, customers’ price sensitive procurement processes, and the local and global economies recession continue to be factors and uncertainties that affect our business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise. In the other hand, the contraction of the pharmaceutical industry continues, consequently various competitors are no longer active and industry resources are more readily available. Furthermore, we believe the additional regulatory oversight of the pharmaceutical industry as imminent.

We have been able to capitalize on the related challenges and opportunities in the Puerto Rico and United States consulting markets, in which revenues for the three-month period ended in January 31, 2012 have increased by $1.9 million and $0.5 million, respectively, as compared to the same period last year. Accordingly, we have aligned and increased our business development and operations support to follow the consulting business favorable revenue trend. Other Company divisions sustained minor revenue gains or remained constant, when compared to the same period last year. In addition, we continue our efforts to broaden the Lab’s customer base.

 Our total net revenues for the three months ended in January 31, 2012 increased by approximately $2.8 million, or 77%, when compared to the same period last year. The revenue growth, offset by the increase in operational support expenses, and the income tax savings related to the Act 73 Grant, have led our three months ended January 31, 2012 net income to be approximately $1.1 million, an increase of $0.8 million, or an increase in profit margin of 8.1 percentage points when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2012 and 2011, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2012		2011
Puerto Rico	$3,948	62.1%	$1,839	51.2%
United States	1,570	24.7%	1,043	29.0%
Ireland	842	13.2%	711	19.8%
	$6,360		$3,593

Looking forward to our challenges for fiscal year 2012, in December 2011, a customer vendor management program administrator, who is also a competitor of ours, for a major customer of Pharma-IR which represented 15% of the Company’s total consolidated revenue for fiscal year 2011, communicated its intent to place Pharma-IR in a probation/review period. Among others, the administrator requested the decrease of billable margins to an already reduced billing structure and the level of service be improved. The final outcome and the eventual financial impact to the Company, if any, are uncertain at this point of time.

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

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2012 and 2011, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2012		2011
Revenues	$6,360	100.0%	$3,593	100.0%
Cost of services	4,113	64.7%	2,417	67.3%
Gross profit	2,247	35.3%	1,176	32.7%
Selling, general and administrative costs	885	13.9%	658	18.3%
Other income, net	2	0.0%	3	0.1%
Income before income taxes	1,364	21.4%	521	14.5%
Income tax expense	217	3.4%	165	4.6%
Net income	1,147	18.0%	356	9.9%

Revenues. Revenues for the three months ended January 31, 2012 were $6.4 million, an increase of approximately $2.8 million, or 77%, when compared to the same period last year. This improvement is mainly attributable to a $1.9 million and $0.5 million increase in the Puerto Rico and United States consulting markets, respectively. The additional increase is distributed almost evenly between the Ireland and Integratek divisions.

The increase in the United States, Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross margin. The overall gross margin for the three months ended in January 31, 2012 reflected a gross margin net gain of 2.6 percentage points, when compared to last year. The net increase is mainly attributable to project gains attained in the consulting business (mostly influenced by major customers), partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2012 were approximately $0.9 million, a net increase in expenses of approximately $0.2 million as compared to the same period last year. Business development and operations support expenses were increased to follow the consulting business favorable revenue trend.

Income Taxes Expense. Savings on the effective income tax rate are attributable to the Puerto Rico new tax grant, which significantly reduced the effective income tax rates for the Puerto Rico operation.

Net Income. Our net income for three months ended January 31, 2012 was approximately $1.1 million, an increase of $0.8 million, or an increase in profit margin of 8.1 percentage points, when compared with the same period last year.

For the three months ended January 31, 2012, earnings per common share basic and diluted were $0.055 and $0.050, respectively, an increase of $0.038 and $0.034 per share, respectively, when compared to the same period last year.

Our net income improvement is attributable mainly to the increase in overall gross margin, the savings obtained by the new Act 73 Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2012, we have generated a working capital increase of approximately $1.1 million, when compared to October 31, 2011.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2012.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2011, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 74 of October 22, 2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

●
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States and Ireland.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

10.1
Seventh Employment Agreement Amendment, dated January 23, 2012 and effective as of January 1, 2012, by and between the Company and Elizabeth Plaza (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 23, 2012 and incorporated herein by reference).

10.2
Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro Lasanta (filed as Exhibit 90.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012 and incorporated herein by reference).

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

Dated: March 16, 2012