Form 10-Q
period 2012-04-30
Pharma-Bio Serv, Inc.
filed 2012-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of June 13, 2012 was 20,758,695.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2012*	October 31, 2011**
ASSETS:
Current assets
Cash and cash equivalents	$3,975,522	$4,316,725
Marketable securities	95,000	95,000
Accounts receivable	6,944,808	4,864,616
Other	308,964	331,441
Total current assets	11,324,294	9,607,782

Property and equipment	1,159,275	1,216,111
Other assets	28,892	28,306
Total assets	$12,512,461	$10,852,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$32,483	$31,142
Accounts payable and accrued expenses	1,849,681	1,941,658
Income taxes payable	21,113	550,837
Total current liabilities	1,903,277	2,523,637

Obligations under capital leases	75,658	92,237
Total liabilities	1,978,935	2,615,874

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695	2,076	2,076
Additional paid-in capital	673,882	654,550
Retained earnings	9,934,251	7,599,708
Accumulated other comprehensive loss	(76,683)	(20,009)
Total stockholders' equity	10,533,526	8,236,325
Total liabilities and stockholders' equity	$12,512,461	$10,852,199

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
REVENUES	$7,041,431	$4,586,804	$13,401,322	$8,179,475

COST OF SERVICES	4,645,288	3,041,804	8,758,534	5,458,467

GROSS PROFIT	2,396,143	1,545,000	4,642,788	2,721,008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	970,330	808,245	1,855,030	1,466,726

INCOME FROM OPERATIONS	1,425,813	736,755	2,787,758	1,254,282

OTHER INCOME (EXPENSE):
Interest expense	(2,081)	(1,991)	(4,328)	(3,341)
Interest income	2,197	4,354	5,981	9,119
Gain on disposition of property and equipment	-	-	190	-
	116	2,363	1,843	5,778

INCOME BEFORE TAX	1,425,929	739,118	2,789,601	1,260,060

INCOME TAX EXPENSE, NET OF PUERTO RICO TAX GRANT BENEFITS FOR PERIODS ENDED APRIL 30, 2012	237,920	259,426	455,058	424,108

NET INCOME	$1,188,009	$479,692	$2,334,543	$835,952

BASIC EARNINGS PER COMMON SHARE	$0.057	$0.023	$0.112	$0.040

DILUTED EARNINGS PER COMMON SHARE	$0.052	$0.021	$0.102	$0.037

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,758,695	20,751,215	20,758,695	20,751,215

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,829,079	22,483,430	22,802,937	22,479,368

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,188,009	$479,692	$2,334,543	$835,952
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposition of property and equipment	-	-	(190)	-
Stock-based compensation	17,166	2,166	19,332	4,332
Depreciation and amortization	75,408	74,128	151,701	148,841
Increase in accounts receivable	(1,193,427)	(812,507)	(2,122,938)	(1,420,966)
(Increase) decrease in other assets	(24,375)	(5,140)	21,333	66,618
(Decrease) increase in liabilities	(162,492)	448,688	(609,533)	658,368
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(99,711)	187,027	(205,752)	293,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(88,878)	(56,150)	(95,839)	(66,215)
Proceeds from disposition of property and equipment	-	-	681	-
NET CASH USED IN INVESTING ACTIVITIES	(88,878)	(56,150)	(95,158)	(66,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(7,701)	(5,391)	(15,238)	(9,815)
NET CASH USED IN FINANCING ACTIVITIES	(7,701)	(5,391)	(15,238)	(9,815)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,023	20,523	(25,055)	18,706
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(193,267)	146,009	(341,203)	235,821

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,168,789	2,406,980	4,316,725	2,317,168

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,975,522	$2,552,989	$3,975,522	$2,552,989

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$543,682	$-	$984,782	$6,025
Interest	$545	$1,703	$4,328	$3,053

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$6,870	$11,692	$24,671
Property and equipment with accumulated depreciation of $982 disposed during the six months ended April 30, 2012	$-	$-	$1,473	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$-	$76,475

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2012
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation. Pharma-Bio, Pharma-PR, Pharma Serv, Pharma-US and Pharma-IR are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States and in Ireland under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

During the quarter ended April 30, 2012, based on a prior agreement between the Company and the minority shareholder of Pharma-IR, the Company acquired 100% ownership of Pharma-IR for no consideration. This transaction had no significant impact on the condensed consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2011 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying financial data as of April 30, 2012, and for the three-month and six month periods ended April 30, 2012 and 2011 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2011.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 95% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that in certain circumstances milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 3% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2012, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2012 and October 31, 2011, the accumulated depreciation and amortization amounted to $1,401,467 and $1,250,748, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2011 condensed consolidated financial statements to conform them to the April 30, 2012 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At April 30, 2012, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of April 30, 2012, the Company believes that the cost base for its available-for-sale securities is recoverable in all material respects.

NOTE C - INCOME TAX

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant is effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. The Baselines will be gradually reduced to zero within a four year term. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax.

The Company began recognizing in its financial statements the Grant tax effect when it was obtained in June 2011. Therefore, the Company’s condensed financial statements for the three-month and six month periods ended in April 30, 2011, does not reflect the adoption of the Grant, which then will have reflected a reduction on income taxes and increase in net earnings of approximately $120,000 and $210,000, for those periods respectively.

Effective with our fiscal year beginning in November 1, 2011, Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 30%. Previously, the maximum income tax rate under the Puerto Rico Internal Revenue Code was 39%. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

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

NOTE D – WARRANTS

At April 30, 2012 and October 31, 2011, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	Outstanding Warrants
Original Warrants A	$0.0600	January 16, 2014	240,800
Broker Warrants B	$0.0600	January 24, 2014	1,830,991
Warrants Total			2,071,791

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,188,009	$479,692	$2,334,543	$835,952
Weighted average number of common shares - used to compute basic earnings per share	20,758,695	20,751,215	20,758,695	20,751,215
Effect of warrants to purchase common stock	1,908,507	1,721,291	1,905,692	1,717,885
Effect of options to purchase common stock	161,877	10,924	138,550	10,268
Weighted average number of shares - used to compute diluted earnings per share	22,829,079	22,483,430	22,802,937	22,479,368

Options for the purchase of 250,000 and 374,885 shares of common stock for the three-month and six-month periods ended in April 30, 2012 and 2011, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

In June 2011, the Company obtained a tax Grant from PRIDCO with a retroactive effective date of November 1, 2009. The Company began recognizing in its financial statements the Grant tax effect when it was obtained. Therefore, the Company’s condensed financial statements for the three and six month periods ended in April 30, 2011, does not reflect the adoption of the Grant, which then will have reflected a reduction on income taxes and increase in net earnings of approximately $120,000 and $210,000, for those periods respectively, or an increase in earnings per share, basic and diluted by $0.005 for the three month period and $0.01 for the six month period ended April 30, 2011.

NOTE F - CONCENTRATIONS OF RISK

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and six month periods ended April 30, 2012 and 2011. During the three months ended April 30, 2012, revenues from these customers were 10.7%, 10.6%, and 8.5%, or a total of 29.8%, as compared to the same period last year for 20.4%, 1.2%, and 15.3%, or a total of 36.9%, respectively. For the six months ended April 30, 2012 revenues from these customers were 10.8%, 10.8%, and 10.7%, or a total of 32.3%, as compared to the same period last year for 20.8%, 2.3%, and 16.5%, or a total of 39.6%, respectively. As of April 30, 2012, amounts due from these customers represented 22.1% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and six month periods ended in April 30, 2012 and 2011. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
REVENUES:
Puerto Rico consulting	$3,813,781	$1,863,472	$7,349,214	$3,476,617
United States consulting	2,007,143	1,582,375	3,577,519	2,624,881
Ireland consulting	759,508	734,126	1,601,649	1,445.535
Lab (microbiological and chemical testing)	217,147	152,396	390,866	231,191
Other segments¹	243,852	254,435	482,074	401,251
Total consolidated revenues	$7,041,431	$4,586,804	$13,401,322	$8,179,475

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$966,165	$367,731	$1,903,455	$727,115
United States consulting	536,212	422,748	958,873	595,826
Ireland consulting	(124,122)	(45,527)	(173,498)	35,366
Lab (microbiological and chemical testing)	(51,625)	(73,059)	(117,357)	(217,103)
Other segments¹	99,299	67,225	218,128	118,856
Total consolidated income before taxes	$1,425,929	$739,118	$2,789,601	$1,260,060

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2012 and October 31, 2011, and related depreciation and amortization expense for the three and six month periods ended April 30, 2012 and 2011, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 220 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

We have been able to capitalize on the related challenges and opportunities in the Puerto Rico and United States consulting markets, in which revenues for the three and six months ended in April 30, 2012 have increased by $2.4 million and $4.8 million, respectively, as compared to the same period last year. Accordingly, we have aligned and increased our business development and operations support to follow the consulting business favorable revenue trend. Other Company divisions sustained minor revenue gains or remained constant, when compared to the same periods last year. In addition, we continue our efforts to broaden the Lab’s customer base.

Our total net revenues for the six months ended in April 30, 2012 increased by approximately $5.2 million, or 64%, when compared to the same period last year. The revenue growth, offset by the increase in operational support expenses, and the income tax savings related to the Act 73 Grant, have led our six months ended April 30, 2012 net income to be approximately $2.3 million, an increase of $1.5 million, or an increase in profit margin of 7.2 percentage points when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2012 and 2011 by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2012		2011		2012		2011
Puerto Rico	$4,275	60.7%	$2,270	49.5%	$8,222	61.4%	$4,109	50.2%
United States	2,007	28.5%	1,583	34.5%	3,578	26.7%	2,625	32.1%
Ireland	759	10.8%	734	16.0%	1,601	11.9%	1,445	17.7%
	$7,041		$4,587		$13,401		$8,179

Looking forward to our challenges for fiscal year 2012, in December 2011, a customer vendor management program administrator, who is also a competitor of ours, for a major customer of Pharma-IR which represented 15% of the Company’s total consolidated revenue for fiscal year 2011, communicated its intent to place Pharma-IR in a probation/review period. Consequently, in order to maintain market share within Ireland, during the three months ended April 30, 2012, Pharma-IR reduced its billable margins to this customer and committed to an improvement on the level of service. Although management is actively pursuing new business development strategies geared to diversify our Ireland market customer base, at this point in time it is uncertain if these strategies will be able to produce the results necessary to offset the loss in the Ireland market margin.

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

Our success to date has depended in large part on the skills and efforts of our senior management.  On April 24, 2012, Ms. Plaza announced that she is stepping down as president and chief executive officer of the Company, effective as of September 30, 2012.  Ms. Plaza will continue to serve as Chair of the Company's Board of Directors.  A committee of the Board of Directors is actively searching for a new president and chief executive officer candidate.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2012 and 2011, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2012		2011		2012		2011
Revenues	$7,041	100.0%	$4,587	100.0%	$13,401	100.0%	$8,179	100.0%
Cost of services	4,645	66.0%	3,042	66.3%	8,758	65.4%	5,458	66.7%
Gross profit	2,396	34.0%	1,545	33.7%	4,643	34.6%	2,721	33.3%
Selling, general and administrative costs	970	13.7%	808	17.6%	1,855	13.8%	1,467	17.9%
Other income, net	-	0.0%	2	0.0%	2	0.0%	6	0.0%
Income before income taxes	1,426	20.3%	739	16.1%	2,790	20.8%	1,260	15.4%
Income tax expense	238	3.4%	259	5.6%	455	3.4%	424	5.2%
Net income	1,188	16.9%	480	10.5%	2,335	17.4%	836	10.2%

Revenues. Revenues for the three and six months ended April 30, 2012 were $7.0 and $13.4 million, an increase of approximately $2.5 and $5.2 million, or 54% and 64%, respectively, when compared to the same period last year. This improvement is mainly attributable to a $2.4 million and $4.8 million increase in the Puerto Rico and United States consulting markets for the three and six months ended April 30, 2012, respectively. The additional increase is distributed almost evenly between the Ireland and Integratek divisions.

The increase in Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross margin. The overall gross margin for the three and six months ended in April 30, 2012 reflected a gross margin net gain of 0.3 and 1.3 percentage points, respectively, when compared to last year. The net increase is mainly attributable to projects in the consulting business (mostly influenced by major customers), partially offset by the Lab’s low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended in April 30, 2012 were approximately $1.0 and $1.9 million, respectively, a net increase in expenses of approximately $0.2 and $0.4 million, respectively, as compared to the same periods last year. Business development and operations support expenses were increased to follow the consulting business favorable revenue trend.

Income Taxes Expense. Savings on the effective income tax rate are attributable to the Puerto Rico new tax grant, which significantly reduced the effective income tax rates for the Puerto Rico operation.

Net Income. Our net income for three and six months ended April 30, 2012 was approximately $1.2 and $2.3 million, respectively, an increase of $0.7 and $1.5 million, or an increase in profit margin of 6.4 and 7.2 percentage points, respectively, when compared with the same periods last year.

For the three months ended April 30, 2012, earnings per common share basic and diluted were $0.057 and $0.052, respectively, an increase of $0.034 and $0.031 per share, respectively, when compared to the same period last year. For the six months period ended in April 30, 2012, earnings per common share basic and diluted were $0.112 and $0.102, respectively, a gain of $0.072 and $0.065, respectively, when compared to the same period last year.

Our net income improvement is attributable mainly to the increase in the overall aggregate gross margin, the savings obtained by the new Act 73 Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2012, we have generated a working capital increase of approximately $2.3 million, when compared to October 31, 2011.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2012.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2011, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our Form 10-K for the year ended October 31, 2011:

Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

Our success to date has depended in large part on the skills and efforts of Elizabeth Plaza, our president, chief executive officer and founder. On April 24, 2012, Ms. Plaza announced that she is stepping down as president and chief executive officer of the Company, effective as of September 30, 2012.  Ms. Plaza will continue to serve as Chair of the Company's Board of Directors.  A committee of the Board of Directors is actively searching for a new president and chief executive officer candidate, however we cannot assure you that Ms. Plaza's resignation will not have a material adverse effect on the Company's business or results of operations.  Our future success will depend in part upon our ability to attract and retain additional qualified management, including a new president and chief executive officer, and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

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

Dated: June 14, 2012