Form 10-Q
period 2012-07-31
Pharma-Bio Serv, Inc.
filed 2012-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2012 was 20,758,695.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2012*	October 31, 2011**

ASSETS:
Current assets
Cash and cash equivalents	$5,027,185	$4,316,725
Marketable securities	95,000	95,000
Accounts receivable	7,185,615	4,864,616
Other	445,679	331,441
Total current assets	12,753,479	9,607,782

Property and equipment	1,137,874	1,216,111
Other assets	28,374	28,306
Total assets	$13,919,727	$10,852,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$33,160	$31,142
Accounts payable and accrued expenses	1,814,172	1,941,658
Income taxes payable	250,180	550,837
Total current liabilities	2,097,512	2,523,637

Obligations under capital leases	67,112	92,237
Total liabilities	2,164,624	2,615,874

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695	2,076	2,076
Additional paid-in capital	676,048	654,550
Retained earnings	11,210,150	7,599,708
Accumulated other comprehensive loss	(133,171)	(20,009)
Total stockholders' equity	11,755,103	8,236,325
Total liabilities and stockholders' equity	$13,919,727	$10,852,199

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
REVENUES	$7,655,044	$5,517,832	$21,056,366	$13,697,307

COST OF SERVICES	5,056,218	3,518,328	13,814,752	8,976,795

GROSS PROFIT	2,598,826	1,999,504	7,241,614	4,720,512

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,026,160	831,925	2,881,190	2,298,651

INCOME FROM OPERATIONS	1,572,666	1,167,579	4,360,424	2,421,861

OTHER INCOME (EXPENSE):
Interest expense	(1,915)	(2,575)	(6,243)	(5,916)
Interest income	2,320	5,330	8,301	14,449
Gain on disposition of property and equipment	-	-	190	-
	405	2,755	2,248	8,533

INCOME BEFORE TAX	1,573,071	1,170,334	4,362,672	2,430,394

INCOME TAX EXPENSE (BENEFIT), NET OF PUERTO RICO TAX GRANT NON-RECURRING ADJUSTMENTS FOR PERIODS ENDED JULY 31, 2011	297,173	(328,268)	752,231	95,840

NET INCOME	$1,275,898	$1,498,602	$3,610,441	$2,334,554

BASIC EARNINGS PER COMMON SHARE	$0.061	$0.072	$0.174	$0.112

DILUTED EARNINGS PER COMMON SHARE	$0.056	$0.067	$0.158	$0.104

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,758,695	20,754,954	20,758,695	20,752,475

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,980,475	22,515,391	22,877,147	22,500,875

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,275,898	$1,498,602	$3,610,441	$2,334,554
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	-	-	(190)	-
Stock-based compensation	2,166	2,166	21,498	6,498
Depreciation and amortization	80,268	77,895	231,969	226,736
Increase in accounts receivable	(292,059)	(145,283)	(2,414,997)	(1,566,249)
Increase in other assets	(138,018)	(198,165)	(116,685)	(131,547)
Increase (decrease) in liabilities	214,805	(180,935)	(394,728)	477,433
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,143,060	1,054,280	937,308	1,347,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(59,983)	(2,549)	(155,822)	(68,764)
Proceeds from disposition of property and equipment	-	-	681	-
NET CASH USED IN INVESTING ACTIVITIES	(59,983)	(2,549)	(155,141)	(68,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(7,869)	(7.976)	(23,107)	(17,791)
NET CASH USED IN FINANCING ACTIVITIES	(7,869)	(7,976)	(23,107)	(17,791)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,545)	(8,695)	(48,600)	10,011
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,051,663	1,035,060	710,460	1,270,881

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,975,522	2,552,989	4,316,725	2,317,168

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,027,185	$3,588,049	$5,027,185	$3,588,049

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$163,527	$-	$1,148,309	$6,025
Interest	$1,915	$2,575	$6,243	$5,628

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$27,428	$49,128	$39,120	$73,799
Property and equipment with accumulated depreciation of $982 disposed during the nine months ended July 31, 2012	$-	$-	$1,473	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$-	$76,475

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2012
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

In February 2012, based on a prior agreement between the Company and the minority shareholder of Pharma-IR, the Company acquired 100% ownership of Pharma-IR for no consideration. This transaction had no significant impact on the condensed consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2011 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying financial data as of July 31, 2012, and for the three-month and nine-month periods ended July 31, 2012 and 2011 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2011.

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

The carrying value of the Company's financial instruments (excluding marketable securities and obligations under capital leases) consisting of: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 94% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 3% of total revenues), which revenue is recognized similarly, except that in certain circumstances milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 3% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2012, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases. Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2012 and October 31, 2011, the accumulated depreciation and amortization amounted to $1,481,735 and $1,250,748, respectively.

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

The diluted weighted average shares of common stock outstanding are calculated using the treasury stock method for the respective periods.

Foreign Operations

The functional currency of the Company’s foreign subsidiary is its local currency. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income (loss).

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income (loss), while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the condensed consolidated statements of income were not significant for the periods presented.

Reclassifications

Certain reclassifications have been made to the July 31, 2011 condensed consolidated financial statements to conform them to the July 31, 2012 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB guidance, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At July 31, 2012, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

The primary objectives of the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer.

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of July 31, 2012, the Company believes that the cost base for its available-for-sale securities is recoverable in all material respects.

NOTE C - INCOME TAX

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant is effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. The Baselines will be gradually reduced to zero within a four year term. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 2011 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax.

The Company began recognizing in its financial statements the Grant tax effect when it was obtained in June 2011. The adoption of the Grant and its retroactive application to November 1, 2009 triggered favorable non-recurring adjustments, which were booked in the Company’s condensed financial statements for the three-month and nine-month periods ended in July 31, 2011. These non-recurring adjustments reflected a reduction on income taxes and increase in net earnings of approximately $513,000 and $204,000, for the three and nine months ended in July 31, 2011, respectively.

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

Distribution of earnings by the Puerto Rican subsidiaries to its parent are taxed at the federal level; however, the parent is able to receive a credit for the taxes paid by the subsidiary on its operations in Puerto Rico, to the extent of the federal taxes that result from those earnings. As a result, the income tax expense of the Company, under its present corporate structure, would normally be the Puerto Rico taxes on operations in Puerto Rico, federal and state taxes on operations in the United States, plus the earnings distribution tax in Puerto Rico from dividends paid to the Puerto Rican subsidiaries’ parent, and the parent’s federal income tax, if any, incurred upon the subsidiary’s earnings distribution.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2006 through 2011 tax years are open and may be subject to potential examination in one or more jurisdictions. In the current fiscal year 2012, Pharma-Bio's fiscal year 2008 federal income tax return was examined by the United States Internal Revenue Service, no deficiencies were assessed. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

At July 31, 2012 and October 31, 2011, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	Outstanding Warrants
Original Warrants A	$0.0600	January 16, 2014	240,800
Broker Warrants B	$0.0600	January 24, 2014	1,830,991
Warrants Total			2,071,791

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,275,898	$1,498,602	$3,610,441	$2,334,554
Weighted average number of common shares - used to compute basic earnings per share	20,758,695	20,754,954	20,758,695	20,752,475
Effect of warrants to purchase common stock	1,923,648	1,743,768	1,913,879	1,733,679
Effect of options to purchase common stock	298,132	16,669	204,573	14,721
Weighted average number of shares - used to compute diluted earnings per share	22,980,475	22,515,391	22,877,147	22,500,875

Options for the purchase of 250,000 and 374,885 shares of common stock for the nine months ended in July 31, 2012, and for the three-month and nine-month periods ended in July 31, 2011, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

In June 2011, the Company obtained a tax Grant from PRIDCO. The adoption of the Grant and its retroactive application to November 1, 2009 triggered favorable non-recurring adjustments which were booked in the Company’s condensed financial statements for the three-month and nine-month periods ended in July 31, 2011. These non-recurring adjustments reflected a reduction on income taxes and increase in net earnings of approximately $513,000 and $204,000, for the three and nine months ended in July 31, 2011, respectively.

If earnings per common share were adjusted in Fiscal Year 2011 to eliminate the non-recurring adjustments related to the retroactive adoption of the tax Grant, earnings per common share for the three months ended in July 31, 2012 would have improved by $0.025 and $0.022, basic and diluted, respectively, and by $0.010 and $0.009, basic and diluted, respectively, for the nine months ended in July 31, 2012, compared to the same periods in 2011.

NOTE F - CONCENTRATIONS OF RISK

Cash and cash equivalents

Domestic cash deposits are maintained in a FDIC insured bank and in a money market obligations trust, registered under the US Investment Company Act of 1940, as amended. A major portion of our cash deposits are within non-interest bearing bank accounts, which have FDIC unlimited insurance coverage until December 2012. Other operational bank deposit balances may exceed federally insured limits for interest-bearing bank accounts. Operational cash deposits in foreign banks of the markets we serve tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and nine-month periods ended July 31, 2012 and 2011. During the three months ended July 31, 2012, revenues from these customers were 12.8%, 9.2%, and 8.5%, or a total of 30.5%, as compared to the same period last year for 5.1%, 15.9%, and 16.1%, or a total of 37.1%, respectively. For the nine months ended July 31, 2012, revenues from these customers were 10.5%, 10.2%, and 10.0%, or a total of 30.7%, as compared to the same period last year for 4.7%, 16.3%, and 19.0%, or a total of 40.0%, respectively. As of July 31, 2012, amounts due from these customers represented 30.2% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three and nine month periods ended in July 31, 2012 and 2011. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
REVENUES:
Puerto Rico consulting	$4,014,807	$2,456,890	$11,364,021	$5,933,507
United States consulting	2,446,263	1,594,307	6,023,782	4,219,187
Ireland consulting	780,044	859,601	2,381,693	2,305,136
Lab (microbiological and chemical testing)	222,268	312,598	613,135	543,789
Other segments¹	191,662	294,436	673,735	695,688
Total consolidated revenues	$7,655,044	$5,517,832	$21,056,366	$13,697,307

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$1,037,934	$1,016,390	$2,941,390	$1,743,505
United States consulting	678,071	155,126	1,636,945	750,952
Ireland consulting	(84,695)	(10,565)	(258,193)	24,801
Lab (microbiological and chemical testing)	(124,399)	(12,164)	(241,756)	(229,267)
Other segments¹	66,160	21,547	284,286	140,403
Total consolidated income before taxes	$1,573,071	$1,170,334	$4,362,672	$2,430,394
____________________
¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2012 and October 31, 2011, and related depreciation and amortization expense for the three and nine month periods ended July 31, 2012 and 2011, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 280 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

We also provide technical seminars/training that incorporates the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which include resources of our own, provide these seminars/training to the industry through our “Pharma Serv Academy” division. These services are provided in the markets we currently serve, as well as others, and position our Company as a key leader in the industry.

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

We have been able to capitalize on the related challenges and opportunities in the Puerto Rico and United States consulting markets, in which revenues for the three and nine months ended in July 31, 2012 have increased by $2.4 million and $7.2 million, respectively, as compared to the same periods last year. Accordingly, we have aligned and increased our business development and operations support to follow the consulting business favorable revenue trend. Other Company divisions sustained minor revenue gains or remained constant, when compared to the same periods last year. In addition, we continue our efforts to broaden the Lab’s customer base.

Our total net revenues for the nine months ended in July 31, 2012 increased by approximately $7.3 million, or 53.7%, when compared to the same period last year. The revenue growth, offset by the increase in operational support expenses, and the income tax savings related to the Act 73 Grant, have led our nine months ended July 31, 2012 net income to be approximately $3.6 million, an increase of $1.3 million, or 54.7% when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2012 and 2011 by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2012		2011		2012		2011
Puerto Rico	$4,429	57.9%	$3,064	55.5%	$12,651	60.1%	$7,173	52.4%
United States	2,446	31.9%	1,594	28.9%	6,024	28.6%	4,219	30.8%
Ireland	780	10.2%	860	15.6%	2,381	11.3%	2,305	16.8%
	$7,655		$5,518		$21,056		$13,697

A major customer of Pharma-IR, which represents 10% of the Company’s total consolidated revenue for the nine months ended in July 31, 2012, placed Pharma-IR in a probation/review period which included the reduction of billing rates. Consequently, in order to maintain market share within Ireland, during the three months ended April 30, 2012, Pharma-IR reduced its billable margins to this customer and committed to an improvement on the level of service. Although management is actively pursuing new business development strategies geared to diversify our Ireland market customer base, at this point in time it is uncertain if these strategies will be able to produce the results necessary to offset the loss in the Ireland market margin.

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

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2012 and 2011, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2012		2011		2012		2011
Revenues	$7,655	100.0%	$5,518	100.0%	$21,056	100.0%	$13,697	100.0%
Cost of services	5,056	66.0%	3,518	63.7%	13,814	65.6%	8,977	65.5%
Gross profit	2,599	34.0%	2,000	36.3%	7,242	34.4%	4,720	34.5%
Selling, general and administrative costs	1,026	13.4%	832	15.1%	2,882	13.7%	2,298	16.8%
Other income, net	-	0.0%	2	0.0%	2	0.0%	8	0.0%
Income before income taxes	1,573	20.6%	1,170	21.2%	4,362	20.7%	2,430	17.7%
Income tax expense (benefit), net of tax grant benefit adjustment in fiscal year 2011	297	3.9%	(328)	-5.9%	752	3.6%	96	0.7%
Net income	1,276	16.7%	1,498	27.1%	3,610	17.1%	2,334	17.0%

Revenues. Revenues for the three and nine months ended July 31, 2012 were $7.6 and $21.0 million, an increase of approximately $2.1 and $7.3 million, or 39% and 54%, respectively, when compared to the same period last year. This improvement is mainly attributable to a $2.4 million and $7.2 million increase in the Puerto Rico and United States consulting markets for the three and nine months ended July 31, 2012, respectively. The additional increase is distributed almost evenly between the Ireland and Integratek divisions.

Service revenue for the Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross margin. The overall gross margin for the three and nine months ended in July 31, 2012 reflected a gross margin net reduction of 2.3 and 0.1 percentage points, respectively, when compared to last year. The net decrease is mainly attributable to the Ireland consulting market gross margin reduction, the Lab’s low gross margin yield as a function of billings versus fixed costs of services, partially offset by projects in the United States and Puerto Rico consulting business (mostly influenced by major customers).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended in July 31, 2012 were approximately $1.0 and $2.9 million, respectively, a net increase in expenses of approximately $0.2 and $0.6 million, respectively, as compared to the same periods last year. Business development and operations support expenses were increased to follow the consulting business favorable revenue trend.

Income Taxes Expense. The Company began recognizing in its financial statements the adoption of the Puerto Rico tax Grant when it was obtained in June 2011. The tax Grant adoption and its retroactive application to November 1, 2009 triggered favorable non-recurring adjustments, which were booked in the Company’s condensed financial statements in the three-month and nine-month periods ended in July 31, 2011. These non-recurring adjustments reflected a reduction on income taxes and increase in net earnings of approximately $513,000 and $204,000, for the three and nine months ended in July 31, 2011, respectively.

Savings on the effective income tax rate are attributable to the Puerto Rico tax Grant, which significantly reduced the effective income tax rates for the Puerto Rico operation.

Net Income. Our net income for three and nine months ended July 31, 2012 was approximately $1.3 and $3.6 million, respectively, an increase of $0.3 and $1.5 million, respectively, when compared with the same periods last year (after the pro-forma adjustment for non-recurring adjustments related to the retroactive adoption of the Grant for the three and nine months ended July 31, 2011, in the amount of $513,000 and $204,000, respectively).

For the three months ended July 31, 2012, earnings per common share, basic and diluted, were $0.061 and $0.056, respectively, a decrease basic and diluted of $0.011 per share, when compared to the same period last year. For the nine months period ended in July 31, 2012, earnings per common share, basic and diluted, were $0.174 and $0.158, respectively, a gain of $0.062 and $0.054, respectively, when compared to the same period last year.

If earnings per common share were adjusted in Fiscal Year 2011 to eliminate the non-recurring adjustments related to the retroactive adoption of the tax Grant, earnings per common share for the three months ended in July 31, 2012 would have improved by $0.025 and $0.022, basic and diluted, respectively, and by $0.010 and $0.009, basic and diluted, respectively, for the nine months ended in July 31, 2012, compared to the same periods in 2011.

Our net income improvement is attributable mainly to the increase in the overall aggregate gross margin, the savings obtained by the new Act 73 Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2012, we have generated a working capital increase of approximately $3.5 million, when compared to October 31, 2011.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2012.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2012 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2011, and Part II, Item 1A of our Form 10-Q for the quarter ended April 30, 2012, which could materially affect our business, financial condition, or future results.

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
________________
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

Dated: September 14, 2012