Form 10-K
period 2012-10-31
Pharma-Bio Serv, Inc.
filed 2013-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2012 (the last business day of the second quarter of the registrant’s current fiscal year), was $7,991,615.

The number of shares of the registrant’s common stock outstanding as of January 28, 2013 was 20,758,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2012

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

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709. The financial information about our reporting segments appear in Note K to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 275 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

We believe the most significant factors to achieving future business growth includes our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced professionals; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe and possibly other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients. Our business is affected to the extent the current economic downturn affects the decision of our clients and potential clients to establish operations or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 95% of total revenues), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 2% of total revenues), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 3% of total revenues) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components for our consulting costs of services are resource compensation (salaries and wages, independent contractors’ fees, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiating, where applicable, rates with the resource, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful. As for our testing laboratory operation, the major costs of services components are salaries and wages, occupancy and depreciation expenses, plus consumable goods usage.

We have established quality systems for our employees which include:

●	Training Programs - including a Current Good Manufacturing Practices exam prior to recruitment and periodic refreshers;

●
Recruitment Full Training Program - including employee manual, dress code, time sheets and good project management and control procedures, job descriptions, and firm operating and administration procedures;

●	Safety Program - including OSHA, Environmental Health and Safety; and

●	Code of Ethics and Business Conduct - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

In addition, we have implemented procedures to respond to client complaints and customer satisfaction survey procedures. As part of our employee performance appraisal annual process, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing new markets as part of our growth strategy. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that could yield profitable margins using our professional consulting force and also provide new services such as those performed by our microbiological testing laboratory facility and our information technology service division.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follow:

●
Continue growth in consulting services in each technical service, quality assurance, regulatory compliance, technology transfer, validation, engineering, laboratory testing and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

●	Continue to enhance our technical consulting services through internal growth and acquisitions that provide solutions to our customers’ needs;

●	Motivate our professionals and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

●	Create a pleasant corporate culture and emphasize operational quality safety and timely service;

●	Continue to maintain our reputation as a trustworthy and highly ethical partner; and

●	Efficiently manage our operating and financial costs and expenses.

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which serves mainly the United States market. We host our U.S. market expansion plans from this organization.

2007 Entrance to Ireland Market

In September 2007, through the formation of an Irish subsidiary, we entered into the Ireland market. Currently we provide the same consulting services we are currently providing in the Puerto Rico and United States markets.

2008 Integratek Acquisition

In December 2008, we acquired through one of our subsidiaries the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. With this acquisition, we broaden the portfolio of services to our customer base and also target other potential customers in other industries.

2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab is U.S. Food and Drug Administration ("FDA") registered and ISO 9001 certified. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2012 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 1, 2012 we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 1, 2013.

2012 Entrance to Spain Market

In January 2012, we initiated a consulting services operation to the Spanish market. Currently, these services are covered under the Irish subsidiary umbrella. Consulting services provided in the Spanish market are similar to those covered in the other markets we serve.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2012 and 2011. During the years ended October 31, 2012 and 2011, these customers accounted for, in the aggregate, 32% and 38% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we enjoy competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (20 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies which have a presence in the markets we are pursuing.

The market of qualified and experienced professionals that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel, we market our name recognition in the Puerto Rico market, our reputation with our clients and salary and benefit packages.

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

EMPLOYEES

We employ approximately 220 employees, all of whom are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Nélida Plaza	45	Acting President and Chief Executive Officer, President of Puerto Rico Operations and Secretary
Pedro J. Lasanta	53	Chief Financial Officer and Vice President - Finance and Administration

Nélida Plaza has served as our Acting President and Chief Executive Officer since January 1, 2013. She has also served as the Vice President of Operations of Pharma-PR since January 2004, our Secretary since January 25, 2006, and our President of Puerto Rico Operations since December 31, 2009, in charge of Scienza Labs, Pharma Academy and Pharma-PR. Ms. Plaza served as our Vice President from January 25, 2006 to December 31, 2009. In July 2000, Ms. Plaza joined Pharma-PR as a project management consultant. In the past, Ms. Plaza was a Unit Operations Leader and Safety Manager at E.I. DuPont De Nemours where she was in charge of all manufacturing operations and was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Nélida Plaza was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.

Pedro J. Lasanta has served as our Chief Financial Officer and Vice President - finance and administration since November 2007. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.  Mr. Lasanta is a Certified Public Accountant. In 2012, he was awarded the Puerto Rico Manufacturers Association (North Region) Service Manager of the Year.

Effective January 1, 2013, Elizabeth Plaza, our President and Chief Executive Officer, stepped down and assumed a new role as Senior Strategic Consultant to the Company for a term of one year, though she continues to serve as the Company's Chairman. Nelida Plaza our President of Puerto Rico Operations has assumed the position as Acting President and Chief Executive Officer for the Company.

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

RisksThat Relate to our Business

Because our business is concentrated in the pharmaceutical industry in Puerto Rico, the United States and Europe, any changes in that industry or in those markets could impair our ability to generate revenue and realize a profit.

Since most of our business is performed in Puerto Rico, the United States and Europe, for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting those markets.  For example, changes in tax laws or regulatory, political or economic conditions, which discourage businesses from operating in the markets we serve, which affect the need for services such as those provided by us, could impair our ability to generate revenue and realize a profit.

Puerto Rico government enacted ACT 154 of October 22, 2010 which may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industry we serve and consequently our customer base. Act 154 extends the circumstances under which a nonresident alien individual or a non resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced for a period of six (6) years and will decrease gradually during this time.

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

Our business has been dependent upon a small number of clients. During the years ended October 31, 2012 and 2011, a very small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2012 and 2011, three customers accounted for, in aggregate, approximately 32% and 38% of total revenue, respectively.

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

In an effort to reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project management services, such as ours. As a result, we have less interaction with the end user of our services (typically labs or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management/vendor neutral-programs with third-parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins would decline. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular project, which would adversely impact revenue.  Some of these vendor neutral programs intend to limit our interaction with our direct end user, and our interaction is limited to the representative of the vendor neutral agency.  This limitation impairs our ability to establish and maintain our relationships with our customers and recognition of the value added in the service.

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

Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

We provide microbiological and chemical testing services to our customer products that are distributed worldwide.  Any concerns regarding our customer products complying with regulatory standards could result in inquiries regarding our laboratory or testing services. As a result, we may need to participate in litigation or regulatory audits requiring the investment of  significant time and funds. In addition, the reputation of our Lab and technical services, as well as our technical expertise, might suffer.  Furthermore, any such inquiries or any adverse impact of such inquiries may financially impact our Lab and other divisions, including our consulting division.

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

Our profit margin is largely a function of the rates we are able to charge and collect for our services and the utilization rate of our professionals. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

●	Our clients’ perception of our ability to add value through our services;

●	Our ability to complete projects on time;

●	Pricing policies of competitors;

●	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

●	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

●	Our ability to move employees and contractors from completed projects to new engagements; and

●	Our ability to manage attrition of our employees and contractors.

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

Our success in the past has depended in large part on the skills and efforts of Elizabeth Plaza, our former President, Chief Executive Officer and founder. Effective January 1, 2013, Elizabeth Plaza entered into a new role with the Company as Senior Strategic Consultant for a term of one year. Nelida Plaza, our President of Puerto Rico Operations, assumed the position as Acting President and Chief Executive Officer for the Company. It is uncertain if this change will have a material adverse effect on the development and success of our business. In addition, although we have contracts with Elizabeth Plaza and Nelida Plaza, these agreements do not guarantee that they will continue to be employed by us.

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

We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States, Ireland and Spain.

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

If we make acquisitions or establish operations in locales outside of Puerto Rico, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect an expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	the potential loss of contracts from clients of acquired companies;

●	the difficulty of maintaining profitability due to increased labor and expenses from acquired companies;

●	difficulties in complying with regulations in other countries that relate to both the pharmaceutical or other industries to which we provide services as well as our own operations;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

●	potential expenses under the labor, environmental and other laws of other countries.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

●	Seasonality, including number of workdays and holiday and summer vacations;

●	The business decisions of clients regarding the use of our services;

●	Periodic differences between clients’ estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

●	The stage of completion of existing projects and their termination;

●	Our ability to move employees quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

●	The introduction of new services by us or our competitors;

●	Changes in pricing policies by us or our competitors;

●	Our ability to manage costs, including personnel compensation, support-services and severance costs;

●	Acquisition and integration costs related to possible acquisitions of other businesses;

●	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

●	Global economic and political conditions and related risks, including acts of terrorism.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2012, the Company automatically renewed a lease agreement for our main resource facilities in Dorado, Puerto Rico with an affiliate of Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years remaining under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

In November 2011, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease is for a five-year term with monthly rental payments of $6,282 for the first three years. Thereafter, the lease will increase four percent every year, including a five-year renewal option, if executed.

The Company maintains office facilities in Cork, Ireland and Madrid, Spain. Both facilities are under month-to-month leases with monthly payments of approximately $900 and $1,200, respectively.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter Ending	High Bid	Low Bid
January 31, 2011	$0.35	$0.26
April 30, 2011	0.40	0.30
July 31, 2011	0.43	0.20
October 31, 2011	0.78	0.37
January 31, 2012	0.78	0.65
April 30, 2012	0.90	0.64
July 31, 2012	0.89	0.65
October 31, 2012	0.93	0.76

        On January 25, 2013, the closing price of our common stock on the Over the Counter Bulletin Board was $0.83 per share and there were approximately 75 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,740,000	$0.6965	760,000
E Equity compensation plans not approved by security holders	1,830,991	$0.0600	16,500

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 275 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Ireland and Spain and  pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/training to the industry.

The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers services to our core industries already serviced as well as the cosmetic and food industries.

We also provide technical seminars/training that incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which include resources of our own, provide these seminars/training to the industry through our “Pharma Serv Academy” division. These services are provided in the markets we currently serve, as well as others, and position our Company as a key leader in the industry.

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

We have been able to capitalize on the related challenges and opportunities in the Puerto Rico and United States Consulting markets, in which revenues for the year ended October 31, 2012, increased by $6.2 million and $3.3 million, respectively, in these markets as compared to last year. Accordingly, we have aligned and increased our business development and operations support in these markets to follow the favorable revenue trend in the consulting business.  In order to diversify the European market, in January 2012, we opened an office in Spain.  Our operations in Spain generated $0.4 million in revenues since January 2012, which was offset by our operations in Ireland which suffered a $0.5 million loss in revenue and 7% gross margin decline, compared to last year.  The revenue decline in Ireland is mainly attributable to contract renegotiations during the first quarter of 2012 with the Ireland division's main customer.  Other Company divisions realized minor revenue gains or remained constant, compared to last year.  In addition, we continue our efforts to broaden the Lab's customer base.

Our total net revenues for the year ended in October 31, 2012 increased by approximately $9.3 million, or 46.6%, when compared to last year. The revenue growth, offset by the increase in operational support expenses, and the income tax savings related to the Puerto Rico Grant, resulted in net income of approximately $4.7 million for the year ended October 31, 2012, an increase of $1.5 million, or 48.4%, when compared with last year.

The following table sets forth information as to our revenue for the years ended October 31, 2012 and 2011, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2012		2011
Puerto Rico	$16,856	57.7%	$10,743	53.9%
United States	9,159	31.3%	5,868	29.4%
Europe	3,212	11.0%	3,322	16.7%
	$29,227	100.0%	$19,933	100.0%

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the recently enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154 which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Effective January 1, 2013, Elizabeth Plaza, our President and Chief Executive Officer, stepped down and assumed a new role as Senior Strategic Consultant to the Company for a term of one year, though she continues to serve as the Company’s Chairman. Nelida Plaza our President of Puerto Rico Operations has assumed the position as Acting President and Chief Executive Officer for the Company.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2012 and 2011, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2012		2011
Revenues	$29,227	100.0%	$19,933	100.0%
Cost of services	19,355	66.2%	13,072	65.6%
Gross profit	9,872	33.8%	6,861	34.4%
Selling, general and administrative expenses	4,138	14.2%	3,409	17.1%
Other income, net	22	0.1%	12	0.0%
Income before income taxes	5,756	19.7%	3,464	17.3%
Income tax expense	1,069	3.7%	305	1.5%
Net income	4,687	16.0%	3,159	15.8%

Revenues. Revenues for the year ended October 31, 2012 were $29.2 million, an increase of approximately $9.6 million, or 46.6%, when compared to last year. This improvement is mainly attributable to $6.2 and $3.3 million gain in the Puerto Rico and United States consulting markets, respectively. The additional increase is distributed almost evenly between the European market and the other divisions.

Service revenue for the Ireland and Integratek operations are mostly attributable to volume acquired from one customer in each of these divisions.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2012 reflected a gross profit net decrease of 0.6 percentage points, when compared to last year. The net decrease is mostly driven by the loss in the Ireland operation gross profit, Lab’s low gross profit yield as a function of billings versus fixed costs of services, offset by project gains attained in the consulting business (mostly influenced by major customers).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2012 were approximately $4.1 million, a net increase in expenses of approximately $0.7 million as compared to last year. Business development and operations support expenses were increased to follow the favorable revenue trend in the consulting business.

Income Taxes Expense. Savings on the effective income tax rate are attributable to the Puerto Rico tax grant, which significantly reduced the effective income tax rates for the Puerto Rico operation. In addition, the tax Grant triggered favorable non-recurring adjustments booked in the year ended in October 31, 2011 in the aggregate amount of $0.2 million which is attributable to the year ended October 31, 2010.

Net Income. Our net income for year ended October 31, 2012 was approximately $4.7 million, an increase of $1.5 million, or an increase of 48.4%, when compared to last year.

For the year ended October 31, 2012, earnings per common share basic and diluted were $0.226 and $0.204, respectively, an increase of $0.074 and $0.064 per share, respectively, when compared to last year.

The non-recurring adjustment booked in the year ended October 31, 2011, related to the adoption of the Act 73 Grant, had the aggregate effect of increasing earnings per share basic and diluted by $0.010.

Our net income improvement is attributable mainly to the increase in overall gross profit, the savings obtained by the Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2012, we generated a working capital increase of approximately $4.7 million.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2012.

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

Consolidation - The accompanying consolidated financial statements include the accounts of all of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying value of the Company's financial instruments (excluding marketable securities and obligations under capital leases), cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 95% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 3% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2012, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

New Accounting Standards

Recently issued FASB guidance and Securities Exchange Commission Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

●	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 154 of October 22, 2010 which may affect adversely the willingness of our customers to do business in Puerto Rico and consequently affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

●
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States, Ireland and Spain.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2012, based on the specified criteria.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006
4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006
4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006
4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006
4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009
10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008
10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009
10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009
10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009

10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010
10.9	Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	7/8/2010
10.10	Sixth Employment Agreement Amendment, effective as of August 23, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	8/27/10
10.11	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006
10.12	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nelida Plaza.	8-K	000-50956	10.4	3/17/2009
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nelida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.15	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.16	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009
10.17	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.20	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
10.21	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006
10.22	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006

10.23	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006
10.24	Seventh Employment Agreement Amendment, dated January 23, 2012 and effective as of January 1, 2012, by and between the Company and Elizabeth Plaza	8-K	000-50956	99.1	1/23/2012
10.25	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.26	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.27	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza	8-K	000-50956	10.1	1/11/2013
10.28	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/2013
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
__________________________
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

Exhibits 10.4 through 10.18 and 10.24 through 10.28 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 29, 2013	By:	/s/ NELIDA PLAZA
Name: Nelida Plaza
Title: Acting President and CEO, and President of Puerto Rico Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelida Plaza	Acting President and Chief Executive Officer, and President of Puerto Rico Operations and Secretary	January 29, 2013
Nelida Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer	January 29, 2013
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2013
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2013
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2013
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2013
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2013
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. as of October 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2013
Puerto Rico Society of Certified Public Accountants
Stamp number 2669443 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2012 and 2011

	October 31,
	2012	2011
ASSETS:

Current assets
Cash and cash equivalents	$6,538,113	$4,316,725
Marketable securities	95,000	95,000
Accounts receivable	7,580,167	4,864,616
Other	382,773	331,441
Total current assets	14,596,053	9,607,782

Property and equipment	1,113,371	1,216,111
Other assets	25,592	28,306
Total assets	$15,735,016	$10,852,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities
Current portion-obligations under capital leases	$39,436	$31,142
Accounts payable and accrued expenses	2,562,462	1,941,658
Income taxes payable	173,620	550,837
Total current liabilities	2,775,518	2,523,637

Obligations under capital leases	83,912	92,237
Total liabilities	2,859,430	2,615,874

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 20,758,695	2,076	2,076
Additional paid-in capital	678,214	654,550
Retained earnings	12,286,714	7,599,708
Accumulated other comprehensive loss	(91,418)	(20,009)
Total stockholders' equity	12,875,586	8,236,325
Total liabilities and stockholders' equity	$15,735,016	$10,852,199

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2012 and 2011

	Years ended October 31,
	2012	2011
REVENUES	$29,227,167	$19,933,182

COST OF SERVICES	19,355,440	13,072,231

GROSS PROFIT	9,871,727	6,860,951

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,138,111	3,408,953

INCOME FROM OPERATIONS	5,733,616	3,451,998

OTHER INCOME (EXPENSES):
Interest expense	(7,425)	(6,605)
Interest income	11,076	19,709
Gain (loss) on disposition of property and equipment	18,345	(1,324)
	21,996	11,780

INCOME BEFORE INCOME TAXES	5,755,612	3,463,778

INCOME TAXES	1,068,606	304,797

NET INCOME	$4,687,006	$3,158,981

BASIC EARNINGS PER COMMON SHARE	$0.226	$0.152

DILUTED EARNINGS PER COMMON SHARE	$0.204	$0.140

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	20,758,695	20,754,043

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,939,701	22,554,036

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2012 and 2011

	Years ended October 31,
	2012	2011

NET INCOME	$4,687,006	$3,158,981

OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustment, net of tax	(71,409)	(791)

TOTAL OTHER COMPREHENSIVE LOSS	(71,409)	(791)

COMPREHENSIVE INCOME	$4,615,597	$3,158,190

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2012 and 2011

								Accumulated
						Additional		Other
	Common Stock		Preferred Stock			Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount		Capital	Earnings	(Loss)	Total
BALANCE AT OCTOBER 31, 2010	20,751,215	$2,075	-	$-		$645,886	$4,440,728	$(19,218)	$5,069,471

STOCK-BASED COMPENSATION	-	-	-	-		8,664	-	-	8,664

CASHLESS CONVERSION OF WARRANTS
TO SHARES OF COMMON STOCK	7,480	1	-		-	-	(1)	-	-

NET INCOME	-	-	-	-		-	3,158,981	-	3,158,981

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		-	-	(791)	(791)

BALANCE AT OCTOBER 31, 2011	20,758,695	2,076	-	-		654,550	7,599,708	(20,009)	8,236,325

STOCK-BASED COMPENSATION	-	-	-	-		23,664	-	-	23,664

NET INCOME	-	-	-	-		-	4,687,006	-	4,687,006

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-	-	-		-	-	(71,409)	(71,409)

BALANCE AT OCTOBER 31, 2012	20,758,695	$2,076	-	$-		$678,214	$12,286,714	$(91,418)	$12,875,586

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2012 and 2011

	Years ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,687,006	$3,158,981
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposition of property and equipment	(18,345)	1,324
Stock-based compensation	23,664	8,664
Depreciation and amortization	321,732	320,861
Increase in accounts receivable	(2,735,046)	(2,274,869)
(Increase) decrease in other assets	(50,486)	(78,713)
Increase in liabilities	230,541	1,004,025
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,459,066	2,140,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(187,362)	(123,511)
Proceeds from sale of property and equipment	18,836	400
NET CASH USED IN INVESTING ACTIVITIES	(168,526)	(123,111)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease	(32,826)	(25,162)
NET CASH USED IN FINANCING ACTIVITIES	(32,826)	(25,162)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	36,326	7,557

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,221,388	1,999,557

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,316,725	2,317,168

CASH AND CASH EQUIVALENTS – END OF YEAR	$6,538,113	$4,316,725

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,543,021	$6,025
Interest	$7,425	$6,605

SUPPLEMENTARY SCHEDULES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $32,122 and $1,887 disposed during the years ended October 31, 2012 and 2011, respectively.	$32,613	$3,611
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$39,120	$73,671
Obligations under capital lease incurred for the acquisition of a vehicle	$32,795	$76,475

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2012 and 2011

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

During the quarter ended April 30, 2012, based on a prior agreement between the Company and the minority shareholder of Pharma-IR, the Company acquired 100% ownership of Pharma-IR for no consideration. This transaction had no significant impact on the consolidated financial statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 95% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 3% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the FASB related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2012, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Reclassifications

Certain reclassifications have been made to the October 31, 2011 consolidated financial statements to conform them to the October 31, 2012 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At October 31, 2012 and 2011, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of October 31, 2012, we believe that the cost base for our available-for-sale securities is recoverable in all material respects.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2012 and 2011 consisted of the following:

		October 31,
	Useful life (years)	2012	2011
Vehicles	5	$269,267	$250,617
Leasehold improvements	5-8	598,040	598,040
Computers	3	522,792	420,482
Equipment	3-7	1,126,415	1,036,981
Furniture and fixtures	10	137,215	137,215
Projects in progress	-	-	23,524
Total		2,653,729	2,466,859
Less: Accumulated depreciation and amortization		(1,540,358)	(1,250,748)
Property and equipment, net		$1,113,371	$1,216,111

NOTE D - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant is effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. The Baselines will be gradually reduced to zero within a four-year term. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 2011 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax.

For the years ended October 31, 2012 and 2011 the various activities covered by the Act 73 Grant were subject to different reduced effective income tax rates for a net aggregate effective income tax rate of 5.4% and 5.5%, respectively. Prospectively, beginning with our fiscal year ended October 31, 2013, all activities covered under the Act 73 Grant will be subject to the Act 73 reduced fixed income tax rate of 4%, since the gradual phase-in of the fixed income tax rate will be completed and the Baselines will have been reduced to zero.

Effective with our fiscal year ended October 31, 2012, Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 30%. Previously, the maximum income tax rate under the Puerto Rico Internal Revenue Code was 39%. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

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

The adoption of the Act 73 Grant in the fiscal year ended October 31, 2011 triggered a favorable non-recurring adjustment to the year ended October 31, 2011 income tax expense in the aggregate amount of approximately $200,000, which is attributable to the fiscal year ended October 31, 2010 because of the retroactive nature of Act 73 Grant effective date to November 1, 2009. The non-recurring adjustment had the aggregate effect in the fiscal year ended October 31, 2011 of increasing earnings per share basic and diluted by $0.010 and $0.009, respectively.

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2012, and 2011 is as follows:

	October 31,
	2012	2011
United States federal statutory rate	35.0%	35.0%
Non United States earnings invested indefinitely, and	(17.0)%	(18.6)%
Puerto Rico Act 73 Tax Grant effect
Puerto Rico Act 73 Tax Grant effective date backdating	-%	(5.9)%
for the year ended October 31, 2010
Other, net	0.6%	(1.7)%
Effective tax rate	18.6%	8.8%

As of October 31, 2012 and 2011, the Company has not recognized deferred income taxes on $10.5 million and $7.1 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $1.6 million and $0.6 million at October 31, 2012 and 2011, respectively.

At October 31, 2012, Pharma-IR has unused operating losses of approximately $586,000 (with no expiration) after considering various timing differences for income tax purposes, which result in a potential deferred tax asset of approximately $73,000. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income indefinitely.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. Tax years ending October 31, 2007 through October 31, 2012 are open and may be subject to potential examination in one or more jurisdictions. In the current fiscal year ended October 31, 2012, Pharma-Bio's  federal income tax return for year ended October 31, 2008 was examined by the United States Internal Revenue Service, no deficiencies were assessed. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE E – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $200,158 and $167,363 (accumulated amortization of $87,174 and $52,608) as of October 31, 2012 and 2011, respectively. Amortization expense for vehicles under non-cancelable lease agreements amounted to $34,566 and $27,100 in the years ended October 31, 2012 and 2011, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2012:

Twelve months ending October 31,	Amount
2013	$46,647
2014	36,402
2015	24,293
2016	24,242
2017	6,266
Total future minimum lease payments	137,850
Less: Amount of imputed interest	(14,502)
Present value of future minimum lease payments	123,348
Current portion of obligation under capital leases	(39,436)
Long-term portion	$83,912

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under four different rental agreements.

In February 2012, the Company automatically renewed a lease agreement, with an affiliate of our former chief executive officer, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years remaining under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

In November 2011, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease is for a five-year term with monthly rental payments of $6,282 for the first three years. Thereafter, the lease will increase four percent every year, including a five-year renewal option, if executed.

The Company maintains office facilities in Cork, Ireland and Madrid, Spain. Both facilities are under month-to-month leases with monthly payments of approximately $900 and $1,200, respectively.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2012 are as follows:

Amount
2013	$373,314
2014	388,211
2015	406,867
2016	426,427
2017	87,262
Total minimum lease payments	$1,682,081

Rent expense during the years ended October 31, 2012 and 2011 was $411,162 and $293,687, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE F – WARRANTS

At October 31, 2012 and 2011, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

	Exercise Price	Expiration Date	Outstanding Warrants
Original Warrants A	$0.06	January 16, 2014	240,800
Broker Warrants B	$0.06	January 24, 2014	1,830,991
Warrants Total			2,071,791

NOTE G – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2012	2011
Net income available to common equity holders - used to compute basic and diluted earnings per share	$4,687,006	$3,158,981

Weighted average number of common shares - used to compute basic earnings per share	20,758,695	20,754,043
Effect of warrants to purchase common stock	1,919,849	1,777,681
Effect of options to purchase common stock	261,157	22,312
Weighted average number of shares - used to compute diluted earnings per share	22,939,701	22,554,036

Options for the purchase of 374,585 shares of common stock for the year ended in October 31, 2011 were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE H - STOCK OPTIONS AND STOCK BASED COMPENSATION

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

The 2005 Plan stock options activity and status for the years ended October 31, 2012 and 2011 was as follows:

	Year ended October 31,
	2012		2011
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	454,585	$0.5804	1,267,882	$0.6942
Granted	1,355,000	$0.7372	40,000	$0.2600
Exercised	-		-
Expired and/or forfeited	(69,585)	$0.7317	(853,297)	$0.7344
Total outstanding at end of year	1,740,000	$0.6965	454,585	$0.5804

Outstanding exercisable stock options at end of year	430,000	$0.5702	424,585	$0.5974

	October 31, 2012	October 31, 2011
Weighted average remaining years in contractual life for:
Total outstanding options	3.4 years	1.7 years
Outstanding exercisable options	1.0 years	1.5 years
Shares of common stock available for issuance pursuant to future stock option grants	760,000	2,045,415

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2012	2011
Stock-based compensation expense:
Cost of services	$10,000	$-
Selling, general and administrative	13,664	8,664
Stock-based compensation before tax	23,664	8,664
Income tax benefit	-	-
Net stock-based compensation expense	$23,664	$8,664
Effect on earnings per share:
Basic earnings per share	$(0.001)	$(0.001)
Diluted earnings per share	$(0.001)	$(0.001)

As of October 31, 2012, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $60,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 1.2 years.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in (“SEC”) Staff Accounting Bulletin No. 107. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2012 and 2011:

	Year ended October 31,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	40.9%	74.3%
Risk free interest rate	0.3%	1.0%
Expected life of options	3.5 years	3.2 years
Weighted average fair value of options granted	$0.2227	$0.1299

As of October 31, 2012 and 2011, the aggregate intrinsic value of options outstanding was approximately $180,000 and $91,000, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2012 and 2011, no stock options were exercised.

NOTE I - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company maintains domestic cash deposits in an FDIC insured bank and in a money market obligations trust registered under the US Investment Company Act of 1940, as amended. The domestic deposit balances usually exceed federally insured limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2012 or 2011. During the year ended October 31, 2012 revenues from these customers were 12%, 10% and 10%, or a total of 32%, as compared to the same period last year for 5%, 18% and 15%, or a total of 38%, respectively. At October 31, 2012 and 2011 amounts due from these customers represented 33% and 29% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to a global group of affiliated companies which in the aggregate represented 54% and 52% of total Company’s revenues for the years ended October 31, 2012 and 2011, respectively.  At October 31, 2012 and 2011 amounts due from this global group of affiliated companies represented 51% and 37% of total accounts receivable balance, respectively.

NOTE J - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section l165(a)(3)(A) of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Following plan provisions, since the year ended October 31, 2009 the Company temporarily suspended contributions to the plan. During the year ended October 31, 2012 the Company started again to make contributions. Contributions for the year ended October 31, 2012 were $75,144.

NOTE K - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the year ended in October 31, 2012 and 2011. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2012	2011
REVENUES:
Puerto Rico consulting	$15,213,662	$9,050,694
United States consulting	9,159,539	5,868,049
Ireland consulting	3,211,758	3,322,126
Lab (microbiological and chemical testing)	857,948	754,814
Other segments¹	784,260	937,499
Total consolidated revenues	$29,227,167	$19,933,182

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$3,664,238	$2,040,994
United States consulting	2,407,190	1,258,077
Ireland consulting	(245,431)	(71,049)
Lab (microbiological and chemical testing)	(381,406)	(299,348)
Other segments¹	311,021	535,104
Total consolidated income before taxes	$5,755,612	$3,463,778

¹	Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) and related depreciation and amortization expense for the year ended  October 31, 2012 and 2011, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Ireland) is considered insignificant.