Form 10-K/A
period 2012-10-31
Pharma-Bio Serv, Inc.
filed 2013-02-28
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2012 filed by the Registrant with the Securities and Exchange Commission (the "SEC") on January 29, 2013 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2012

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	12

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors

Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	49	Chairman of the Board	2006
Kirk Michel(1),(2)	57	Director	2006
Dov Perlysky(2),(3)	50	Director	2004
Howard Spindel(1)	67	Director	2006
Irving Wiesen(1),(2),(3)	58	Director	2006
_________________
(1)           Member of the Audit Committee and Compensation Committee.

(2)           Member of the Mergers and Acquisition Committee.

(3)           Member of the Nominating Committee.

Elizabeth Plaza has served as the Chairman of the Board since January 2006.  Ms. E. Plaza served as our president and chief executive officer from January 2006 to December 2012.  Ms. E. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year. She is member of the US Department of Commerce National Advisory Council on Minority Business Enterprise and is also member of the Board for the Puerto Rico Commerce & Export Company.

Ms. E. Plaza brings extensive leadership and business experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the pharmaceutical industry, to the Board. Her experience as an entrepreneur in the pharmaceutical industry has given her broad understanding and expertise, particularly relating to business and industry matters.

Kirk Michel, a director since January 25, 2006, has been a managing director of KEMA Advisors, Inc., a boutique investment banking firm located in Hillsborough, North Carolina since 2000. KEMA Advisors provides corporate finance advisory services to middle market companies and governmental agencies. From 1995 to 2000, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as a managing director of an investment banking firm has given him broad understanding and expertise, particularly relating to business and finance matters.

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC a private investment firm since 2000. On January 25, 2006, in connection with the reverse acquisition, Mr. Perlysky resigned as president and became a consultant to us. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is a director of Enzo Biochem, Inc., a growth-oriented life sciences and biotechnology company listed on the New York Stock Exchange, Engex, Inc., a closed-end mutual fund, and Highlands Bancorp, Inc.

Mr. Perlysky brings extensive leadership and business experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the pharmaceutical industry, to the Board. His experience as the former president of the Company has given him broad understanding and expertise, particularly relating to the Company's business and industry.

Howard Spindel, a director since January 25, 2006, has been a consultant with Integrated Management Solutions, a securities industry consulting and recruitment firm which he founded, since 1985. In this capacity, he has also acted as a financial and operations principal, general securities principal, registered representative and options principal for several broker-dealers during this period. He is also a director of Engex, Inc., a closed-end investment company, and Oak Tree Educational Partners, Inc., a training company. Mr. Spindel received a B.S (Accounting) degree from Hunter College and is a Certified Public Accountant.

Mr. Spindel brings extensive leadership, business, and accounting experience to the Board. His experience as a consultant, certified public accountant and board member to other companies has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Irving Wiesen, a director since January 25, 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for over thirty years. For more than the past five years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of FDA regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature from Columbia University and a B.A., cum laude, from Yeshiva University.

Mr. Wiesen brings extensive leadership, business, and legal experience to the Board. He has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for over thirty years. His experience as a practicing lawyer in the pharmaceutical and medical device industries has given him broad understanding and expertise, particularly relating to legal and industry matters impacting the Company.

(b)           Identification of Executive Officers

Name	Age	Position
Nélida Plaza	45	Acting President and Chief Executive Officer, and President of Puerto Rico Operations, and Secretary
Pedro J. Lasanta	53	Chief Financial Officer and Vice President - Finance and Administration

Nélida Plaza has been our Acting President and Chief Executive Officer since January 2013, Vice President of Operations of Pharma-Bio Serv PR, Inc. ("Pharma-PR") since January 2004, the Company's Secretary since January 25, 2006, and the Company's President of Puerto Rico Operations since December 31, 2009, in charge of Scienza Labs, Pharma Academy and Pharma-PR.  She served as the Company's Vice President from January 25, 2006 to December 31, 2009. In July 2000, she joined Pharma-PR as a project management consultant. In the past, she was a unit operations leader and safety manager at E.I. DuPont De Nemours where she was in charge of the full operations of a manufacturing plant and also managed the development, support and audit of environmental, safety and occupational health programs.  She holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. She was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico.  Nélida Plaza and Elizabeth Plaza, the Chair of the Board, are sisters.

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

(c)           Identification of Certain Significant Employees

Not applicable.

(d)           Family Relationships

Elizabeth Plaza and Nélida Plaza are sisters. There is no other family relationship among our officers and directors.

 (e)           Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.

(f)           Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2012 ("Fiscal 2012") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)           Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

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

Our Board has determined that Mr. Spindel qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.pharmabioserv.com.

(j)           Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2012, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all our senior management, including our principal executive officer, principal financial officer and principal accounting officer, and directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides the compensation paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2012 and 2011 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards ($)(3)		All Other Compensation(4)	Total
Elizabeth Plaza, Former President and Chief Executive Officer(1)	2012 2011	$290,023 250,600	$150,000 175,000	(5) (6)	$	- 2,044	$16,380 16,380	$456,403 444,024

Nélida Plaza, Acting President and Chief Executive Officer, President of Puerto Rico Operations and Secretary(2)	2012 2011	$175,600 175,600	$40,000 25,000	(5) (6)		$5,459 1,226	$15,612 15,612	$236,671 217,438

Pedro Lasanta, Chief Financial Officer and Vice President –Finance and Administration	2012 2011	$122,428 110,600	$40,000 25,000	(5) (6)		$5,898 3,362	- -	$168,326 138,962

(1)	Effective December 31, 2012, Elizabeth Plaza stepped down as the Company's President and Chief Executive Officer. Ms. E. Plaza continues to serve as Chairman of the Board.
(2)	Effective January 1, 2013, Nélida Plaza was appointed Acting President and Chief Executive Officer.
(3)
Amounts shown do not reflect compensation received by the officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2012 and 2011 for option grants that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note H – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2012, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

(4)	All other compensation for Elizabeth Plaza and Nélida Plaza correspond to company lease payments for vehicles under their use.
(5)	Represents bonus for services in fiscal 2012, which were paid in January 2013.
(6)	Represents bonus for services in fiscal 2011, which were paid in January 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Elizabeth Plaza(1)	125,000	-	$0.6500	Dec. 20, 2012
	-	250,000	$0.7920	Jan. 23, 2017
Nélida Plaza(2)	75,000	-	$0.6500	Dec. 20, 2012
	-	200,000	$0.7200	Jan. 30, 2017
Pedro Lasanta(3)	30,000	-	$0.5000	Dec. 18, 2013
	-	200,000	$0.7200	Jan. 30, 2017

(1)
Options to purchase 125,000 and 250,000 shares of common stock were granted on December 20, 2007 and January 23, 2012, respectively. Effective December 31, 2012, Elizabeth Plaza stepped down as the Company's President and Chief Executive Officer, and, as a result, all of her options were forfeited.

(2)
Options to purchase 75,000 and 200,000 shares of common stock were granted on December 20, 2007 and January 30, 2012, respectively. These options vest in three equal annual installments beginning on December 20, 2008 and January 30, 2013, respectively.

(3)
Options to purchase 30,000 and 200,000 shares of common stock were granted on December 18, 2008 and January 30, 2012, respectively. These options vest in three equal annual installments beginning on December 18, 2009 and January 30, 2013, respectively.

Employment Agreements

Elizabeth Plaza – Employment Agreement

On January 25, 2008, we entered into an employment agreement with Elizabeth Plaza. Our agreement with Ms. E. Plaza  provides that Ms. E. Plaza will serve as our president and chief executive officer for which she will receive a salary at the annual rate of $250,000. The Company will also provide Ms. E. Plaza with an automobile allowance at the annual rate of $24,828, discretionary bonuses and stock options or other equity-based incentives as shall be determined by our Compensation Committee, except that her bonus shall not be less than 4% or more than 50% of her salary. If we terminate Ms. E. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. E. Plaza the balance of her compensation for her employment terms and her consulting term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since the bonus is discretionary, with a minimum bonus of 4% of Ms. E. Plaza’s salary, unless the Compensation Committee shall have provided for a greater bonus prior to the termination of Ms. E. Plaza’s employment without cause, Ms. E. Plaza would not be entitled to a bonus greater than $10,000, which is 4% of $250,000, the amount of the bonus to be based on the remaining employment term.

On June 9, 2008, we amended the Employment Agreement with Ms. E. Plaza to extend Ms. E. Plaza's term of employment through December 31, 2009.

On March 11, 2009, upon the request of Ms. E. Plaza and upon the approval of the Company’s Compensation Committee, the Company entered into a Second Amendment to Employment Agreement to reduce Ms. E. Plaza’s current annual base salary from $250,000 to $200,000 for the period of January 1, 2009 to February 23, 2009 and to reduce Ms. E. Plaza’s monthly automobile allowance from $2,069 to $1,400.

On March 11, 2009, upon the request of Ms. E. Plaza, and upon the approval of the Company’s Compensation Committee, the Company entered into a Third Amendment to Employment Agreement with Ms. E. Plaza, pursuant to which Ms. E. Plaza will no longer receive an annual base salary effective February 23, 2009.

Effective January 1, 2010, we amended the Employment Agreement of Ms. E. Plaza to extend Ms. E. Plaza's term of employment for an additional six months to expire on July 1, 2010. The amendment also restores Elizabeth Plaza's compensation as originally set forth in the Employment Agreement, dated January 25, 2006, to an annual base salary of $250,000. All other terms and conditions of Ms. E. Plaza's employment agreement, as amended, remain the same. As previously stated, effective January 1, 2009, Ms. E. Plaza's automobile allowance was reduced to $1,400 per month and Ms. E. Plaza has not received a salary from the Company for her services as President and Chief Executive Officer since February 23, 2009.

Effective July 1, 2010, we amended the Employment Agreement of Ms. E. Plaza to extend her term of employment for an additional six months starting on July 1, 2010. All other terms and conditions of Ms. E. Plaza's employment agreement, as amended, remain the same.

Effective August 23, 2010, we amended the Employment Agreement of Ms. E. Plaza to extend her employment term until January 2, 2011, and such term will automatically renew for successive periods of twelve months thereafter, unless renewal is declined by us or Ms. E. Plaza no less than sixty days before the end of any renewal term.

On January 23, 2012, the Company amended the Employment Agreement of Ms. E. Plaza to increase her annual salary from $250,000 to $300,000. Also, pursuant to the terms of the amended Employment Agreement, the Company waived on a one time basis the provisions of Ms. E. Plaza's employment agreement which limits her discretionary bonus to no more than 50% of her salary. Subsequently, the Company's Compensation Committee approved a discretionary bonus of $175,000 for Ms. E. Plaza.

The employment agreement with Ms. E. Plaza was terminated on December 31, 2012 in connection with Ms. E. Plaza's stepping down as President and Chief Executive Officer.

Elizabeth Plaza – Consulting Agreement

On January 7, 2013, the Company entered into a Consulting Agreement with Ms. E. Plaza, effective as of January 1, 2013 (the "Consulting Agreement").  Pursuant to the Consulting Agreement, Ms. E. Plaza will serve as the Company's Senior Strategic Consultant to provide advice and assistance to the Board of Directors and the officers of the Company in order to provide a smooth transition in the management and operations of the Company.  As previously reported, Ms. E. Plaza stepped down as President and Chief Executive Officer of the Company, effective December 31, 2012, and Nélida Plaza was appointed Acting President and Chief Executive Officer, effective January 1, 2013.

Pursuant to the Consulting Agreement, Ms. E. Plaza will receive a consulting fee of $275 per hour, subject to an aggregate amount not to exceed $300,000 during the one year term of the Consulting  agreement.  Additionally, Ms. E. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also includes standard provisions relating to non-competition, confidentiality, and nondisparagement.

Nélida Plaza

On January 25, 2006, we entered into an employment agreement with Nélida Plaza. Our original agreement with Nélida Plaza provided that Ms. N. Plaza will serve as vice president for a term of three years for which she will receive annual compensation at the annual rate of $150,000. She was also entitled to bonus compensation as is determined by the Compensation Committee, not to exceed 50% of her salary. We also agreed to make the lease payments on the automobile she currently leases. Such payments are at the annual rate of approximately $11,592. If we terminate Ms. N. Plaza’s employment other than for cause or as a result of her death or disability, we are required to pay Ms. N. Plaza her compensation for the balance of the term and other benefits, including a pro rata portion of the bonus that would have been paid to her, and her obligations under her non-competition provision terminate. Since Ms. N. Plaza’s employment contract provides for a discretionary bonus, unless the compensation committee shall have provided for a bonus to Ms. N. Plaza prior to the termination of her employment without cause, Ms. N. Plaza would not be entitled to any bonus payment.

On March 11, 2009, upon the approval of the Company’s Compensation Committee, the Company entered into an Amendment to Employment Agreement with Nélida Plaza to extend the term of her employment for an indefinite amount of time and to reduce Ms. N. Plaza’s current annual base salary from $150,000 to $135,000 effective March 1, 2009.

On December 31, 2009, the Employment Agreement, dated January 25, 2006, between the Company and Nélida Plaza, which had an indefinite term, was replaced and superseded by a new employment agreement (in effect, terminating the prior agreement early without penalty or cost to either party).

On December 31, 2009, Pharma-Bio Serv PR, Inc., a subsidiary of the Company, entered into an Employment Agreement with Nélida Plaza, Vice President of Operations and Secretary of the Company, which replaced the Employment Agreement entered into by and between Nélida Plaza and the Company, dated January 25, 2006. Pursuant to the employment agreement, Nélida Plaza will serve as President of Puerto Rico Operations, in charge of Scienza Labs, Integratek, Pharma Academy and Pharma-Bio Serv PR, for an indefinite period of time. Nélida Plaza will also continue to serve as the Secretary of the Company. Pursuant to the employment agreement, Nélida Plaza will be entitled to receive an annual base salary of $175,000 and such bonus compensation as determined by the compensation committee, not to exceed 50% of her salary. Also, she is entitled to receive such stock options or other equity-based incentives as determined by the compensation committee. The Company also agreed to make the lease payments on the automobile she currently leases. If Nélida Plaza's employment is terminated other than for cause or as a result of her death or disability, the Company is required to pay Nélida Plaza the balance of her salary for the working period. In addition, if applicable Nélida Plaza may receive severance under PR labor law No. 80 of May 80, 1976, known as the “Wrongful Discharge Act” (“Ley Despido Injusticado”).

On January 7, 2013, the Company, and Pharma-Bio Serv PR, a wholly-owned subsidiary of the Company, amended the Employment Agreement of Nélida Plaza, Acting President and Chief Executive Officer, President of Puerto Rico Operations and Secretary of the Company, dated December 31, 2009, as amended (the "Amendment").  The Amendment modifies Ms. N. Plaza's annual salary from $175,000 to $225,000 during her term as Acting President and Chief Executive Officer.  Also, the Amendment modifies the term of Ms. N. Plaza's non-compete from two years to one year following the date of her departure from the Company.

Pedro Lasanta

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our chief financial officer, pursuant to which we pay Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. The agreement has a one-year term, which we may extend subject to the approval of the president and chief executive officer and the Audit Committee. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employment.

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

On March 11, 2009, upon the approval of the Company’s Compensation Committee, the Company entered into an Amendment to Employment Agreement with Pedro J. Lasanta to reduce Mr. Lasanta’s current annual base salary from $110,000 to $106,000 and to eliminate Mr. Lasanta’s automobile allowance effective March 1, 2009.

Effective January 1, 2010, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to restore Mr. Lasanta's annual base salary to $110,000. All other terms and conditions of Mr. Lasanta's employment agreement, as amended, remain the same.

On January 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta's annual base salary from $110,000 to $125,000.  All other terms and conditions of Mr. Lasanta's employment agreement, as amended, remain the same.

On December 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta's annual base salary from $125,000 to $150,000 as of January 1, 2013. All other terms and conditions of Mr. Lasanta's employment agreement, as amended, remain the same.

Director Compensation

Effective as of May 6, 2008, non-employee directors receive (i) $1,500 quarterly retainer fee, (ii) $1,000 for attendance at each meeting of the Board of Directors and (iii) $500 for attendance at each Committee meeting. Pursuant to our 2005 Long Term Incentive Plan, as amended (“Plan”), each independent director receives an option to purchase 25,000 shares of the Company’s common stock on the date of his or her election, and, on the first trading day of January in each year thereafter, the independent director received an automatic option to purchase 5,000 shares of the Company’s common stock. On April’s 2007 Annual Meeting of Stockholders, the Plan was amended to increase the automatic stock options grant to 10,000 shares. Mr. Michel, Perlysky, Spindel and Wiesen are our non-employee directors, all of which are independent directors since their appointment in January 2006, except for Mr. Perlysky which became an independent director in February 2009.

The following table summarizes the compensation paid to our non-employee directors for the year ended October 31, 2012.

Name	Fees Earned or Paid in Cash(1)	Option Awards (2)(3)	Total
Kirk Michel	$12,000	$1,495	$13,495
Dov Perlysky	$12,000	$1,495	$13,495
Howard Spindel	$12,000	$1,495	$13,495
Irving Wiesen	$11,500	$1,495	$12,995
______________
(1)	All amounts were earned and paid during fiscal 2012.

(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2012 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note H – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2012, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2012, each of our non-employee directors held the following number of options to purchase shares of common stock:

Messrs. Michel, Spindel, and Wiesen			Dov Perlysky
Grant Date	Options	Exercise Price	Grant Date	Options	Exercise Price
1/02/2008	10,000	$0.7400	1/10/2008	10,000	$0.6980
1/02/2009	10,000	$0.5000	2/02/2009	10,000	$0.5000
1/04/2010	10,000	$0.3400	1/04/2010	10,000	$0.3400
1/03/2011	10,000	$0.2600	1/03/2011	10,000	$0.2600
1/03/2012	10,000	$0.7000	1/03/2012	10,000	$0.7000

Compensation Committee

The members of the Compensation Committee are Kirk Michel, Chairman, Howard Spindel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation plans, policies and benefit programs for employees, generally and (3) administering the employee stock option and benefit plans, when designed by the Board. While performing its duties, the Compensation Committee receives substantial input from the Chief Executive Officer regarding the appropriate level and type of compensation for our executives, excluding the compensation paid to the Chief Executive Officer. The Compensation Committee has determined that no risks exist rising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. A copy of the Compensation Committee’s charter is located on our website at www.pharmabioserv.com.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of February 20, 2013 by:

●	each director;

●	each officer named in the summary compensation table (“Named Executive Officers”);

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and Named Executive Officers as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 20, 2013	Percentage
Directors and Named Executive Officers
Elizabeth Plaza(1)	9,169,518	40.5%
Dov Perlysky(2)	1,972,345	8.7%
Kirk Michel(3)	375,706	1.7%
Howard Spindel(4)	35,000	*
Irving Wiesen(4)	35,000	*
Nélida Plaza(4)	66,666	*
Pedro Lasanta(4)	96,666	*
All Directors and Named Executive Officers as a group
(seven persons)(5)	11,750,901	51.2%
5% or Greater Stockholders
Venturetek, L.P.(6)	3,132,932	13.8%
San Juan Holdings, Inc.(7)	4,100,119	18.1%
Pentland USA, Inc.(8)	1,022,019	4.5%
Fame Associates(9)	1,022,119	4.5%
________________
*	Less than 1%.

(1)
Includes 4,099,241 shares owned by Ms. Plaza directly and 5,070,277 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,277 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until September 1, 2013, unless the business certification expires sooner.

(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 1,164,554 shares of common stock owned by Krovim, LLC, (ii) 772,791 shares owned by LDP Family Partnership and (iii) options issued to Mr. Perlysky to purchase 35,000 shares of common stock, which are vested as of February 20, 2013.  Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.

(3)
The shares of common stock beneficially owned by Mr. Michel consist of 35,000 shares of common stock issuable upon exercise of options, which are vested as of February 20, 2013, and 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(4)	The shares of common stock owned by each of Ms Nélida Plaza, Mr. Spindel Mr. Wiesen and Mr. Lasanta represent shares issuable upon exercise of options, which are vested as of February 20, 2013.

(5)	Includes 303,332 shares issuable upon the exercise of options, which are vested as of February 20, 2013.

(6)
This information was obtained from Amendment No. 4 to Schedule 13 D/A filed by Venturetek, L.P. ("Venturetek") on September 6, 2011. Does not include 1,565,058 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13 D/A filed on January 5, 2011. Mr. David Selengut, the manager of TaurusMax LLC, which is the general partner of Venturetek has sole dispositive power and Elizabeth Plaza has sole voting power over these shares pursuant to a Voting Proxy. The mailing address for Venturetek, L.P. is 150 East 42nd Street, New York, NY 10017.

(7)
Based on the Amendment No. 2 to Schedule 13 D/A filed by San Juan Holdings, Inc. on February 5, 2013 and additional information available to the Company. Includes 1,830,991 shares of common stock issuable upon exercise of warrants. Messrs. Ramon Dominguez and Addison M. Levi III, principals of San Juan Holdings, Inc., have voting and dispositive power over these shares. The mailing address for San Juan Holdings, Inc. is MCS Plaza, Suite #305, 255 Ponce de Leon Ave., San Juan, PR 00917.

(8)
Based on a Schedule 13D filed by Pentland USA, Inc. on May 15, 2006 and additional information available to the Company. Does not include 510,600 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13D. The mailing address for Pentland USA, Inc. is 3333 New Hyde Park Road, New Hyde Park, New York 11042.

(9)
This information was obtained from a Schedule 13D filed by Fame Associates on May 17, 2006. Does not include 510,600 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13D. The mailing address for Fame Associates is 111 Broadway, 20th Floor, New York, New York 10006.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,740,000	$0.6965	760,000
E Equity compensation plans not approved by security holders	1,830,991	$0.0600	16,500
Total	3,570,991		776,500

The securities issuable pursuant to the equity plan that was approved by security holders is the 2005 long-term incentive plan, which was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

The equity compensation plans not approved by security holders are (i) warrants to purchase 1,830,991 shares of common stock issued to San Juan Holdings for services relating to the acquisition of Pharma-PR and (ii) approximately 16,500 shares of common stock underlying options issuable to employees.  In January 2013, San Juan Holdings exercised its warrants to purchase 1,830,991 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board and Former President and Chief Executive Officer. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. During the years ended October 31, 2012 and October 31, 2011, we paid approximately $284,000 and $270,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We were billed by Horwath in 2012 and 2011 as follows:

Description of services:	Fiscal 2012	Fiscal 2011
Audit	$44,925	$41,000
Audit-Related	26,050	23,118
Tax	1,573	3,105
Total Fees	$72,548	$67,223

Audit fees above are professional services associated with the integrated audit of our consolidated financial statements. Audit-Related fees are primarily attributable to services rendered in connection to reviews of our quarterly condensed financial statements. Tax fees are mainly attributable to International tax compliance and, to a lesser degree, planning services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during fiscal 2012 and 2011.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.3	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006
4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006
4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006
4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006
4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009
10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008
10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009
10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009
10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009
10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010
10.9	Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	7/8/2010
10.10	Sixth Employment Agreement Amendment, effective as of August 23, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	8/27/2010
10.11	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006
10.12	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nélida Plaza.	8-K	000-50956	10.4	3/17/2009
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.15	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.16	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009

10.17	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.20	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
10.21	Vendor Agreement dated May 4, 2006 between the Registrant and Schering-Plough Products, L.L.C.	SB-2/A	333-132847	10.12	11/8/2006
10.22	Agreement dated January 17, 2006 between Lilly del Caribe, Inc. and Plaza Consulting Group, Inc.	SB-2/A	333-132847	10.13	11/8/2006
10.23	Agreement effective as of November 1, 2005 between SB Pharmco Puerto Rico Inc. d/b/a GlaxoSmithKline	SB-2/A	333-132847	10.14	10/27/2006
10.24	Seventh Employment Agreement Amendment, dated January 23, 2012 and effective as of January 1, 2012, by and between the Company and Elizabeth Plaza	8-K	000-50956	99.1	1/23/2012
10.25	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.26	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.27	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza	8-K	000-50956	10.1	1/11/2013
10.28	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2013
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2013
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2013
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2013
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2013
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2013
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2013
__________________________
* Filed herewith

**           Furnished herewith

Exhibits 10.4 through 10.18 and 10.24 through 10.28 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Date: February 28, 2013	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).