Form 10-Q
period 2013-01-31
Pharma-Bio Serv, Inc.
filed 2013-03-18
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of March 14, 2013 was 22,664,686.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2013*	October 31, 2012**
ASSETS:
Current assets
Cash and cash equivalents	$7,011,951	$6,538,113
Marketable securities	95,000	95,000
Accounts receivable	7,719,623	7,580,167
Other	435,591	382,773
Total current assets	15,262,165	14,596,053

Property and equipment	1,114,358	1,113,371
Other assets	25,755	25,592
Total assets	$16,402,278	$15,735,016

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$40,231	$39,436
Accounts payable and accrued expenses	1,894,593	2,562,462
Income taxes payable	264,684	173,620
Total current liabilities	2,199,508	2,775,518

Obligations under capital leases	73,554	83,912
Total liabilities	2,273,062	2,859,430

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 22,664,686 and 20,758,695 shares at January 31, 2013 and October 31, 2012, respectively	2,267	2,076
Additional paid-in capital	850,048	678,214
Retained earnings	13,339,959	12,286,714
Accumulated other comprehensive loss	(63,058)	(91,418)
Total stockholders' equity	14,129,216	12,875,586
Total liabilities and stockholders' equity	$16,402,278	$15,735,016

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2013	2012

REVENUES	$7,654,392	$6,359,891

COST OF SERVICES	5,087,624	4,113,246

GROSS PROFIT	2,566,768	2,246,645

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,276,464	884,700

INCOME FROM OPERATIONS	1,290,304	1,361,945

OTHER INCOME (EXPENSE):
Interest expense	(2,100)	(2,247)
Interest income	2,329	3,784
Gain on disposition of property and equipment	-	190
	229	1,727

INCOME BEFORE INCOME TAXES	1,290,533	1,363,672

INCOME TAXES EXPENSE	237,288	217,138

NET INCOME	$1,053,245	$1,146,534

BASIC EARNINGS PER COMMON SHARE	$0.051	$0.055

DILUTED EARNINGS PER COMMON SHARE	$0.046	$0.050

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	20,785,934	20,758,695

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	22,818,031	22,749,156

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2013	2012

NET INCOME	$1,053,245	$1,146,534

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment, net of tax	28,360	(62,280)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	28,360	(62,280)

COMPREHENSIVE INCOME	$1,081,605	$1,084,254

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,053,245	$1,146,534
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposition of property and equipment	-	(190)
Stock-based compensation	2,166	2,166
Depreciation and amortization	81,078	76,293
Increase in accounts receivable	(66,693)	(929,511)
(Increase) decrease in other assets	(57,849)	45,708
(Decrease) in liabilities	(568,961)	(447,041)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	442,986	(106,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(81,455)	(6,961)
Proceeds from disposition of property and equipment	-	681
NET CASH USED IN INVESTING ACTIVITIES	(81,455)	(6,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,859	-
Payments on obligations under capital lease	(9,563)	(7,537)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,296	(7,537)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,011	(28,078)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	473,838	(147,936)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,538,113	4,316,725

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,011,951	$4,168,789

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$146,224	$441,100
Interest	$2,100	$3,783

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$11,692
Property and equipment with accumulated depreciation of $982 disposed during the three months ended January 31, 2012	$-	$1,473
Issuance of common stock pursuant to agreement with investor relations firm	$60,000	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2013
(Unaudited)

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, and Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, and Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company. Pharma-Bio, Pharma-PR, Pharma Serv, Pharma-US, Pharma-IR and Pharma-Spain are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland and Spain under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-Spain is a wholly owned subsidiary which started operations during the quarter ended January 31, 2013. During the three months ended January 31, 2013, Pharma-Spain did not incur significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2012 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying financial data as of January 31, 2013, and for the three-month period ended January 31, 2013 and 2012 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2012.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 94% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 5% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2013, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2013 and October 31, 2012, the accumulated depreciation and amortization amounted to $1,621,436 and $1,540,358, respectively.

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

Foreign Operations

The functional currency of the Company’s foreign subsidiaries is its local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2012 condensed consolidated financial statements to conform them to the January 31, 2013 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB pronouncements including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At January 31, 2013, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of January 31, 2013, the Company believes that the cost base for its available-for-sale securities is recoverable in all material respects.

NOTE C – INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant is effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines are gradually reduced to zero. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%, which is effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

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

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense, and income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2007 through 2012 tax years are open and may be subject to potential examination in one or more jurisdictions. Pharma-Bio's federal income tax return for the year ended October 31, 2008 was examined by the United States Internal Revenue Service, no deficiencies were assessed. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

At January 31, 2013 and October 31, 2012, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			Outstanding Warrants
	Exercise Price	Expiration Date	January 31, 2013	October 31, 2012

Original Warrants A	$0.0600	January 16, 2014	240,800	240,800
Broker Warrants B	$0.0600	January 24, 2014	-	1,830,991
Warrants Total			240,800	2,071,791

In January 2013, the holder of Broker Warrants B exercised its warrants to purchase 1,830,991 shares of common stock.

NOTE E – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). On January 23, 2013, the Company issued 75,000 shares to the investor relations firm pursuant to the agreement.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2013	2012

Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,053,245	$1,146,534
Weighted average number of common shares - used to compute basic earnings per share	20,785,934	20,758,695
Effect of warrants to purchase common stock	1,892,881	1,898,807
Effect of options to purchase common stock	139,216	91,654
Weighted average number of shares - used to compute diluted earnings per share	22,818,031	22,749,156

Options for the purchase of 830,000 shares of common stock for the three-month period ended in January 31, 2012 were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE G – CONCENTRATIONS OF RISK

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States of America, Ireland and Spain. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month periods ended January 31, 2013 and 2012. During the three months ended January 31, 2013, revenues from these customers were 28.3%, 13.5%, and 13.1%, or a total of 54.9%, as compared to the same period last year for 16.3%, 15.9%, and 4.2%, or a total of 36.4%, respectively. At January 31, 2013, amounts due from these customers represented 53.2% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended January 31, 2013, aggregate revenues from these global groups of affiliated companies were 51.4% and 13.1%, or a total of 64.5%, as compared to the same period last year for 70.2 and 4.5%, or a total of 74.7%, respectively. At January 31, 2013 amounts due from these global groups of affiliated companies represented 67.3% of total accounts receivable balance.

NOTE H – SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Europe technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three month period ended in January 31, 2013 and 2012. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2013	2012
REVENUES:
Puerto Rico consulting	$3,544,765	$3,535,433
United States consulting	2,749,703	1,570,376
Europe consulting	854,774	842,141
Lab (microbiological and chemical testing)	366,646	173,719
Other segments¹	138,504	238,222
Total consolidated revenues	$7,654,392	$6,359,891

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$778,303	$937,291
United States consulting	572,311	422,661
Europe consulting	(84,733)	(49,376)
Lab (microbiological and chemical testing)	(10,291)	(65,731)
Other segments¹	34,943	118,827
Total consolidated income before taxes	$1,290,533	$1,363,672

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2013 and October 31, 2012, and related depreciation and amortization expense for the three months ended January 31, 2013 and 2012, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2012. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

We actively operate in Puerto Rico, the United States, Ireland and Spain and continue to pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

While our core business is U.S. Food and Drug Administration (“FDA”) and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/trainings to the industry.

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

The Company holds a tax grant issued by the Puerto Rico Industrial Development Company (“PRIDCO”) which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico.

Industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, customers’ price sensitive procurement processes, and the local and global economies recession continue to be factors and uncertainties that affect our business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise.

For the three months ended January 31, 2013, the Company increased its net revenues by $1.3 million, or 20% when compared to the same period last year. The United States consulting market division led the revenue improvement with an increase in revenues of $1.2 million when compared to the same period last year. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. Business development and operations support expenses in the United States and Puerto Rico markets were increased to follow the consulting business favorable revenue trend of last fiscal year. In addition, we have made business development investments in Spain to diversify our Europe division market, and also continue our efforts to broaden the Lab’s customer base.

The revenue growth, offset by the increase in operational support and business development expenses have led our three months ended January 31, 2013 net income to be approximately $1 million, a slight decrease of $0.1 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2013 and 2012, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2013		2012

Puerto Rico	$4,050	52.9%	$3,948	62.1%
United States	2,749	35.9%	1,570	24.7%
Europe	855	11.2%	842	13.2%
	$7,654		$6,360

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the recently enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes, and recently extended through December 2017, to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2013 and 2012, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2013		2012

Revenues	$7,654	100.0%	$6,360	100.0%
Cost of services	5,088	66.5%	4,113	64.7%
Gross profit	2,566	33.5%	2,247	35.3%
Selling, general and administrative costs	1,276	16.7%	885	13.9%
Other income, net	-	0.0%	2	0.0%
Income before income taxes	1,290	16.8%	1,364	21.4%
Income tax expense	237	3.1%	217	3.4%
Net income	1,053	13.7%	1,147	18.0%

Revenues. Revenues for the three months ended January 31, 2013 were $7.6 million, an increase of approximately $1.3 million, or 20%, when compared to the same period last year. This improvement is mainly attributable to a $1.2 million and $0.2 million revenue increase in the United States consulting market and Lab services, respectively, offset by a decrease in revenues in the Integratek division of $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Integratek’s has been affected by the loss of volume in one of its major customers.

Cost of Services; gross margin. The overall gross margin for the three months ended January 31, 2013 reflected a gross margin net decrease of 1.8 percentage points, when compared to last year. The net decrease is mainly attributable to a decline in Integrateks’ projects, which attained a low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2013 were approximately $1.3 million, a net increase in expenses of approximately $0.4 million as compared to the same period last year. Business development and operations support expenses in the Puerto Rico and United States markets were increased to follow the consulting business favorable revenue trend. In addition, we have made business development investments in Spain to diversify our European division market.

Income Taxes Expense. The favorable variance in the effective income tax rate from the statutory rate is attributable to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense. For the three months ended January 31, 2013 and 2012, the effective income tax rate was 18.4% and 15.9%, respectively, or an increase of 2.5%. The increase is mainly attributable to the United States segment increase in income before tax, which is taxed at a rate higher than nondomestic jurisdictions.

Net Income. Our net income for three months ended January 31, 2013 was approximately $1 million, a slight decrease of $0.1 million when compared with the same period last year. Our net income variance, when compared to the same period last year, is attributable mainly to the aggregate increase in overall gross margin, offset by the increase in selling general and administrative expenses to support the favorable revenue trend and business development expenses to diversify our markets, and the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended January 31, 2013, earnings per common share basic and diluted were $0.051 and $0.046, respectively, a decrease of $0.004 per share (basic and diluted), when compared to the same period last year. The decrease is mainly attributable to the slight decrease in net income, and the increase in common shares basic and diluted of 27,239 and 68,875, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2013, we have generated a working capital increase of approximately $1.2 million, when compared to October 31, 2012.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any trends or events likely to have a material adverse effect on liquidity or Company's finances.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2013.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2012, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.
●	Puerto Rico government enacted ACT 74 of October 22, 2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.
●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.
●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.
●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.
●	Our business and operating results may be impacted if we are unable to maintain our certification as a minority-controlled company.
●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.
●
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

●	We may be unable to pass on increased labor costs to our clients.
●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.
●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products
●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.
●	We may be held liable for the actions of our employees or contractors when on assignment.
●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States and Ireland.
●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.
●	If we make any acquisitions, they may disrupt or have a negative impact on our business.
●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that there are any proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances reported on Current Reports on Form 8-K, we issued the following shares of common stock during the quarter ended January 31, 2013:

On January 23, 2013, we entered into an agreement with an investment relations firm to assist the Company in its shareholder communication efforts.  For these services, in addition to a monthly fee of $10,000, we agreed to issue to the investment relations firm a total of 150,000 shares of the Company's common stock during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively).  On January 23, 2013, we issued 75,000 shares of the Company's common stock to the investor relations firm pursuant to the agreement.  The issuance of the shares of common stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), in accordance with Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

ITEM 6.  EXHIBITS

(a)	Exhibits:

10.1
Consulting Agreement, dated January 7, 2013, by and between the Company and Elizabeth Plaza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2013 and incorporated herein by reference).

10.2
Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2013 and incorporated herein by reference).+

10.3
Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro Lasanta (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).+

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
———————
+	Management contracts or compensatory plans, contracts or arrangements.
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

PHARMA-BIO SERV, INC.

Dated: March 18, 2013	By:	/s/ Nelida Plaza
Nelida Plaza
Acting President and Chief Executive Officer and
President of Puerto Rico Operations and Secretary
(Principal Executive Officer)

	By:	/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)