Form 10-Q
period 2013-04-30
Pharma-Bio Serv, Inc.
filed 2013-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of June 13, 2013 was 22,664,686.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2013*	October 31, 2012**
ASSETS
Current assets
Cash and cash equivalents	$8,493,086	$6,538,113
Marketable securities	95,000	95,000
Accounts receivable	7,611,888	7,580,167
Other	756,007	382,773
Total current assets	16,955,981	14,596,053

Property and equipment	1,049,034	1,113,371
Other assets	28,038	25,592
Total assets	$18,033,053	$15,735,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$38,463	$39,436
Accounts payable and accrued expenses	2,152,175	2,562,462
Income taxes payable	289,642	173,620
Total current liabilities	2,480,280	2,775,518

Obligations under capital leases	65,563	83,912
Total liabilities	2,545,843	2,859,430

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 22,664,686 and 20,758,695 shares at April 30, 2013 and October 31, 2012, respectively	2,267	2,076
Additional paid-in capital	852,214	678,214
Retained earnings	14,727,239	12,286,714
Accumulated other comprehensive loss	(94,510)	(91,418)
Total stockholders' equity	15,487,210	12,875,586
Total liabilities and stockholders' equity	$18,033,053	$15,735,016

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
REVENUES	$8,255,719	$7,041,431	$15,910,111	$13,401,322

COST OF SERVICES	5,134,094	4,645,288	10,221,718	8,758,534

GROSS PROFIT	3,121,625	2,396,143	5,688,393	4,642,788

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,373,911	970,330	2,650,375	1,855,030

INCOME FROM OPERATIONS	1,747,714	1,425,813	3,038,018	2,787,758

OTHER INCOME (EXPENSE):
Interest expense	(1,903)	(2,081)	(4,003)	(4,328)
Interest income	2,658	2,197	4,987	5,981
Gain on disposition of property and equipment	-	-	-	190
	755	116	984	1,843

INCOME BEFORE TAX	1,748,469	1,425,929	3,039,002	2,789,601

INCOME TAX EXPENSE	361,189	237,920	598,477	455,058

NET INCOME	$1,387,280	$1,188,009	$2,440,525	$2,334,543

BASIC EARNINGS PER COMMON SHARE	$0.061	$0.057	$0.112	$0.112

DILUTED EARNINGS PER COMMON SHARE	$0.059	$0.052	$0.105	$0.102

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,664,686	20,758,695	21,709,740	20,758,695

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,366,117	22,829,079	23,158,723	22,802,937

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
NET INCOME	$1,387,280	$1,188,009	$2,440,525	$2,334,543

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, net of tax	(31,452)	5,606	(3,092)	(56,674)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(31,452)	5,606	(3,092)	(56,674)

COMPREHENSIVE INCOME	$1,355,828	$1,193,615	$2,437,433	$2,277,869

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,387,280	$1,188,009	$2,440,525	$2,334,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	-	-	-	(190)
Stock-based compensation	2,166	17,166	4,332	19,332
Depreciation and amortization	83,025	75,408	164,103	151,701
Decrease (increase) in accounts receivable	76,932	(1,193,427)	10,239	(2,122,938)
(Increase) decrease in other assets	(15,722)	(24,375)	(73,571)	21,333
(Decrease) increase in liabilities	(13,923)	(162,492)	(582,884)	(609,533)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,519,758	(99,711)	1,962,744	(205,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(18,278)	(88,878)	(99,733)	(95,839)
Proceeds from disposition of property and equipment	-	-	-	681
NET CASH USED IN INVESTING ACTIVITIES	(18,278)	(88,878)	(99,733)	(95,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	109,859	-
Payments on obligations under capital lease	(9,759)	(7,701)	(19,322)	(15,238)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,759)	(7,701)	90,537	(15,238)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,586)	3,023	1,425	(25,055)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,481,135	(193,267)	1,954,973	(341,203)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,011,951	4,168,789	6,538,113	4,316,725

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,493,086	$3,975,522	$8,493,086	$3,975,522

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$642,431	$543,682	$788,655	$984,782
Interest	$1,903	$545	$4,003	$4,328

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$42,456	$-	$42,456	$11,692
Property and equipment with accumulated depreciation of $982 disposed during the six months ended April 30, 2012	$-	$-	$-	$1,473
Issuance of common stock pursuant to agreement with investor relations firm	$-	$-	$60,000	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2013
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

Pharma-Spain is a wholly owned subsidiary which started operations in January 2013. During the six months ended April 30, 2013, Pharma-Spain did not incur significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2012 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying financial data as of April 30, 2013, and for the three-month and six-month periods ended April 30, 2013 and 2012 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2012.

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

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by, observable market data for substantially the full term of the assets or liabilities.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2013, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2013 and October 31, 2012, the accumulated depreciation and amortization amounted to $1,704,461 and $1,540,358, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present as of April 30, 2013.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2012 condensed consolidated financial statements to conform them to the April 30, 2013 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB pronouncements, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At April 30, 2013, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of April 30, 2013, the Company believes that the cost basis for its available-for-sale securities is recoverable in all material respects.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2007 through 2012 tax years are open and may be subject to potential examination in one or more jurisdictions. Pharma-Bio's federal income tax return for the year ended October 31, 2008 was examined by the United States Internal Revenue Service; no deficiencies were assessed. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

At April 30, 2013 and October 31, 2012, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			Outstanding Warrants
	Exercise Price	Expiration Date	April 30, 2013	October 31, 2012
Original Warrants A	$0.0600	January 16, 2014	240,800	240,800
Broker Warrants B	$0.0600	January 24, 2014	-	1,830,991
Warrants Total			240,800	2,071,791

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

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,387,280	$1,188,009	$2,440,525	$2,334,543
Weighted average number of common shares - used to compute basic earnings per share	22,664,686	20,758,695	21,709,740	20,758,695
Effect of warrants to purchase common stock	228,046	1,908,507	1,090,083	1,905,692
Effect of options to purchase common stock	473,385	161,877	358,900	138,550
Weighted average number of shares - used to compute diluted earnings per share	23,366,117	22,829,079	23,158,723	22,802,937

NOTE G – CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company maintains domestic cash deposits in an FDIC insured bank and in money market obligation trusts registered under the US Investment Company Act of 1940, as amended. The domestic bank deposit balances usually exceed federally insured limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts. In addition, as of April 30, 2013, the Company has approximately $4.5 million in United States Treasury Bills with maturities of three months or less.

Accounts receivable and revenues

Management deems all of its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States, Ireland and Spain. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and six-month periods ended April 30, 2013 and 2012. During the three months ended April 30, 2013, revenues from these customers were 28.6%, 15.0%, and 14.1%, or a total of 57.7%, as compared to the same period last year for 22.3%, 21.6%, and 5.7%, or a total of 49.6%, respectively. During the six months ended April 30, 2013, revenues from these customers were 28.5%, 14.4%, and 13.6%, or a total of 56.5%, as compared to the same period last year for 22.0%, 21.4% and 5.6%, or a total of 49.0%, respectively. At April 30, 2013, amounts due from these customers represented 53.3% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended April 30, 2013, aggregate revenues from these global groups of affiliated companies were 51.2% and 14.1%, or a total of 65.3%, as compared to the same period last year for 52.3% and 6.0%, or a total of 58.3%, respectively. During the six months ended April 30, 2013, aggregate revenues from these global groups of affiliated companies were 51.3% and 13.6%, or a total of 64.9%, as compared to the same period last year for 54.1% and 6.0%, or a total of 60.1%, respectively. At April 30, 2013 amounts due from these global groups of affiliated companies represented 59.3% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2013 and 2012. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
REVENUES:
Puerto Rico consulting	$3,798,142	$3,813,781	$7,342,907	$7,349,214
United States consulting	2,861,528	2,007,143	5,611,231	3,577,519
Europe consulting	849,049	759,508	1,703,823	1,601,649
Lab (microbiological and chemical testing)	641,715	217,147	1,008,361	390,866
Other segments¹	105,285	243,852	243,789	482,074
Total consolidated revenues	$8,255,719	$7,041,431	$15,910,111	$13,401,322

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$935,608	$966,165	$1,726,906	$1,903,455
United States consulting	658,427	536,212	1,230,739	958,873
Europe consulting	(120,132)	(124,122)	(204,864)	(173,498)
Lab (microbiological and chemical testing)	195,100	(51,625)	184,809	(117,357)
Other segments¹	79,466	99,299	101,412	218,128
Total consolidated income before taxes	$1,748,469	$1,425,929	$3,039,002	$2,789,601

1
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2013 and October 31, 2012, and related depreciation and amortization expense for the three-month and six-month periods ended April 30, 2013 and 2012, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2012. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

Industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, including proposed Puerto Rico House Bill 1073, customers’ price sensitive procurement processes, and the local and global economies recession continue to be factors and uncertainties that affect our business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise.

For the six months ended April 30, 2013, the Company increased its net revenues by $2.5 million, or 18% when compared to the same period last year. The United States consulting market division and the Lab led the revenue improvement with an increase in revenues of $2.0 and $0.6 million, respectively, when compared to the same period last year. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. Business development and operations support expenses in the United States and Puerto Rico markets were increased to follow the consulting business favorable revenue trend of last fiscal year. In addition, we have made business development investments in Spain to diversify our Europe division market, and also continue our efforts to broaden the Lab’s customer base.

 The revenue growth, offset by the increase in operational support and business development expenses have led our six months ended April 30, 2013 net income to be approximately $2.4 million, a slight increase of $0.1 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2013 and 2012, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2013		2012		2013		2012
Puerto Rico	$4,545	55.0%	$4,275	60.7%	$8,595	54.0%	$8,222	61.4%
United States	2,862	34.7%	2,007	28.5%	5,611	35.3%	3,578	26.7%
Europe	849	10.3%	759	10.8%	1,704	10.7%	1,601	11.9%
	$8,256		$7,041		$15,910		$13,401

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the recently enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes, and recently extended through December 2017, to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws, including proposed Puerto Rico House Bill 1073, and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends. For a discussion of proposed Puerto Rico House Bill 1073, see Part II, Item 1A Risk Factors.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2013 and 2012, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2013		2012		2013		2012
Revenues	$8,256	100.0%	$7,041	100.0%	$15,910	100.0%	$13,401	100.0%
Cost of services	5,134	62.2%	4,645	66.0%	10,222	64.2%	8,758	65.4%
Gross profit	3,122	37.8%	2,396	34.0%	5,688	35.8%	4,643	34.6%
Selling, general and administrative costs	1,374	16.6%	970	13.7%	2,650	16.7%	1,855	13.8%
Other income, net	-	0.0%	-	0.0%	1	0.0%	2	0.0%
Income before income taxes	1,748	21.2%	1,426	20.3%	3,039	19.1%	2,790	20.8%
Income tax expense	361	4.4%	238	3.4%	598	3.8%	455	3.4%
Net income	1,387	16.8%	1,188	16.9%	2,441	15.3%	2,335	17.4%

Revenues. Revenues for the three and six months ended April 30, 2013 were $8.3 and $15.9 million, an increase of approximately $1.2 and $2.5 million, or 17% and 18%, respectively, when compared to the same periods last year.

The improvement for the three months ended in April 30, 2013, over the same period last year, is mainly attributable to $0.8 million and $0.4 million revenue increase in the United States consulting market and Lab services, respectively, offset by a decrease in revenues in the Integratek division of $0.1 million and other minor revenue gains from other Company divisions.

The revenue increase for the six months ended April 30, 2013, when compared against the same period last year, is mostly attributable to an increase in revenues in the United States consulting market and Lab services in the amount of $2.0 and $0.6 million, respectively, offset by a decrease in revenues in the Integratek division of $0.2 million and other minor revenue gains from other Company divisions.

The United States consulting operation has been able to capture and maintain projects within existing customers, while the Lab has attracted some additional customers that brought non-recurring volume. Integratek has been affected by the loss of volume of one of its major customers. A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland.

Cost of Services; gross margin. The overall gross margin for the three and six months ended April 30, 2013 reflected a gross margin net increase of 3.8 and 1.2 percentage points, respectively, when compared to last year.

For the three and six months ended in April 30, 2013, the net increase in gross margin is mainly attributable to gains in the United States consulting gross margin of approximately 2.3 and 0.1 percentage points, respectively, partially offset by Integratek’s projects decline, which attained a low gross margin yield as a function of billings versus fixed costs of services, and the increase attributable to the Lab gross margin of 1.5 and 1.1 percentage points, respectively, attributable to the favorable yield attained due to the increase in volume versus cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2013 were approximately $1.4 and $2.7 million, respectively, a net increase in expenses of approximately $0.4 and $0.8 million, respectively, as compared to the same period last year. Business development and operations support expenses in the Puerto Rico and United States markets were increased to follow the consulting business favorable revenue trend. In addition, we have made business development investments in Spain to diversify our European division market.

Income Taxes Expense. The favorable variance in the effective income tax rate from the statutory rate is attributable to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense. For the three and six months ended April 30, 2013, the effective income tax rate increased when compared to the same periods last year by 3.9 and 3.4 percentage points, respectively. The increase is mainly attributable to the United States segment increase in income before tax, which is taxed at a rate higher than nondomestic jurisdictions.

Net Income. Our net income for three and six months ended April 30, 2013 was approximately $1.4 and $2.4 million, an increase of $0.2 and $0.1 million, respectively, when compared with the same periods last year. Our net income variance, when compared to the same period last year, is attributable mainly to the aggregate increase in overall gross margin, offset by the increase in selling general and administrative expenses to support the favorable revenue trend and business development expenses to diversify our markets, and the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended April 30, 2013 were $0.061 and $0.059, respectively, an increase of $0.004 and $0.007 per share, respectively, when compared to the same period last year. The slight increase is mainly attributable to the increase in net income, and the increase in common shares basic and diluted of approximately 1.9 and 0.5 million shares, respectively, when compared to the same period last year.

For the six months ended April 30, 2013, earnings per common share basic and diluted were $0.112 and $0.105, respectively, when compared to the same period last year no variance for common share basic and an increase in diluted of $0.003. The slight variance is mainly attributable to the increase in net income, and the increase in common shares basic and diluted of approximately 1.0 and 0.4 million shares, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2013, we have generated a working capital increase of approximately $2.6 million, when compared to October 31, 2012.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its Company’s finances.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2013.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2012, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as requested by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 74 of October 22, 2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●	Proposed Puerto Rico House Bill 1073 (“Tax Load Redistribution & Adjustment Law”) could have a material adverse effect on our business.

●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Our business and operating results may be impacted if we are unable to maintain our certification as a minority-controlled company.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

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

ITEM 1A.  RISK FACTORS.

In our report on Form 10-K for the year ended October 31, 2012, filed with the Securities Exchange Commission on January 29, 2013 (“Form 10-K”), we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectation, including those expressed in any forward-looking statements made in this Form 10-Q. See section titled Forward-Looking Statements located in Part 1, Item 2 of this report. The risk described below supplements the risks described in our Form 10-K.

Proposed Puerto Rico House Bill 1073 (“Tax Load Redistribution & Adjustment Law”) could have a material adverse effect on our business.

The government of Puerto Rico is currently debating significant reforms to the Puerto Rico tax code. Under the legislation as currently proposed, the business to business (“B2B”) sales tax exemption on services may be eliminated and these services may be taxed. While there is considerable uncertainty as to the final outcome of the proposed tax reform, these new laws, if passed, could have a material adverse effect on our business, results of operations, financial position, and cash flows.

ITEM 6.     EXHIBITS

(a)	Exhibits:

3.1	Certificate of Amendment to the Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2013 and incorporated herein by reference).

3.2	Amendment No. 2 to the Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 12, 2013 and incorporated herein by reference).

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
___________________
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

Dated: June 14, 2013