Form 10-Q
period 2013-07-31
Pharma-Bio Serv, Inc.
filed 2013-09-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of September 13, 2013 was 22,702,186.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2013*	October 31, 2012**
ASSETS
Current assets
Cash and cash equivalents	$9,099,619	$6,538,113
Marketable securities	95,000	95,000
Accounts receivable	8,051,867	7,580,167
Other	792,819	382,773
Total current assets	18,039,305	14,596,053

Property and equipment	1,038,805	1,113,371
Other assets	28,109	25,592
Total assets	$19,106,219	$15,735,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$35,357	$39,436
Accounts payable and accrued expenses	1,938,551	2,562,462
Income taxes payable	297,750	173,620
Total current liabilities	2,271,658	2,775,518

Obligations under capital leases	58,711	83,912
Total liabilities	2,330,369	2,859,430

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 22,702,186
and 20,758,695 shares at July 31, 2013 and October 31, 2012, respectively	2,271	2,076
Additional paid-in capital	884,376	678,214
Retained earnings	15,973,754	12,286,714
Accumulated other comprehensive loss	(84,551)	(91,418)
Total stockholders' equity	16,775,850	12,875,586
Total liabilities and stockholders' equity	$19,106,219	$15,735,016
____________
*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
REVENUES	$8,363,709	$7,655,044	$24,273,820	$21,056,366

COST OF SERVICES	5,383,657	5,056,218	15,605,375	13,814,752

GROSS PROFIT	2,980,052	2,598,826	8,668,445	7,241,614

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,446,627	1,026,160	4,097,002	2,881,190

INCOME FROM OPERATIONS	1,533,425	1,572,666	4,571,443	4,360,424

OTHER INCOME (EXPENSE):
Interest expense	(1,704)	(1,915)	(5,707)	(6,243)
Interest income	2,318	2,320	7,305	8,301
Gain on disposition of property and equipment	-	-	-	190
	614	405	1,598	2,248

INCOME BEFORE TAX	1,534,039	1,573,071	4,573,041	4,362,672

INCOME TAX EXPENSE	287,524	297,173	886,001	752,231

NET INCOME	$1,246,515	$1,275,898	$3,687,040	$3,610,441

BASIC EARNINGS PER COMMON SHARE	$0.055	$0.061	$0.167	$0.174

DILUTED EARNINGS PER COMMON SHARE	$0.053	$0.056	$0.155	$0.158

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC	22,668,354	20,758,695	22,032,790	20,758,695

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – DILUTED	23,338,649	22,980,475	23,724,872	22,877,147

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
NET INCOME	$1,246,515	$1,275,898	$3,687,040	$3,610,441

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, net of tax	9,959	(56,488)	6,867	(113,162)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	9,959	(56,488)	6,867	(113,162)

COMPREHENSIVE INCOME	$1,256,474	$1,219,410	$3,693,907	$3,497,279

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,246,515	$1,275,898	$3,687,040	$3,610,441
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Gain on disposition of property and equipment	-	-	-	(190)
Stock-based compensation	2,166	2,166	6,498	21,498
Depreciation and amortization	86,028	80,268	250,131	231,969
Increase in accounts receivable	(390,891)	(292,059)	(380,652)	(2,414,997)
Increase in other assets	(344,201)	(138,018)	(417,772)	(116,685)
(Decrease) increase in liabilities	91,047	214,805	(491,837)	(394,728)
NET CASH PROVIDED BY OPERATING ACTIVITIES	690,664	1,143,060	2,653,408	937,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(75,630)	(59,983)	(175,363)	(155,822)
Proceeds from disposition of property and equipment	-	-	-	681
NET CASH USED IN INVESTING ACTIVITIES	(75,630)	(59,983)	(175,363)	(155,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	109,859	-
Payments on obligations under capital lease	(9,958)	(7,869)	(29,280)	(23,107)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,958)	(7,869)	80,579	(23,107)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,457	(23,545)	2,882	(48,600)
NET INCREASE IN CASH AND CASH EQUIVALENTS	606,533	1,051,663	2,561,506	710,460

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,493,086	3,975,522	6,538,113	4,316,725

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,099,619	$5,027,185	$9,099,619	$5,027,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$280,735	$163,527	$1,069,390	$1,148,309
Interest	$1,705	$1,915	$5,708	$6,243

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$35,035	$27,428	$77,491	$39,120
Property and equipment with accumulated depreciation of $982 disposed during the nine months ended July 31, 2012	$-	$-	$-	$1,473
Issuance of common stock pursuant to agreement with investor relations firm	$30,000	$-	$90,000	$-

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2013
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

Pharma-Spain is a wholly owned subsidiary, which started operations in January 2013. During the nine months ended July 31, 2013, Pharma-Spain did not earn significant revenues or incur significant expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2012 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying financial data as of July 31, 2013, and for the three-month and nine-month periods ended July 31, 2013 and 2012 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2012.

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

Marketable securities consist of an obligation of the Puerto Rico Government Development Bank valued using quoted market prices in active markets with no valuation adjustment. Accordingly, this security is categorized in Level 1.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 93% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2013, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2013 and October 31, 2012, the accumulated depreciation and amortization amounted to $1,790,489 and $1,540,358, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present as of July 31, 2013.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2012 condensed consolidated financial statements to conform them to the July 31, 2013 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB pronouncements, including SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

At July 31, 2013, the marketable securities of $95,000 consisted of a 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. The bond balance approximates its fair market value, therefore no realized or unrealized gains or losses have been recorded.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than its cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of July 31, 2013, the Company believes that the cost basis for its available-for-sale securities is recoverable in all material respects.

NOTE C – INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines are gradually reduced to zero. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the Grant favorable fixed income tax rate of 4%, which is effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

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

Pharma-IR has unused operating losses, which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income indefinitely.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Grant over income tax expense, and income tax permanent differences between financial and tax books income.

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

NOTE D – WARRANTS

At July 31, 2013 and October 31, 2012, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			Outstanding Warrants
	Exercise Price	Expiration Date	July 31, 2013	October 31, 2012
Original Warrants A	$0.0600	January 16, 2014	240,800	240,800
Broker Warrants B	$0.0600	January 24, 2014	-	1,830,991
Warrants Total			240,800	2,071,791

In January 2013, the holder of Broker Warrants B exercised its warrants to purchase 1,830,991 shares of common stock.

NOTE E – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). On January 23, 2013 and July 23, 2013, the Company issued 75,000 and 37,500 shares, respectively, to the investor relations firm pursuant to the agreement.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,246,515	$1,275,898	$3,687,040	$3,610,441
Weighted average number of common shares - used to compute basic earnings per share	22,668,354	20,758,695	22,032,790	20,758,695
Effect of warrants to purchase common stock	227,651	1,923,648	809,921	1,913,879
Effect of options to purchase common stock	442,644	298,132	882,161	204,573
Weighted average number of shares - used to compute diluted earnings per share	23,338,649	22,980,475	23,724,872	22,877,147

NOTE G – CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company maintains domestic cash deposits in an FDIC insured bank and in money market obligation trusts registered under the US Investment Company Act of 1940, as amended. The domestic bank deposit balances usually exceed federally insured limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts. In addition, as of July 31, 2013, the Company has approximately $4.5 million in United States Treasury Bills with maturities of three months or less.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and nine-month periods ended July 31, 2013 and 2012. During the three months ended July 31, 2013, revenues from these customers were 27.5%, 15.7%, and 10.8%, or a total of 54.0%, as compared to the same period last year for 22.7%, 19.8%, and 7.7%, or a total of 50.2%, respectively. During the nine months ended July 31, 2013, revenues from these customers were 28.2%, 14.8%, and 12.7%, or a total of 55.7%, as compared to the same period last year for 22.3%, 20.8% and 6.3%, or a total of 49.4%, respectively. At July 31, 2013, amounts due from these customers represented 57.2% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended July 31, 2013, aggregate revenues from these global groups of affiliated companies were 52.4% and 10.8%, or a total of 63.2%, as compared to the same period last year for 52.6% and 7.7%, or a total of 60.3%, respectively. During the nine months ended July 31, 2013, aggregate revenues from these global groups of affiliated companies were 51.6% and 12.7%, or a total of 64.3%, as compared to the same period last year for 53.5% and 6.6%, or a total of 60.1%, respectively. At July 31, 2013 amounts due from these global groups of affiliated companies represented 66.3% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2013 and 2012. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
REVENUES:
Puerto Rico consulting	$4,092,630	$4,014,807	$11,435,537	$11,364,021
United States consulting	2,748,448	2,446,263	8,359,679	6,023,782
Europe consulting	901,963	780,044	2,605,786	2,381,693
Lab (microbiological and chemical testing)	524,881	222,268	1,533,242	613,135
Other segments¹	95,787	191,662	339,576	673,735
Total consolidated revenues	$8,363,709	$7,655,044	$24,273,820	$21,056,366

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$942,305	$1,037,934	$2,669,212	$2,941,390
United States consulting	494,428	678,071	1,725,167	1,636,945
Europe consulting	(85,939)	(84,695)	(290,803)	(258,193)
Lab (microbiological and chemical testing)	109,871	(124,399)	294,680	(241,756)
Other segments¹	73,374	66,160	174,785	284,286
Total consolidated income before taxes	$1,534,039	$1,573,071	$4,573,041	$4,362,672

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2013 and October 31, 2012, and related depreciation and amortization expense for the three-month and nine-month periods ended July 31, 2013 and 2012, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical trainings/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 285 experienced engineering and life science professionals, and includes former quality assurance managers or directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

Our information technology services and consulting division based in Puerto Rico (“Integratek”) provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others. Integratek is a Microsoft Certified Partner and a reseller for technology products from leading vendors in the market.

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

The Company holds a tax grant issued by the Puerto Rico Industrial Development Company (“PRIDCO”), which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico.

Industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, customers’ price sensitive procurement processes, and the local and global economies recession continue to be factors and uncertainties that affect our business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise.

For the nine months ended July 31, 2013, the Company increased its net revenues by $3.2 million, or 15% when compared to the same period last year. The United States consulting market division and the Lab led the revenue improvement for the nine months ended July 31, 2013 with an increase in revenues of $2.3 and $0.9 million, respectively, when compared to the same period last year. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. Business development and operations support expenses in the United States and Puerto Rico markets were increased to follow the consulting business favorable revenue trend of last fiscal year. In addition, we have made business development investments in Spain to diversify our European division market, and also continue our efforts to broaden the Lab’s customer base.

The revenue growth, offset by the increase in operational support and business development expenses, has led our nine months ended July 31, 2013 net income to be approximately $3.7 million, a slight increase of approximately $0.1 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2013 and 2012, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2013		2012		2013		2012
Puerto Rico	$4,713	56.3%	$4,429	57.9%	$13,308	54.8%	$12,651	60.1%
United States	2,749	32.9%	2,446	31.9%	8,359	34.5%	6,024	28.6%
Europe	902	10.8%	780	10.2%	2,606	10.7%	2,381	11.3%
	$8,364		$7,655		$24,273		$21,056

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154-2010, which imposed temporary excise taxes, and recently extended through December 2017, to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws, and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2013 and 2012, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2013		2012		2013		2012
Revenues	$8,364	100.0%	$7,655	100.0%	$24,273	100.0%	$21,056	100.0%
Cost of services	5,384	64.4%	5,056	66.0%	15,605	64.3%	13,814	65.6%
Gross profit	2,980	35.6%	2,599	34.0%	8,668	35.7%	7,242	34.4%
Selling, general and
administrative costs	1,447	17.3%	1,026	13.4%	4,097	16.9%	2,882	13.7%
Other income, net	1	0.0%	-	0.0%	2	0.0%	2	0.0%
Income before income taxes	1,534	18.3%	1,573	20.6%	4,573	18.8%	4,362	20.7%
Income tax expense	288	3.4%	297	3.9%	886	3.7%	752	3.6%
Net income	1,246	14.9%	1,276	16.7%	3,687	15.2%	3,610	17.1%

Revenues. Revenues for the three and nine months ended July 31, 2013 were $8.3 and $24.3 million, an increase of approximately $0.7 and $3.2 million, or 9% and 15%, respectively, when compared to the same periods last year.

The improvement for the three months ended in July 31, 2013, over the same period last year, is mainly attributable to revenue increase in the United States consulting market and Lab services, each in the amount $0.3 million, plus other minor revenue gains from other Company divisions, offset by a decrease in revenues in the Integratek division of $0.1 million.

The revenue increase for the nine months ended July 31, 2013, when compared against the same period last year, is mostly attributable to an increase in revenues in the United States consulting market and Lab services in the amount of $2.3 and $0.9 million, respectively, plus other minor revenue gains from other Company divisions offset by a decrease in revenues in the Integratek division of $0.3 million.

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

Cost of Services; gross margin. The overall gross margin for the three and nine months ended July 31, 2013 reflected a gross margin net increase of 1.6 and 1.3 percentage points, respectively, when compared to last year.

For the three and nine months ended in July 31, 2013, the net increase in gross margin is mainly attributable to gains in the Lab gross margin of 2.4 and 1.6 percentage points, respectively. This gain is attributable to the favorable yield attained due to the increase in volume versus cost of services, and partially offset by Integratek’s projects decline, which attained a low gross margin yield as a function of billings versus fixed costs of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2013 were approximately $1.4 and $4.1 million, respectively, a net increase in expenses of approximately $0.4 and $1.2 million, respectively, when compared to the same period last year. Business development and operations support expenses in the Puerto Rico and United States markets were increased to follow the consulting business favorable revenue trend. In addition, we have made business development investments in Spain to diversify our European division market.

Income Taxes Expense. The favorable variance in the effective income tax rate from the statutory rate is attributable to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense. For the nine months ended July 31, 2013, the effective income tax rate increased when compared to the same period last year by 2.1 percentage points. The increase is mainly attributable to the United States segment increase in income before tax, which is taxed at a rate higher than nondomestic jurisdictions.

Net Income. Our net income for three and nine months ended July 31, 2013 was approximately $1.2 and $3.7 million, respectively, a slight increase of approximately $0.1 million for the nine month period, and no change for the three month period, when compared with the same periods last year. Our net income variance, when compared to the same periods last year, is attributable mainly to the aggregate increase in overall gross margin, offset by the increase in selling general and administrative expenses to support the favorable revenue trend, business development expenses to diversify our markets, and the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended July 31, 2013 were $0.055 and $0.053, respectively, a decrease of $0.006 and $0.003 per share, respectively, when compared to the same period last year. The slight decrease is mainly attributable to the increase in weighted average common shares basic and diluted of approximately 1.9 and 0.4 million shares, respectively, when compared to the same period last year.

For the nine months ended July 31, 2013, earnings per common share basic and diluted were $0.167 and $0.155, respectively, a decrease of $0.007 and $0.003 per share, respectively, when compared to the same period last year. The slight variance is mainly attributable to the increase in weighted average common shares basic and diluted of approximately 1.3 and 0.8 million shares, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2013, we have generated a working capital increase of approximately $3.9 million, when compared to October 31, 2012.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2013.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2013 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2012, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as requested by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Because our business is concentrated in the pharmaceutical industry any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 154-2010 may affect the willingness of our customers to do business in Puerto Rico and consequently affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Our business and operating results may be impacted if we are unable to maintain our certification as a minority-controlled company.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

●
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States and Ireland.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 1A. RISK FACTORS.

In our report on Form 10-K for the year ended October 31, 2012, filed with the Securities Exchange Commission on January 29, 2013 (“Form 10-K”), we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectation, including those expressed in any forward-looking statements made in this Form 10-Q. See section titled Forward-Looking Statements located in Part 1, Item 2 of this report. The risk described below supplements the risk described in our Form 10-K.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks and in money market obligation trusts registered under the US Investment Company Act of 1940, as amended. The domestic bank deposit balances usually exceed the FDIC insurance limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurance that access to our invested cash will not be impacted by adverse conditions in the financial and credit markets.

ITEM 6. EXHIBITS

(a)  Exhibits:

10.1
Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company's Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).

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
_________________
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

PHARMA-BIO SERV, INC.

Dated: September 16, 2013	By:	/s/ Nelida Plaza
Nelida Plaza
Acting President and Chief Executive Officer and President of Puerto Rico Operations and Secretary
(Principal Executive Officer)

	By:	/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)