Form 10-K
period 2013-10-31
Pharma-Bio Serv, Inc.
filed 2014-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2013 (the last business day of the second quarter of the registrant’s current fiscal year), was $9,054,343.

The number of shares of the registrant’s common stock outstanding as of January 28, 2014 was 23,043,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2013

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

OVERVIEW

We are a compliance, project management and technology transfer support consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, dedicated validation and compliance consulting firms, large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. In addition, we provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 300 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force and also provide services such as those performed by our microbiological testing laboratory facility, our information technology service division, Integratek, and our technical training division, Pharma Serv Academy.

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

We believe the most significant factors to achieving future business growth includes: (i) industry participants' need for compliance consulting and contingent resources support services; (ii) our ability to recruit and retain highly educated and experienced professionals to meet those customer's needs; (iii) our ability to further expand our offerings and services to address the changing needs of our clients; and (iv) our ability to expand our market presence in the United States, Europe and possibly other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients. Our business is affected to the extent the current economic downturn and changning regulations affect the decision of our clients and potential clients to establish operations or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 92% of total revenue), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 2% of total revenue), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 6% of total revenue) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components of our costs of services are resource compensation (salaries and wages, independent contractors’ fees, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiating, where applicable, compensation packages with the resource, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful. As for our laboratory testing operation, the major costs of services components are salaries and wages, occupancy and depreciation expenses, plus consumable goods usage.

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

In addition, we have implemented procedures to respond to client complaints and have in place customer satisfaction survey procedures. As part of our employee performance review, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics and business conduct.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing new markets as part of our growth strategy. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force and also provide new services such as those performed by our microbiological testing laboratory facility.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follow:

●
Continue growth in consulting services in each technical service, quality assurance, regulatory compliance, technology transfer, validation, project management, laboratory testing, technical training and greater market penetration from our marketing and sales efforts;

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

2006 U.S. Validation Compliance Service Business Acquisition

In January 2006, we acquired a validation compliance service business which served as the foundation to enter the United States market. As of October 31, 2013, the United States market represents approximately 34% of the Company's revenues.

2007 Entrance to Ireland Market

In September 2007, through the formation of an Irish subsidiary, we entered into the Ireland market with the intent to provide the same consulting services in Ireland as we provide in the Puerto Rico and United States markets.

2008 Integratek Acquisition

In December 2008, we acquired through one of our subsidiaries the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. With this acquisition, we broaden the portfolio of services to our customer base and also target other potential customers in other industries.

2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab is U.S. Food and Drug Administration ("FDA") registered and ISO 9001 certified. The Lab was also recently certified by the European Medicines Agency ("EMA"). The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2012 Entrance to Spain Market

In January 2012, we initiated a consulting services operation to the Spanish market. Currently, these services are covered under a Spanish subsidiary. Consulting services provided in the Spanish market are similar to those covered in the other markets we serve.

2013 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 24, 2013, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The Company has maintained this certification since July 2008. The certification is subject to renewal on September 24, 2014. Among others, (i) at least 30% minority ownership and (ii) minority company control are part of the requirements for re-certification.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2013 and 2012. During the years ended October 31, 2013 and 2012, these customers accounted for, in the aggregate, 55% and 52% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process. Accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms, large and small. Within the Puerto Rico, United States and Europe markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we enjoy competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (20 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we are pursuing.

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

ENVIRONMENTAL REGULATIONS

Activities in our laboratory testing facility are regulated under Puerto Rico and U.S. federal laws designed to protect workers and the environment. Some of these laws include the Occupational Safety and Health Act and the Resource Conservation and Recovery Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in our processes. We believe we are in material compliance with these laws and that continued compliance will not have a materially adverse effect on our business. No specific accounting for environmental compliance has been maintained or projected by us at this time.

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

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Elizabeth Plaza	50	Chairman and Principal Executive Officer
Nélida Plaza	46	Chief Operating Officer and Secretary
Pedro J. Lasanta	54	Chief Financial Officer and Vice President - Finance and Administration

Elizabeth Plaza has served as the Chairman of the Board since January 2006 and our Principal Executive Officer since January 1, 2014.  Also, Ms. E. Plaza assumed the role of Senior Strategic Consultant of the Company on January 1, 2013. Ms. E. Plaza served as our president and chief executive officer from January 2006 to December 2012.  Ms. E. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year. She is member of the US Department of Commerce National Advisory Council on Minority Business Enterprise and is also member of the Puerto Rico Manufacturer's Association Board of Directors.

Nélida Plaza has served as our Chief Operating Officer since January 1, 2014 and our Secretary since January 2006. Ms. N. Plaza previously served as the Company's Acting President and Chief Executive Officer from January 2013 until December 31, 2013, Vice President of Operations of Pharma-Bio Serv PR, Inc. from January 2004 until December 31, 2013, and the Company's President of Puerto Rico Operations from December 2009 until December 31, 2013. In July 2000, Ms. N. Plaza joined Pharma-PR as a project management consultant. In the past, Ms. N. Plaza was a Unit Operations Leader and Safety Manager at E.I. DuPont De Nemours where she was in charge of all manufacturing operations and was involved with the development, support and audit of environmental, safety and occupational health programs. Ms. N. Plaza holds a M.S. in Environmental Management from the University of Houston in Clear Lake and a B.S. in Chemical Engineering from the University of Puerto Rico. Ms. N. was recognized by Casiano Communications as one of the 40 under 40 distinguished executives in Puerto Rico. Ms. N. and Elizabeth Plaza are sisters.

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

The pharmaceutical industry in Puerto Rico has been decreasing and we believe it will continue to decrease mostly due to the excess capacity the industry is facing due to a reduction in new product launches and expiring patents, thus impacting capital investment, which typically would bring in validation business. Also, the migration of labor intensive manufacturing businesses to markets with generally lower labor costs, such as Asia and South America, will continue to further reduce the presence of labor of chemical and pharmaceutical companies in Puerto Rico.

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

Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of other businesses to commence or expand operations in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis, other businesses may be reluctant to establish or expand their operations in Puerto Rico, and in some case, these businesses may consider closing existing operations carried in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. To the extent that companies in the pharmaceutical and related industries decide not to commence new operations or expand their existing operations in Puerto Rico, or if these businesses close existing operations in Puerto Rico, the market for our services may decline.

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

Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

On September 24, 2013, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 24, 2014. Among others, (i) at least 30% minority ownership and (ii) minority company control are part of the requirements for re-certification. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2013 and 2012, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2013 and 2012, three customers accounted for, in aggregate, approximately 55% and 52% of total revenue, respectively.

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

In an effort to reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project management services, such as ours. As a result, we have less interaction with the end user of our services (typically Quality Control or Manufacturing Operations Leaders) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management/vendor neutral-programs with third-parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins would decline. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular business, which would adversely impact volume and revenue. Some of these vendor neutral programs intend to limit our interaction with our direct end user, and our interaction is limited to the representative of the vendor neutral agency. This limitation impairs our ability to establish and maintain our relationships with our customers and recognition of the value added in the service.

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

Because of the competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting market, we may not be able to compete effectively if we cannot efficiently respond to changes in the structure of the market and developments in technology. For example, changes in the consulting business model to a pure staffing and contingent workforce driven primarily by pricing pressure represents a major threat to our competitive advantage.

Because of recent consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than we have. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled professionals. Also, smaller private local firms may have a greater capacity to respond faster to customers' requests and to better adapt to market changes, such as reduced margins. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot assure you that we will be able to compete effectively in an increasingly competitive market.

Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

Our success in the past has depended in large part on the skills and efforts of Elizabeth Plaza, our former President, Chief Executive Officer and founder. Since January 1, 2013, Elizabeth Plaza assumed the role of Senior Strategic Consultant to the Company. Elizabeth’s Plaza consulting agreement was renewed effective January 1, 2014 for a term of one year. Nélida Plaza was appointed by the Board to the position of Chief Operating Officer for the Company. Ms. N. Plaza previously served as the Company's Acting President and Chief Executive Officer. It is uncertain if these changes will have a material adverse effect on the development and success of our business.

Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Our divisional management heads are highly qualified and recognized professionals that may be attracted by pharmaceutical companies or other competitors. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably. In addition, although we have contracts with Elizabeth Plaza, Nélida Plaza and our divisional management heads, these agreements do not guarantee that they will continue to work for the Company.

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

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks and in money market obligation trusts registered under the US Investment Company Act of 1940, as amended. The domestic bank deposit balances may exceed the FDIC insurance limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurance that access to our invested cash will not be impacted by adverse conditions in the financial and credit markets.

If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

We may require substantial capital or available debt or equity financing to execute on acquisition and expansion opportunities that may come available. We cannot assure you that we will be able to obtain financial resources on terms acceptable to us, or at all. Failure to obtain such financial resources could adversely affect our plans for growth. Until a reliable market providing for sufficient liquidity of our common stock develops, sellers of acquisition candidates may be unwilling to accept our common stock as consideration in a transaction, which could adversely impact our ability to execute on acquisition opportunities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2012, the Company automatically renewed a lease agreement for our main resource facilities in Dorado, Puerto Rico with an affiliate of Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years then remaining under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

In November 2011, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease was for a five-year term with monthly rental payments of $6,282 for the first three years and subsequent increases of four percent per year. During the 2013 fiscal year, the landlord filed for bankruptcy. The lease was renegotiated with a new landlord with an effective date of December 1, 2013. The new lease is for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. The lease has a renewal option for a term of three years with monthly rental payments of $7,424, $7,647 and $7,876, for each of the years, respectively.

The Company maintains office facilities in Cork, Ireland and Madrid, Spain. Both facilities are under month-to-month leases with monthly payments of approximately $900 and $1,900, respectively.

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

Quarter Ending	High Bid	Low Bid
October 31, 2013	$1.65	$1.30
July 31, 2013	1.35	0.96
April 30, 2013	1.38	0.85
January 31, 2013	0.90	0.70
October 31, 2012	0.93	0.76
July 31, 2012	0.89	0.65
April 30, 2012	0.90	0.64
January 31, 2012	0.78	0.65

On January 24, 2014, the closing price of our common stock on the Over the Counter Bulletin Board was $2.04 per share and there were approximately 83 holders of record of our common stock.

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

As of October 31, 2013 and 2012, the Company has not recognized deferred income taxes on $14.4 million and $10.5 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $2.9 million and $1.6 million at October 31, 2013 and 2012, respectively.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,170,000	$0.6831	1,330,000
Equity compensation plan not approved by security holders	-	$0.0600	16,500

The securities issuable pursuant to the equity plan that was approved by security holders, are issuable in accordance with the 2005 long-term incentive plan. The plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

The equity compensation plan not approved by security holders pertain to approximately 16,500 shares of common stock underlying options issuable to employees.

Sales of Unregistered Securities

On January 13, 2014 and January 15, 2014, eight warrant holders exercised their warrants to purchase an aggregate of 240,800 shares of common stock of the Company at an exercise price of $.06 per share (the “Warrants”).  The Warrants issued in 2004 were exercised on a cashless basis and, as a result, the Company issued an aggregate of 233,763 shares of common stock of the Company.  The issuance of the shares of common stock upon the exercise of the Warrants is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), in accordance with Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

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

Overview

We are a compliance, project management and technology transfer support consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 300 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

For the year ended October 31, 2013, the Company increased its net revenues by $3.8 million, or 13%, when compared to the same period last year. The United States consulting market division and the Lab led the revenue improvement for the year ended October 31, 2013 with an increase in revenues of $2.2 and $1.0 million, respectively, when compared to the same period last year. Other company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. Business development and operations support expenses in the United States and Puerto Rico markets were increased to follow the consulting business favorable revenue trend of last fiscal year. In addition, we have made business development investments in Spain to diversify our European division market, and also continue our efforts to broaden the Lab’s customer base.

The revenue growth, offset by the increase in operational support and business development expenses, has led our year ended October 31, 2013 net income to be approximately $4.9 million, an increase of approximately $0.2 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the years ended October 31, 2013 and 2012, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2013		2012
Puerto Rico	$17,973	54.4%	$16,856	57.7%
United States	11,492	34.7%	9,159	31.3%
Europe	3,597	10.9%	3,212	11.0%
	$33,062	100.0%	$29,227	100.0%

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

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2013 and 2012, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2013		2012
Revenues	$33,062	100.0%	$29,227	100.0%
Cost of services	21,229	64.2%	19,355	66.2%
Gross profit	11,833	35.8%	9,872	33.8%
Selling, general and administrative expenses	5,761	17.4%	4,138	14.2%
Other income, net	4	0.0%	22	0.1%
Income before income taxes	6,076	18.4%	5,756	19.7%
Income tax expense	1,170	3.6%	1,069	3.7%
Net income	4,906	14.8%	4,687	16.0%

Revenues. Revenues for the year ended October 31, 2013 were $33.1 million, an increase of approximately $3.8 million, or 13%, when compared to last year. This improvement is mainly attributable to $2.2 and $1.0 million gain in the United States consulting market and Lab services, respectively, plus other minor revenue gains from other Company divisions, offset by a decrease in revenues in the Integratek division of $0.4 million.

During the year ended October 31, 2013, the United States consulting operation has been able to capture and maintain projects within existing customers, while the Lab has attracted some additional customers that brought non-recurring volume. Integratek has been affected by the loss of volume of one of its major customers. A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2013 reflected a gross profit net improvement of 2.0 percentage points, when compared to last year.

The Company’s net increase in gross margin is mainly attributable to gains in the Lab gross margin of 1.4 percentage points, while consulting services accounted for the remaining net gross margin improvement. The favorable Lab contribution to gross margin is attributable to the favorable yield attained in the Lab due to the increase in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2013 were approximately $5.7 million, a net increase in expenses of approximately $1.6 million as compared to last year.

Business development and operations support expenses in the Puerto Rico and United States markets were increased to follow the consulting business favorable revenue trend. We have also made business development investments in Spain to diversify our European division market.

Income Taxes Expense. The favorable variance in the effective income tax rate from the statutory rate is attributable to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense. For the year ended October 31, 2013, the effective income tax rate increased when compared to the same period last year by 0.7 percentage points. The increase is mainly attributable to the United States segment increase in income before tax, which is taxed at a rate higher than nondomestic jurisdictions.

Net Income. Our net income for year ended October 31, 2013 was approximately $4.9 million, an increase of $0.2 million, or an increase of 4.7%, when compared to last year.

For the year ended October 31, 2013, earnings per common share basic and diluted were $0.221 and $0.207, respectively, a common share basic decrease of $0.005 and common share diluted increase of $0.003, when compared to last year. The decrease is primarily attributable to an increased number of shares outstanding.

Our net income improvement is attributable mainly to the increase in overall gross profit, the savings obtained by the Grant, offset by the increase in selling general and administrative expenses to support the favorable revenue trend.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2013, we generated a working capital increase of approximately $5.3 million.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2013.

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

Marketable securities available-for-sale consist of U.S. Treasury securities and an obligation from the Puerto Rico Government Development Bank valued using quoted market prices in active markets. Accordingly, these securities are categorized in Level 1.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 92% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2013, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

●
Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations carried in Puerto Rico.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2013, based on the specified criteria.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2013, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2013, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2013, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2013, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2013, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
4.1	Form of warrant issued to Investors in January 2006 private placement	8-K	000-50956	4.2	1/31/2006
4.2	Form of warrant held by initial warrant holders	8-K	000-50956	4.3	1/31/2006
4.3	Form of warrant held by San Juan Holdings	8-K	000-50956	4.4	1/31/2006
4.4	Form of warrants issued to broker-dealers in January 2006 private placement	8-K	000-50956	4.5	1/31/2006
4.5	Form of First Amendment to Series C Common Stock Purchase Warrant.	8-K	000-50956	4.1	1/29/2009
10.1	Form of subscription agreement for January 2006 private placement	8-K	000-50956	99.1	1/31/2006
10.2	Registration rights provisions for the subscription agreement relating to January 2006 private placement	8-K	000-50956	99.2	1/31/2006
10.3	Registration rights provisions for Elizabeth Plaza and San Juan Holdings, Inc.	8-K	000-50956	99.3	1/31/2006
10.4	Employment Agreement dated January 2, 2008 between the Registrant and Elizabeth Plaza	10-KSB	000-50956	10.5	1/31/2008
10.5	Amendment to Employment Agreement dated June 9, 2008 between the Registrant and Elizabeth Plaza	10-K	000-50956	10.5	1/29/2009
10.6	Second Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	3/17/2009
10.7	Third Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.2	3/17/2009
10.8	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Elizabeth Plaza.	8-K	000-50956	10.1	1/07/2010

10.9	Employment Agreement Amendment, effective as of July 1, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	7/8/2010
10.10	Sixth Employment Agreement Amendment, effective as of August 23, 2010, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	8/27/10
10.11	Employment Agreement dated January 25, 2006 between the Registrant and Nélida Plaza	8-K	000-50956	99.5	1/31/2006
10.12	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Nélida Plaza.	8-K	000-50956	10.4	3/17/2009
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement dated November 5, 2007 between the Registrant and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.15	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.16	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.3	3/17/2009
10.17	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.20	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
10.21	Seventh Employment Agreement Amendment, dated January 23, 2012 and effective as of January 1, 2012, by and between the Company and Elizabeth Plaza	8-K	000-50956	99.1	1/23/2012

10.22	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.23	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.24	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza	8-K	000-50956	10.1	1/11/2013
10.25	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.26	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro Lasanta	8-K	000-50956	10.1	1/7/13
10.27	Consulting Agreement, dated January 7, 2013, by and between the Company and Elizabeth Plaza	8-K	000-50956	10.1	1/11/13
10.28	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.29	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.30	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Horwath Vélez & Co, PSC
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
———————

*   Filed herewith

**  Furnished herewith

Exhibits 10.4 through 10.18 and 10.21 through 10.30 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 29, 2014	By:	/s/ Elizabeth Plaza
		Name:	Elizabeth Plaza
		Title:	Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth Plaza	Chairman	January 29, 2014
Elizabeth Plaza	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer and Vice President - Finance and Administration	January 29, 2014
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Director	January 29, 2014
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2014
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2014
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2014
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2014
Puerto Rico Society of Certified Public Accountants
Stamp number E95238 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2013 and 2012

	October 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$12,045,923	$6,538,113
Marketable securities	71,260	95,000
Accounts receivable	7,403,987	7,580,167
Other	767,452	382,773
Total current assets	20,288,622	14,596,053

Property and equipment	976,423	1,113,371
Other assets	16,891	25,592
Total assets	$21,281,936	$15,735,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$32,188	$39,436
Accounts payable and accrued expenses	2,825,532	2,562,462
Income taxes payable	322,731	173,620
Total current liabilities	3,180,451	2,775,518

Obligations under capital leases	51,724	83,912
Total liabilities	3,232,175	2,859,430

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 22,702,186 and 20,758,695 shares at October 31, 2013 and 2012, respectively	2,271	2,076
Additional paid-in capital	931,039	678,214
Retained earnings	17,193,203	12,286,714
Accumulated other comprehensive loss	(76,752)	(91,418)
Total stockholders' equity	18,049,761	12,875,586
Total liabilities and stockholders' equity	$21,281,936	$15,735,016

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2013 and 2012

	Years ended October 31,
	2013	2012
REVENUES	$33,062,010	$29,227,167

COST OF SERVICES	21,228,554	19,355,440

GROSS PROFIT	11,833,456	9,871,727

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	5,761,742	4,138,111

INCOME FROM OPERATIONS	6,071,714	5,733,616

OTHER INCOME (EXPENSE):
Interest expense	(7,213)	(7,425)
Interest income	10,326	11,076
Gain on disposition of property and equipment	1,483	18,345
	4,596	21,996

INCOME BEFORE INCOME TAXES	6,076,310	5,755,612

INCOME TAXES	1,169,821	1,068,606

NET INCOME	$4,906,489	$4,687,006

BASIC EARNINGS PER COMMON SHARE	$0.221	$0.226

DILUTED EARNINGS PER COMMON SHARE	$0.207	$0.204

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	22,201,514	20,758,695

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,660,362	22,939,701

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2013 and 2012

	Years ended October 31,
	2013	2012

NET INCOME	$4,906,489	$4,687,006

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	38,406	(71,409)
Net unrealized losses on available-for-sale securities	(23,740)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	14,666	(71,409)

COMPREHENSIVE INCOME	$4,921,155	$4,615,597

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2013 and 2012

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT OCTOBER 31, 2011	20,758,695	$2,076	-	$-	$654,550	$7,599,708	$(20,009)	$8,236,325

STOCK-BASED COMPENSATION	-	-	-	-	23,664	-	-	23,664

NET INCOME	-	-	-	-	-	4,687,006	-	4,687,006

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(71,409)	(71,409)

BALANCE AT OCTOBER 31, 2012	20,758,695	2,076	-	-	678,214	12,286,714	(91,418)	12,875,586

STOCK-BASED COMPENSATION	-	-	-	-	53,161	-	-	53,161

CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,830,991	183			109,676			109,859

ISSUANCE OF COMMON STOCK PURSUANT TO AGREEMENT WITH INVESTOR RELATIONS FIRM	112,500	12			89,988			90,000

NET INCOME	-	-	-	-	-	4,906,489	-	4,906,489

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	14,666	14,666

BALANCE AT OCTOBER 31, 2013	22,702,186	$2,271	-	$-	$931,039	$17,193,203	$(76,752)	$18,049,761

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2013 and 2012

	Years ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,906,489	$4,687,006
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of property and equipment	(1,483)	(18,345)
Stock-based compensation	53,161	23,664
Depreciation and amortization	344,520	321,732
Decrease (increase) in accounts receivable	428,309	(2,735,046)
Increase in other assets	(383,939)	(50,486)
Increase in liabilities	279,629	230,541
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,626,686	2,459,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(219,352)	(187,362)
Proceeds from disposition of property and equipment	13,946	18,836
NET CASH USED IN INVESTING ACTIVITIES	(205,406)	(168,526)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,859	-
Payments on obligations under capital lease	(39,436)	(32,826)
NET CASH USED IN FINANCING ACTIVITIES	70,423	(32,826)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,107	(36,326)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,507,810	2,221,388

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,538,113	4,316,725

CASH AND CASH EQUIVALENTS – END OF YEAR	$12,045,923	$6,538,113

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,325,910	$1,543,021
Interest	$7,213	$7,425

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
PrProperty and equipment with accumulated depreciation of $4,532 and $32,122 disposed during the years ended October 31, 2013 and 2012, respectively.	$16,995	$32,613
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$204,325	$39,120
Issuance of common stock pursuant to agreement with investor relations firm	$90,000	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$32,795

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2013 and 2012

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”) both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, and Pharma-Bio Serv SL (“Pharma-Spain”) a Spanish limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Pharma-US, Pharma-IR and Pharma-Spain are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland and Spain under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

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

Marketable securities available-for-sale consist of U.S. Treasury securities and an obligation from the Puerto Rico Government Development Bank valued using quoted market prices in active markets. Accordingly, these securities are categorized in Level 1.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 92% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 2% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues), which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in money market obligation’s trusts that are registered under the U.S. Investment Company Act of 1940 and liquid investments with original maturities of three months or less.

Marketable Securities

We consider our marketable security investment portfolio and marketable equity investments as available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in other comprehensive income; whereas realized gains and losses are included in earnings and determined based on the specific identification method.

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

The Company follows guidance from the Financial Accounting Standards Board ("FASB") related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2013, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Foreign Operations

The functional currency of the Company’s foreign subsidiaries are its local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2014.

The Company has determined that there are no events occurring in this period that required disclosure in or adjustment except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2012 consolidated financial statements to conform them to the October 31, 2013 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2013:

Type of security as of October 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(23,740)	71,260
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(23,740)	$4,571,260

At October 31, 2013 and 2012, the above marketable securities included a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. As of October 31, 2012, this bond was the only marketable security investment, and its balance approximated its fair market value, therefore no realized or unrealized gains or losses were recorded then.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2013 and 2012:

Classification in the Consolidated Balance Sheets	2013	2012
Cash and cash equivalents	$4,500,000	$—
Marketable securities	71,260	95,000
Total available-for-sale securities	$4,571,260	$95,000

Cash and cash equivalents in the table above exclude cash in banks of approximately $7.5 million as of October 31, 2013.

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

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2013 and 2012 consisted of the following:

		October 31,
	Useful life (years)	2013	2012
Vehicles	5	$292,662	$269,267
Leasehold improvements	5-8	598,040	598,040
Computers	3	593,273	522,792
Equipment	3-7	1,223,096	1,126,415
Furniture and fixtures	10	149,698	137,215
Total		2,856,769	2,653,729
Less: Accumulated depreciation and amortization		(1,880,346)	(1,540,358)
Property and equipment, net		$976,423	$1,113,371

NOTE D - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant are not subject to a Baseline and are allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 2011 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax.

Currently, Puerto Rico operations not covered under the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 30%. Effective with our fiscal year end October 31, 2014, the maximum income tax rate under the Puerto Rico Internal Revenue Code will be 39%. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

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

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2013, and 2012 is as follows:

	October 31,
	2013	2012
United States federal statutory rate	35.0%	35.0%
Non United States earnings invested indefinitely, and
Puerto Rico Act 73 Tax Grant effect	(15.7)%	(17.0)%
Other, net	-%	0.6%
Effective tax rate	19.3%	18.6%

As of October 31, 2013 and 2012, the Company has not recognized deferred income taxes on $14.4 million and $10.5 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $2.9 million and $1.6 million at October 31, 2013 and 2012, respectively.

At October 31, 2013, Pharma-Spain and Pharma-IR have unused operating losses of approximately $178,000 and $727,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028 for Pharma-Spain and indefinitely for Pharma-IR. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain and Pharma-IR of approximately $35,000 and $90,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland and Spain. Tax years ending October 31, 2008 through October 31, 2013 are open and may be subject to potential examination in one or more jurisdictions. During the fiscal year ended October 31, 2012, Pharma-Bio's federal income tax return for the year ended October 31, 2008 was examined by the United States Internal Revenue Service, no deficiencies were assessed. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE E – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $200,158 (accumulated amortization of $127,205 and $87,174) as of October 31, 2013 and 2012, respectively. Amortization expense for vehicles under non-cancelable lease agreements amounted to $40,032 and $34,566 in the years ended October 31, 2013 and 2012, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2013:

Twelve months ending October 31,	Amount
2014	$36,402
2015	24,293
2016	24,242
2017	6,264
Total future minimum lease payments	91,201
Less: Amount of imputed interest	(7,289)
Present value of future minimum lease payments	83,912
Current portion of obligation under capital leases	(32,188)
Long-term portion	$51,724

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under four different rental agreements.

In February 2012, the Company automatically renewed a lease agreement, with an affiliate of our principal executive officer, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

In November 2011, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease was for a five-year term with monthly rental payments of $6,282 for the first three years and subsequent increases of four percent per year. During the 2013 fiscal year, the landlord filed for bankruptcy. The lease was renegotiated with a new landlord with an effective date of December 1, 2013. The new lease is for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. The lease has a renewal option for a term of three years with monthly rental payments of $7,424, $7,647 and $7,876, for each of the years, respectively.

The Company maintains office facilities in Cork, Ireland and Madrid, Spain. Both facilities are under month-to-month leases with monthly payments of approximately $900 and $1,900, respectively.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2013 are as follows:

Amount
2014	$388,212
2015	403,854
2016	420,277
2017	166,101
2018	81,330
Thereafter	177,261
Total minimum lease payments	$1,637,035

Rent expense during the years ended October 31, 2013 and 2012 was $521,800 and $411,100, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE F – WARRANTS

At October 31, 2013 and 2012, the Company had outstanding warrants to purchase shares of the Company’s common stock as follows:

			Outstanding Warrants October 31,
	Exercise Price	Expiration Date	2013	2012
Original Warrants A	$0.06	January 16, 2014	240,800	240,800
BrBroker Warrants B	$0.06	January 24, 2014	-	1,830,991
Warrants Total			240,800	2,071,791

In January 2013, the holder of Broker Warrants B exercised its warrants to purchase 1,830,991 shares of common stock. All Original Warrants A were exercised by its holders in January 2014.

NOTE G – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). As of January 24, 2014, pursuant to the terms of the agreement with the investor relations firm, all shares were issued.

NOTE H – EARNINGS PER SHARE

The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2013	2012
N Net t income available to common equity holders - used to compute basic and diluted earnings per share	$4,906,489	$4,687,006

WWeighted average number of common shares - used to compute basic earnings per share	22,201,514	20,758,695
Effect of warrants to purchase common stock	665,911	1,919,849
Effect of options to purchase common stock	792,937	261,157
WWeighted average number of shares - used to compute diluted earnings per share	23,660,362	22,939,701

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

The 2005 Plan stock options activity and status for the years ended October 31, 2013 and 2012 was as follows:

	Year ended October 31,
	2013		2012
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,740,000	$0.6965	454,585	$0.5804
Granted	40,000	$0.7500	1,355,000	$0.7372
Exercised	-		-
Expired and/or forfeited	(610,000)	$0.7257	(69,585)	$0.7317
Total outstanding at end of year	1,170,000	$0.6831	1,740,000	$0.6965

Outstanding exercisable stock options at end of year	523,327	$0.6294	430,000	$0.5702

	October 31, 2013		October 31, 2012
Weighted average remaining years in contractual life for:
Total outstanding options	3.0 years		3.4 years
Outstanding exercisable options	2.6 years		1.0 years
Shares of common stock available for issuance pursuant to future stock option grants	1,330,000		760,000

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2013	2012
Stock-based compensation expense:
Cost of services	$11,121	$10,000
Selling, general and administrative	42,040	13,664
Stock-based compensation before tax	53,161	23,664
Income tax benefit	-	-
Net stock-based compensation expense	$53,161	$23,664
Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.001)
Diluted earnings per share	$(0.002)	$(0.001)

As of October 31, 2013, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $60,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.8 years.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2013 and 2012:

	Year ended October 31,
	2013	2012
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	47.7%	40.9%
Risk free interest rate	0.4%	0.3%
Expected life of options	3.2 years	3.5 years
Weighted average fair value of options granted	$0.2495	$0.2227

As of October 31, 2013 and 2012, the aggregate intrinsic value of options outstanding was approximately $1,108,000 and $180,000, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. For the years ended October 31, 2013 and 2012, no stock options were exercised.

NOTE J - CONCENTRATION OF RISKS

Cash and cash equivalents

The Company domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2013 or 2012. During the year ended October 31, 2013 revenues from these customers were 28%, 15% and 12%, or a total of 55%, as compared to the same period last year for 25%, 19% and 8%, or a total of 52%, respectively. At October 31, 2013 and 2012, amounts due from these customers represented 38% and 49% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global group of affiliated companies. During the year ended October 31, 2013, aggregate revenues from these global groups of affiliated companies were 51% and 12%, or a total of 63%, as compared to the same period last year for 54% and 8%, or a total of 62%, respectively. At October 31, 2013 and 2012, amounts due from this global group of affiliated companies represented 47% and 60% of total accounts receivable balance, respectively.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the year ended in October 31, 2013 and 2012. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2013	2012
REVENUES:
Puerto Rico consulting	$15,833,248	$15,213,662
United States consulting	11,334,094	9,159,539
Europe consulting	3,596,648	3,211,758
Lab (microbiological and chemical testing)	1,866,935	857,948
Other segments¹	431,085	784,260
Total consolidated revenues	$33,062,010	$29,227,167

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$3,673,143	$3,664,238
United States consulting	2,227,771	2,407,190
Europe consulting	(319,193)	(245,431)
Lab (microbiological and chemical testing)	250,500	(381,406)
Other segments¹	244,089	311,021
Total consolidated income before taxes	$6,076,310	$5,755,612

¹	Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the year ended  October 31, 2013 and 2012, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

NOTE L - RETIREMENT PLAN

Pharma-PR has a qualified profit sharing plan in accordance with the provision of Section 1081.01 of the Puerto Rico Code, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2013 and 2012 were $91,500 and $75,100, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

Our Chairman of the Board of Directors, stepped down as President and Chief Executive Officer of the Company, effective December 31, 2012. On January 7, 2013, the Company entered into a Consulting Agreement with our Chairman, effective as of January 1, 2013 (the "Consulting Agreement").  Pursuant to the Consulting Agreement, the Chairman will serve as the Company's Senior Strategic Consultant to provide advice and assistance to the Board of Directors and the officers of the Company. Pursuant to the Consulting Agreement, the Chairman will receive a consulting fee on a per hour basis, subject to an aggregate amount not to exceed $300,000 during the one year term of the Consulting Agreement.  Additionally, the Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also includes standard provisions relating to non-competition, confidentiality, and non-disparagement. On July 17, 2013, the Compensation Committee of the Board of Directors of the Company approved up to 720 additional hours of consulting services to be provided by the Chairman at the previously established rate of $275 per hour during the one year term of the Consulting Agreement.

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  Pursuant to the Consulting Agreement, the Consultant will receive a monthly fee of $42,000 during the one year term of the Consulting Agreement.  Additionally, our Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement.