Form 10-Q
period 2014-01-31
Pharma-Bio Serv, Inc.
filed 2014-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of March 14, 2014 was 23,049,462.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2014*	October 31, 2013**
ASSETS:
Current assets
Cash and cash equivalents	$13,782,775	$12,045,923
Marketable securities	64,124	71,260
Accounts receivable	5,671,395	7,403,987
Other	658,729	767,452
Total current assets	20,177,023	20,288,622

Property and equipment	884,477	976,423
Other assets	16,839	16,891
Total assets	$21,078,339	$21,281,936

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$27,680	$32,188
Accounts payable and accrued expenses	1,844,385	2,825,532
Income taxes payable	419,238	322,731
Total current liabilities	2,291,303	3,180,451

Obligations under capital leases	45,873	51,724
Total liabilities	2,337,176	3,232,175

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 23,043,094 and 22,702,186 shares at January 31, 2014 and October 31, 2013, respectively	2,304	2,271
Additional paid-in capital	978,136	931,039
Retained earnings	17,855,106	17,193,203
Accumulated other comprehensive loss	(94,383)	(76,752)
Total stockholders' equity	18,741,163	18,049,761
Total liabilities and stockholders' equity	$21,078,339	$21,281,936

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2014	2013
REVENUES	$7,007,652	$7,654,392

COST OF SERVICES	4,635,451	5,087,624

GROSS PROFIT	2,372,201	2,566,768

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,544,581	1,276,464

INCOME FROM OPERATIONS	827,620	1,290,304

OTHER INCOME, NET	-	229

INCOME BEFORE INCOME TAXES	827,620	1,290,533

INCOME TAX EXPENSE	165,687	237,288

NET INCOME	$661,933	$1,053,245

BASIC EARNINGS PER COMMON SHARE	$0.029	$0.051

DILUTED EARNINGS PER COMMON SHARE	$0.028	$0.046

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,776,093	20,785,934

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,725,279	22,818,031

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2014	2013
NET INCOME	$661,933	$1,053,245

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation (loss) gain	(10,495)	28,360
Net unrealized losses on available-for-sale securities	(7,136)	-

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(17,631)	28,360

COMPREHENSIVE INCOME	$644,302	$1,081,605

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$661,933	$1,053,245
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,100	2,166
Depreciation and amortization	91,655	81,078
Decrease (increase) in accounts receivable	1,731,636	(66,693)
Decrease (increase) in other assets	108,691	(57,849)
Decrease in liabilities	(859,363)	(568,961)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,751,652	442,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(81,455)
NET CASH USED IN INVESTING ACTIVITIES	-	(81,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	109,859
Payments on obligations under capital lease	(10,359)	(9,563)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,359)	100,296
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,441)	12,011
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,736,852	473,838

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,045,923	6,538,113

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,782,775	$7,011,951

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$69,180	$146,224
Interest	$1,305	$2,100

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$9,070	$-
Conversion of cashless exercise of warrants and options to shares of common stock	$30	$-
Issuance of common stock pursuant to agreement with investor relations firm	$30,000	$60,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2014
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2013 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2014 are not necessarily indicative of expected results for the full 2014 fiscal year.

The accompanying financial data as of January 31, 2014, and for the three-month period ended January 31, 2014 and 2013 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2013.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2014, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2014 and October 31, 2013, the accumulated depreciation and amortization amounted to $1,972,001 and $1,880,346, respectively.

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

Income Per Share of Common Stock

Basic income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2013 condensed consolidated financial statements to conform them to the January 31, 2014 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB pronouncements, and SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of January 31, 2014 and October 31, 2013:

Type of security as of January 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(30,876)	64,124
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(30,876)	$4,564,124

Type of security as of October 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(23,740)	71,260
Total interest-bearing and available-for-sale securities	$$4,595,000	$—	$(23,740)	$4,571,260

At January 31, 2014 and October 31, 2013, the above marketable securities included a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of January 31, 2014 and October 31, 2013:

Classification in the Consolidated Balance Sheets	January 31, 2014	October 31, 2013
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	64,124	71,260
Total available-for-sale securities	$4,564,124	$4,571,260

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.3 and $7.5 million as of January 31, 2014 and October 31, 2013, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of January 31, 2014 and October 31, 2013, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant were not subject to a Baseline and were allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%, which is effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

Effective with our fiscal year ended October 31, 2014, Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

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

Pharma-Spain and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income until October 31, 2018 for Pharma-Spain and indefinitely for Pharma-IR.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense, and income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico and Ireland. The 2010 (2009 for Puerto Rico) through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

At October 31, 2013, the Company had outstanding warrants to purchase 240,800 shares of the Company’s common stock at an exercise price of $0.06. In January 2014, all of these warrants were exercised on a cashless basis, resulting in a net issuance of 233,763 shares of common stock. As of January 31, 2014, the Company had no warrants outstanding.

NOTE E – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). As of January 31, 2014, pursuant to the terms of the agreement with the investor relations firm, all shares were issued. Effective February 1, 2014, the agreement with the investor relations firm was renegotiated for a term of one year. Under the new provisions of the agreement, the Company will no longer grant common shares to the investor relations firm, all other provisions of the original agreement were maintained.

During the three months ended January 31, 2014, in addition to the 37,500 common shares issued pursuant to the agreement with the investor relations firm, warrants and options were exercised on a cashless basis resulting in a net issuance of the Company’s common shares in the aggregate amount of 233,763 and 69,645, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2014	2013
Net income available to common equity holders - used to compute basic and diluted earnings per share	$661,933	$1,053,245
Weighted average number of common shares - used to compute basic earnings per share	22,776,093	20,785,934
Effect of warrants to purchase common stock	190,387	1,892,881
Effect of restricted stock units to common stock	17,345	-
Effect of options to purchase common stock	741,454	139,216
Weighted average number of shares - used to compute diluted earnings per share	23,725,279	22,818,031

Options for the purchase of 80,000 shares of common stock for the three-month period ended in January 31, 2014 were not included in computing diluted earnings per share because their effect were antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2014 and 2013. During the three months ended January 31, 2014, revenues from these customers were 24.7%, 15.0%, and 6.1%, or a total of 45.8%, as compared to the percentages for the same period last year of 28.3%, 13.5%, and 13.1%, or a total of 54.9%, respectively. At January 31, 2014, amounts due from these customers represented 32.4% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended January 31, 2014, aggregate revenues from these global groups of affiliated companies were 45.3% and 6.1%, or a total of 51.4%, as compared to the same period last year for 51.4% and 13.1%, or a total of 64.5%, respectively. At January 31, 2014 amounts due from these global groups of affiliated companies represented 42.7% of total accounts receivable balance.

NOTE H - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s senior executive management to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Europe technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three month period ended in January 31, 2014 and 2013. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2014	2013
REVENUES:
Puerto Rico consulting	$3,521,211	$3,544,765
United States consulting	2,321,340	2,749,703
Europe consulting	683,329	854,774
Lab (microbiological and chemical testing)	453,056	366,646
Other segments¹	28,716	138,504
Total consolidated revenues	$7,007,652	$7,654,392

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$618,347	$778,303
United States consulting	334,923	572,311
Europe consulting	(81,444)	(84,733)
Lab (microbiological and chemical testing)	19,073	(10,291)
Other segments¹	(63,279)	34,943
Total consolidated income before taxes	$827,620	$1,290,533

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2014 and October 31, 2013, and related depreciation and amortization expense for the three months ended January 31, 2014 and 2013, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2013. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

For the three months ended January 31, 2014, net revenues for the Company were $7.0 million, a decrease of $0.6 million, or 8% when compared to the same period last year. This decline is mainly attributable to a $0.4 and $0.2 million revenue decrease in the United States and Europe consulting markets, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. The Company continues to invest in its business development and operational support expenses for all its divisions in order to diversify their market and customer base.

 The revenue decline, combined with an investment increase in business development and operational support expenses, have led our three months ended January 31, 2014 net income to be approximately $0.7 million, a decrease of $0.4 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2014 and 2013, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2014		2013
Puerto Rico	$4,003	57.1%	$4,050	52.9%
United States	2,321	33.1%	2,749	35.9%
Europe	683	9.8%	855	11.2%
	$7,007		$7,654

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes, and was extended through December 2017, to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2014 and 2013, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2014		2013
Revenues	$7,007	100.0%	$7,654	100.0%
Cost of services	4,635	66.2%	5,088	66.5%
Gross profit	2,372	33.8%	2,566	33.5%
Selling, general and administrative costs	1,544	22.0%	1,276	16.7%
Other income, net	-	0.0%	-	0.0%
Income before income taxes	828	11.8%	1,290	16.8%
Income tax expense	166	2.4%	237	3.1%
Net income	662	9.4%	1,053	13.7%

Revenues. Revenues for the three months ended January 31, 2014 were $7.0 million, a decrease of approximately $0.6 million, or 8%, when compared to the same period last year. This decrease is mainly attributable to a decline in revenues from projects of $0.4 and $0.2 million in the United States and Europe consulting markets, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2014 increased 0.3 percentage points when compared to last year.

The increase in gross margin is mainly attributable to the increase of 0.2 percentage points in consulting services gross margin, while the Lab accounted for the remaining net gross margin improvement. The consulting services gross margin gain is mainly attributable to non-recurring projects, while the Lab's contribution to gross margin is attributable to the favorable yield resulting from an increase in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2014 were approximately $1.5 million, a net increase in expenses of approximately $0.2 million as compared to the same period last year. The Company continues investing in its business development and operations support expenses for all its divisions in order to diversify their market and customer base.

Income Taxes Expense. The reduction in income tax expense for the three months ended January 31, 2014, as compared to the same period last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three months ended January 31, 2014 was approximately $0.7 million, a decrease of $0.4 million when compared with the same period last year. Our net income variance, when compared to the same period last year, is mainly attributable to the decline in revenue, the increase in selling general and administrative expenses for the business and operations investments incurred aimed to diversify markets and customer base, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended January 31, 2014, earnings per common share basic and diluted were $0.029 and $0.028, respectively, a decrease of $0.022 and $0.018, respectively, when compared to the same period last year. The decrease is mainly attributable to the decrease in net income, and the increase in common shares basic and diluted of 1,990,159 and 907,248, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2014, we have generated a working capital increase of approximately $0.7 million, when compared to October 31, 2013.

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

To the extent that we pursue possible opportunities to expand our operations, either by acquisition or by the establishment of operations in a new locale, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations. Management believes the Company has adequate liquidity to fund such delays.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its Company’s finances.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2014.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2014 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●	Because our business is concentrated in the pharmaceutical industry, any changes in that industry or in the markets we serve could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 154 of October 22, 2010 may affect the willingness of our customers, or potential new customers, to do business in Puerto Rico and consequently affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●	Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Our business and operating results may be impacted if we are unable to maintain our certification as a minority-controlled company.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances reported on Current Reports on Form 8-K, we issued the following shares of common stock during the quarter ended January 31, 2014:

On January 23, 2013, we entered into an agreement with an investment relations firm to assist the Company in its shareholder communication efforts.  For these services, in addition to a monthly fee of $10,000, we agreed to issue to the investment relations firm a total of 150,000 shares of the Company's common stock during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively).  On January 23, 2014, we issued 37,500 shares of the Company's common stock to the investor relations firm pursuant to the agreement.  The issuance of the shares of common stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), in accordance with Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

ITEM 6.  EXHIBITS

(a)	Exhibits:

10.1
Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2013 and incorporated herein by reference).

10.2
Employment Agreement Amendment, effective January 1, 2014, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2014 and incorporated herein by reference).+

10.3
Employment Agreement Amendment, effective January 1, 2014, by and between the Company and Pedro Lasanta (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2014 and incorporated herein by reference).+

10.4	Amendment to 2005 Long-term Incentive Plan, as amended.+

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
———————
+	Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMA-BIO SERV, INC.

/s/ Elizabeth Plaza
Elizabeth Plaza
Chairman
(Principal Executive Officer)

/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 17, 2014