Form 10-Q
period 2014-04-30
Pharma-Bio Serv, Inc.
filed 2014-06-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of June 13, 2014 was 23,049,462.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2014*	October 31, 2013**
ASSETS
Current assets:
Cash and cash equivalents	$12,828,589	$12,045,923
Marketable securities	68,410	71,260
Accounts receivable	7,039,270	7,403,987
Other	712,183	767,452
Total current assets	20,648,452	20,288,622

Property and equipment	940,584	976,423
Other assets	16,926	16,891
Total assets	$21,605,962	$21,281,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$39,406	$32,188
Accounts payable and accrued expenses	2,277,461	2,825,532
Income taxes payable	103,387	322,731
Total current liabilities	2,420,254	3,180,451

Obligations under capital leases	109,848	51,724
Total liabilities	2,530,102	3,232,175

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding 23,049,462 and 22,702,186 shares at April 30, 2014 and October 31, 2013, respectively	2,305	2,271
Additional paid-in capital	965,239	931,039
Retained earnings	18,182,880	17,193,203
Accumulated other comprehensive loss	(74,564)	(76,752)
Total stockholders' equity	19,075,860	18,049,761
Total liabilities and stockholders' equity	$21,605,962	$21,281,936

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
REVENUES	$6,574,955	$8,255,719	$13,582,607	$15,910,111

COST OF SERVICES	4,485,041	5,134,094	9,120,492	10,221,718

GROSS PROFIT	2,089,914	3,121,625	4,462,115	5,688,393

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,670,651	1,373,911	3,215,232	2,650,375

INCOME FROM OPERATIONS	419,263	1,747,714	1,246,883	3,038,018

OTHER (EXPENSE) INCOME, NET	(851)	755	(851)	984

INCOME BEFORE TAX	418,412	1,748,469	1,246,032	3,039,002

INCOME TAX EXPENSE	90,634	361,189	256,321	598,477

NET INCOME	$327,778	$1,387,280	$989,711	$2,440,525

BASIC EARNINGS PER COMMON SHARE	$0.014	$0.061	$0.043	$0.112

DILUTED EARNINGS PER COMMON SHARE	$0.014	$0.059	$0.042	$0.105

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,049,176	22,664,686	22,910,371	21,709,740

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,788,002	23,366,117	23,755,729	23,158,723

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
NET INCOME	$327,778	$1,387,280	$989,711	$2,440,525

OTHER COMPREHENSIVE INCOME (LOSS) , NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain	15,533	-	5,038	-
Net unrealized gain (losses) on available-for-sale securities	4,286	(31,452)	(2,850)	(3,092)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	19,819	(31,452)	2,188	(3,092)

COMPREHENSIVE INCOME	$347,597	$1,355,828	$991,899	$2,437,433

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327,778	$1,387,280	989,711	$2,440,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	17,100	2,166	34,200	4,332
Depreciation and amortization	95,850	83,025	187,505	164,103
Decrease (increase) in accounts receivable	(1,324,557)	76,932	407,079	10,239
(Increase) decrease in other assets	(53,345)	(15,722)	55,346	(73,571)
(Decrease) increase in liabilities	54,952	(13,923)	(804,411)	(582,884)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(882,222)	1,519,758	869,430	1,962,744

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(65,612)	(18,278)	(65,612)	(99,733)
NET CASH USED IN INVESTING ACTIVITIES	(65,612)	(18,278)	(65,612)	(99,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	109,859
Payments on obligations under capital lease	(10,294)	(9,759)	(20,653)	(19,322)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,294)	(9,759)	(20,653)	90,537
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,942	(10,586)	(499)	1,425
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(954,186)	1,481,135	782,666	1,954,973

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,782,775	7,011,951	12,045,923	6,538,113

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,828,589	$8,493,086	12,828,589	$8,493,086

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$403,305	$642,431	472,485	$788,655
Interest	$2,698	$1,903	4,003	$4,003

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
I Income tax withheld by clients to be used as a credit in the Company’s income tax return	$27,950	$42,456	37,020	$42,456
Capital lease obligation incurred for the acquisition of a vehicle	$85,995	$-	85,995	$-
Conversion of cashless exercise of warrants and options to shares of common stock	$4	$-	34	$-
I Issuance of common stock pursuant to agreement with investor relations firm	$-	$-	30,000	$60,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2014
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2013 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2014 are not necessarily indicative of expected results for the full 2014 fiscal year.

The accompanying financial data as of April 30, 2014, and for the three-month and six-month periods ended April 30, 2014 and 2013 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2013.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2014, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2014 and October 31, 2013, the accumulated depreciation and amortization amounted to $2,067,851 and $1,880,346, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2013 condensed consolidated financial statements to conform them to the April 30, 2014 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recently issued FASB pronouncements, and SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of April 30, 2014 and October 31, 2013:

Type of security as of April 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(26,590)	68,410
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(26,590)	$4,568,410

Type of security as of October 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(23,740)	71,260
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(23,740)	$4,571,260

At April 30, 2014 and October 31, 2013, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of April 30, 2014 and October 31, 2013:

Classification in the Consolidated Balance Sheets	April 30, 2014	October 31, 2013
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	68,410	71,260
Total available-for-sale securities	$4,568,410	$4,571,260

Cash and cash equivalents in the table above exclude cash in banks of approximately $8.3 and $7.5 million as of April 30, 2014 and October 31, 2013, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of April 30, 2014 and October 31, 2013, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant were not subject to a Baseline and were allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%, which was effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

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

NOTE D – WARRANTS

At October 31, 2013, the Company had outstanding warrants to purchase 240,800 shares of the Company’s common stock at an exercise price of $0.06. In January 2014, all of these warrants were exercised on a cashless basis, resulting in a net issuance of 233,763 shares of common stock. As of April 30, 2014, the Company had no warrants outstanding.

NOTE E – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). Pursuant to the terms of the agreement with the investor relations firm, all shares have been issued. Effective February 1, 2014, the agreement with the investor relations firm was renegotiated for a term of one year. Under the new provisions of the agreement, the Company will no longer grant common shares to the investor relations firm, all other provisions of the original agreement were maintained.

During the six months ended April 30, 2014, in addition to the 37,500 common shares issued pursuant to the agreement with the investor relations firm, warrants and options were exercised on a cashless basis resulting in a net issuance of Company’s common shares for 233,763 and 76,013, respectively, or a total of 309,776 of the Company’s common shares.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net income available to common equity holders - used to compute basic and diluted earnings per share	$327,778	$1,387,280	$989,711	$2,440,525
Weighted average number of common shares - used to compute basic earnings per share	23,049,176	22,664,686	22,910,371	21,709,740
Effect of warrants to purchase common stock	-	228,046	96,755	1,090,083
Effect of restricted stock units to common stock	49,391	-	33,103	-
Effect of options to purchase common stock	689,435	473,385	715,500	358,900
Weighted average number of shares - used to compute diluted earnings per share	23,788,002	23,366,117	23,755,729	23,158,723

Options for the purchase of 80,000 shares of common stock for the three-month and six-month periods ended in April 30, 2014 were not included in computing diluted earnings per share because their effect were antidilutive.

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

The Company provided a substantial portion of its services to two customers, which accounted for 10% or more of its revenues in the three-month and six-month periods ended April 30, 2014 and 2013. During the three months ended April 30, 2014, revenues from these customers were 22.3% and 20.4%, or a total of 42.7%, as compared to the same period last year for 28.6% and 15.0%, or a total of 43.6%, respectively. During the six months ended April 30, 2014, revenues from these customers were 23.5% and 17.5%, or a total of 41.0%, as compared to the same period last year for 28.5% and 14.4%, or a total of 42.9%, respectively. At April 30, 2014, amounts due from these customers represented 32.8% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to a global group of affiliated companies. During the three months ended April 30, 2014 and 2013, aggregate revenues from this global group of affiliated companies were 47.4% and 51.2%, respectively. During the six months ended April 30, 2014 and 2013, aggregate revenues from this global group of affiliated companies were 46.2% and 51.3%, respectively. At April 30, 2014 amounts due from these global groups of affiliated companies represented 40.2% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2014 and 2013. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
REVENUES:
Puerto Rico consulting	$3,508,364	$3,798,142	$7,029,575	$7,342,907
United States consulting	2,013,079	2,861,528	4,334,419	5,611,231
Europe consulting	467,615	849,049	1,150,944	1,703,823
Lab (microbiological and chemical testing)	440,210	641,715	893,266	1,008,361
Other segments¹	145,687	105,285	174,403	243,789
Total consolidated revenues	$6,574,955	$8,255,719	$13,582,607	$15,910,111

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$349,950	$935,608	$968,297	$1,726,906
United States consulting	171,420	658,427	506,343	1,230,739
Europe consulting	(241,515)	(120,132)	(322,958)	(204,864)
Lab (microbiological and chemical testing)	3,024	195,100	22,098	184,809
Other segments¹	135,533	79,466	72,252	101,412
Total consolidated income before taxes	$418,412	$1,748,469	$1,246,032	$3,039,002
________________________________________________________
1
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2014 and October 31, 2013, and related depreciation and amortization expense for the three-month and six-month periods ended April 30, 2014 and 2013, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

NOTE I – SUBSEQUENT EVENTS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company.

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

Overview

We are a compliance, project management and technology transfer support consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 245 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allows us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services include a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/training to the industry.

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

For the six months ended April 30, 2014, net revenues for the Company were $13.6 million, a decrease of $2.3 million, or 14.6% when compared to the same period last year. This decline is mainly attributable to a $1.3, $0.6 and $0.3 million revenue decrease in the United States, Europe and Puerto Rico consulting markets, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. The Company continues to invest in its business development and operational support expenses for all its divisions in order to diversify their market and customer base.

 The revenue decline, combined with an investment increase in business development and operational support expenses, have led our six months ended April 30, 2014 net income to be approximately $1.0 million, a decrease of $1.4 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and six month periods ended April 30, 2014 and 2013, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2014		2013		2014		2013
Puerto Rico	$4,062	61.8%	$4,545	55.0%	$8,065	59.4%	$8,595	54.0%
United States	2,045	31.1%	2,862	34.7%	4,366	32.1%	5,611	35.3%
Europe	468	7.1%	849	10.3%	1,151	8.5%	1,704	10.7%
	$6,575		$8,256		$13,582		$15,910

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

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2014 and 2013, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2014		2013		2014		2013
Revenues	$6,575	100.0%	$8,256	100.0%	$13,582	100.0%	$15,910	100.0%
Cost of services	4,485	68.2%	5,134	62.2%	9,120	67.1%	10,222	64.2%
Gross profit	2,090	31.8%	3,122	37.8%	4,462	32.9%	5,688	35.8%
Selling, general and administrative costs	1,671	25.4%	1,374	16.6%	3,215	23.7%	2,650	16.7%
Other (expense) income, net	(1)	0.0%	-	0.0%	(1)	0.0%	1	0.0%
Income before income taxes	418	6.4%	1,748	21.2%	1,246	9.2%	3,039	19.1%
Income tax expense	90	1.4%	361	4.4%	256	1.9%	598	3.8%
Net income	328	5.0%	1,387	16.8%	990	7.3%	2,441	15.3%

Revenues. Revenues for the three and six months ended April 30, 2014 were $6.6 and $13.6 million, respectively, a decrease of approximately $1.7 and $2.3 million, or 20.3% and 14.6%, respectively, when compared to the same periods last year.

The revenue decrease for the three-month and six-month periods ended in April 30, 2014, over the same periods last year, are mainly attributable to a decline in projects in the United States, Europe and Puerto Rico consulting markets for $0.8, $0.4 and $0.3 million, respectively, for the three-month period ended April 30, 2014, and $1.3, $0.6 and $0.3 million, respectively, for the six-month period ended April 30, 2014. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three-month and six-month periods ended April 30, 2014 decreased 6.0 and 2.9 percentage points, respectively, when compared to last year.

The decrease in gross margin for the three months ended April 30, 2014 is mainly attributable to the decrease of 4.8 and 1.2 percentage points in consulting services and Lab gross margin, respectively.  For the six months ended April 30, 2014, the decline in gross margin is mainly attributable to the decrease of 2.3 and 0.6 percentage points in consulting services and Lab gross margin, respectively. The decline in gross margin is mostly attributable to United States and Puerto Rico consulting projects closing/ending by the end of our first quarter which had an above average gross margin, and the Lab’s unfavorable yield resulting from the decrease in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2014 were approximately $1.7 and $3.2 million, respectively, a net increase in expenses of approximately $0.3 and $0.6 million, respectively, as compared to the same period last year. The Company continues investing in its business development and operations support expenses for all its divisions in order to diversify their market and customer base.

Income Taxes Expense. The reduction in income tax expense for the three and six months ended April 30, 2014, as compared to the same period last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three and six months ended April 30, 2014 was approximately $0.3 and $1.0 million, a decrease of $1.1 and $1.5 million, respectively, when compared with the same periods last year. Our net income variance, when compared to the same periods last year, is mainly attributable to the decline in revenue, the increase in selling general and administrative expenses for the business and operations investments incurred aimed to diversify markets and customer base, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended April 30, 2014 was $0.014 for both, a decrease of $0.047 and $0.045 per share, respectively, when compared to the same period last year. The decrease is mainly attributable to the decrease in net income, and the increase in common shares basic and diluted of approximately 0.3 and 0.4 million shares, respectively, when compared to the same period last year.

For the six months ended April 30, 2014, earnings per common share basic and diluted were $0.043 and $0.042, respectively, a decrease of $0.069 and $0.063 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income, and the increase in common shares basic and diluted of approximately 1.2 and 0.6 million shares, respectively, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2014, we have generated a working capital increase of approximately $1.1 million, when compared to October 31, 2013.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2014.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2014 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

●
Puerto Rico government enacted ACT 154 of October 22, 2010, as amended, may affect the willingness of our customers, or potential new customers, to do business in Puerto Rico and consequently affect our business.

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

ITEM 5.  OTHER INFORMATION.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company.

ITEM 6.  EXHIBITS.

(a)	Exhibits:

10.1	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2014 and incorporated herein by reference).+

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
———————
+	Management contracts or compensatory plans, contracts or arrangements.

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

Dated: June 16, 2014