Form 10-Q
period 2014-07-31
Pharma-Bio Serv, Inc.
filed 2014-09-15
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of September 11, 2014 was 23,047,462.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets

ASSETS	July 31, 2014*	October 31, 2013**
Current assets:
Cash and cash equivalents	$13,796,618	$12,045,923
Marketable securities	66,983	71,260
Accounts receivable	6,386,019	7,403,987
Other	807,343	767,452
Total current assets	21,056,963	20,288,622

Property and equipment	952,593	976,423
Other assets	17,349	16,891
Total assets	$22,026,905	$21,281,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$38,221	$32,188
Accounts payable and accrued expenses	2,059,555	2,825,532
Income taxes payable	165,996	322,731
Total current liabilities	2,263,772	3,180,451

Obligations under capital leases	100,674	51,724
Total liabilities	2,364,446	3,232,175

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,049,462 and 22,702,186 shares issued and 23,047,462 and 22,702,186 shares outstanding, at July 31, 2014 and October 31, 2013, respectively	2,305	2,271
Additional paid-in capital	982,339	931,039
Retained earnings	18,779,940	17,193,203
Accumulated other comprehensive loss	(99,845)	(76,752)
	19,664,739	18,049,761
Treasury stock, at cost; 2,000 common shares held at July 31, 2014	(2,280)	-
Total stockholders' equity	19,662,459	18,049,761
Total liabilities and stockholders' equity	$22,026,905	$21,281,936

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

REVENUES	$6,836,166	$8,363,709	$20,418,773	$24,273,820

COST OF SERVICES	4,657,930	5,383,657	13,778,422	15,605,375

GROSS PROFIT	2,178,236	2,980,052	6,640,351	8,668,445

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,479,976	1,446,627	4,695,208	4,097,002

INCOME FROM OPERATIONS	698,260	1,533,425	1,945,143	4,571,443

OTHER (EXPENSE) INCOME, NET	(809)	614	(1,660)	1,598

INCOME BEFORE INCOME TAXES	697,451	1,534,039	1,943,483	4,573,041

INCOME TAX EXPENSE	100,391	287,524	356,712	886,001

NET INCOME	$597,060	$1,246,515	$1,586,771	$3,687,040

BASIC EARNINGS PER COMMON SHARE	$0.026	$0.055	$0.069	$0.167

DILUTED EARNINGS PER COMMON SHARE	$0.025	$0.053	$0.067	$0.155

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,049,212	22,668,354	22,957,160	22,032,790

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,609,317	23,338,649	23,715,758	23,724,872

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
NET INCOME	$597,060	$1,246,515	$1,586,771	$3,687,040

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation (loss) gain	(23,854)	9,959	(18,816)	6,867
Net unrealized losses on available-for-sale securities	(1,427)	-	(4,277)	-

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(25,281)	9,959	(23,093)	6,867

COMPREHENSIVE INCOME	$571,779	$1,256,474	$1,563,678	$3,693,907

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$597,060	$1,246,515	$1,586,771	$3,687,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	17,100	2,166	51,300	6,498
Depreciation and amortization	93,882	86,028	281,387	250,131
Decrease (increase) in accounts receivable	631,762	(390,891)	1,038,841	(380,652)
(Increase) in other assets	(95,899)	(344,201)	(40,553)	(417,772)
(Decrease) increase in liabilities	(148,221)	91,047	(952,632)	(491,837)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,095,684	690,664	1,965,114	2,653,408

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(106,208)	(75,630)	(171,820)	(175,363)
NET CASH USED IN INVESTING ACTIVITIES	(106,208)	(75,630)	(171,820)	(175,363)

CASH FLOWS FROM FINANCING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	109,859
Repurchase of common stock	(2,280)	-	(2,280)	-
Payments on obligations under capital lease	(10,359)	(9,958)	(31,012)	(29,280)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,639)	(9,958)	(33,292)	80,579
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,808)	1,457	(9,307)	2,882
NET INCREASE IN CASH AND CASH EQUIVALENTS	968,029	606,533	1,750,695	2,561,506

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,828,589	8,493,086	12,045,923	6,538,113

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,796,618	$9,099,619	$13,796,618	$9,099,619

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$37,782	$280,735	$510,267	$1,069,390
Interest	$1,359	$1,705	$5,362	$5,708

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$37,454	$35,035	$74,474	$77,491
Capital lease obligation incurred for the acquisition of a vehicle	$-	$-	$85,995	$-
Conversion of cashless exercise of warrants and options to shares of common stock	$-	$-	$34	$-
Issuance of common stock pursuant to agreement with investor relations firm	$-	$30,000	$30,000	$90,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2014
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2013 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2014 are not necessarily indicative of expected results for the full 2014 fiscal year.

The accompanying financial data as of July 31, 2014, and for the three-month and nine-month periods ended July 31, 2014 and 2013 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2013.

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

The carrying value of the Company's financial instruments (excluding marketable securities and obligations under capital leases), cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of the Company’s obligations under capital leases approximates the carrying amount.

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 93% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from the customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2014, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2014 and October 31, 2013, the accumulated depreciation and amortization amounted to $2,161,733 and $1,880,346, respectively.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2013 condensed consolidated financial statements to conform them to the July 31, 2014 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently Issued Accounting Standards

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning November 1, 2014. We do not anticipate material impacts on our consolidated financial statements upon adoption.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning November 1, 2017 and early adoption is not permitted. We are currently evaluating its impact in our consolidated financial statements.

Other recently issued FASB pronouncements, and SEC Staff Accounting Bulletins, have either been implemented or are not applicable to the Company.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of July 31, 2014 and October 31, 2013:

Type of security as of July 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(28,017)	66,983
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(28,017)	$4,566,983

Type of security as of October 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(23,740)	71,260
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(23,740)	$4,571,260

At July 31, 2014 and October 31, 2013, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of July 31, 2014 and October 31, 2013:

Classification in the Consolidated Balance Sheets	July 31, 2014	October 31, 2013
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	66,983	71,260
Total available-for-sale securities	$4,566,983	$4,571,260

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.3 million and $7.5 million as of July 31, 2014 and October 31, 2013, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of July 31, 2014 and October 31, 2013, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen-year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ending with the taxable year ending October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant were not subject to a Baseline and were allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%, which was effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are fully exempt from Puerto Rico earnings distribution tax.

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

Pharma-Spain and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income, until October 31, 2018 for Pharma-Spain, and indefinitely for Pharma-IR.

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

NOTE D – WARRANTS

At October 31, 2013, the Company had outstanding warrants to purchase 240,800 shares of the Company’s common stock at an exercise price of $0.06. In January 2014, all of these warrants were exercised on a cashless basis, resulting in a net issuance of 233,763 shares of common stock. As of July 31, 2014, the Company had no warrants outstanding.

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

During the nine months ended July 31, 2014, in addition to the 37,500 common shares issued pursuant to the agreement with the investor relations firm, warrants and options were exercised on a cashless basis resulting in a net issuance of Company’s common shares for 233,763 and 76,013, respectively, or a total of 309,776 of the Company’s common shares.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of July 31, 2014, pursuant to the program a total of 2,000 shares of the Company’s common stock were purchased for an aggregate amount of $2,280.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
Net income available to common equity holders - used to compute basic and diluted earnings per share	$597,060	$1,246,515	$1,586,771	$3,687,040
Weighted average number of common shares - used to compute basic earnings per share	23,049,212	22,668,354	22,957,160	22,032,790
Effect of warrants to purchase common stock	-	227,651	63,883	809,921
Effect of restricted stock units to common stock	49,391	-	38,592	-
Effect of options to purchase common stock	510,714	442,644	656,123	882,161
Weighted average number of shares - used to compute diluted earnings per share	23,609,317	23,338,649	23,715,758	23,724,872

Options for the purchase of 80,000 shares of common stock for the three-month and nine-month periods ended in July 31, 2014 were not included in computing diluted earnings per share because their effect were antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and Cash Equivalents
The Company domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and tend not to be covered by insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2014 and 2013. During the three months ended July 31, 2014, revenues from these customers were 17.9%, 17.4% and 1.1%, or a total of 36.4%, as compared to the same period last year of 27.5% 15.7%, and 10.8%, or a total of 54.0%, respectively. During the nine months ended July 31, 2014, revenues from these customers were 21.7%, 17.5% and 3.8%, or a total of 43.0%, as compared to the same period last year of 28.2%, 14.8% and 12.7%, or a total of 55.7%, respectively. At July 31, 2014, amounts due from these customers represented 31.3% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from these customers at the segment level. In management’s opinion contracts by segments are independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended July 31, 2014, aggregate revenues from these global groups of affiliated companies were 39.6% and 1.1%, or a total of 40.7%, as compared to the same period last year of 52.4% and 10.8%, or a total of 63.2%, respectively. During the nine months ended July 31, 2014, aggregate revenues from these global groups of affiliated companies were 44.0% and 3.8%, or a total of 47.8%, as compared to the same period last year of 51.6% and 12.7%, or a total of 64.3%, respectively. At July 31, 2014, amounts due from these global groups of affiliated companies represented 38.9% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2014 and 2013. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
REVENUES:
Puerto Rico consulting	$3,972,819	$4,092,630	$11,002,394	$11,435,537
United States consulting	1,820,426	2,748,448	6,154,845	8,359,679
Europe consulting	548,528	901,963	1,699,472	2,605,786
Lab (microbiological and chemical testing)	370,594	524,881	1,263,860	1,533,242
Other segments¹	123,799	95,787	298,202	339,576
Total consolidated revenues	$6,836,166	$8,363,709	$20,418,773	$24,273,820

INCOME (LOSS) BEFORE INCOME TAXES:
Puerto Rico consulting	$619,369	$942,305	$1,587,666	$2,669,212
United States consulting	205,175	494,428	711,519	1,725,167
Europe consulting	(88,998)	(85,939)	(411,957)	(290,803)
Lab (microbiological and chemical testing)	(113,521)	109,871	(91,423)	294,680
Other segments¹	75,426	73,374	147,678	174,785
Total consolidated income before taxes	$697,451	$1,534,039	$1,943,483	$4,573,041

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2014 and October 31, 2013, and related depreciation and amortization expense for the three-month and nine-month periods ended July 31, 2014 and 2013, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

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

We market our services with an active presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry. Our senior management is also actively involved in the marketing process. Our senior management and staff also concentrate on developing new business opportunities and responding to prospective customers’ requests for proposals.

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

For the nine months ended July 31, 2014, net revenues for the Company were $20.4 million, a decrease of $3.9 million, or 15.9% when compared to the same period last year. This decline is mainly attributable to a $2.2, $0.9, $0.4 and $0.3 million revenue decrease in the United States, Europe and Puerto Rico consulting markets and the Lab, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. The Company continues to invest in its business development and operational support expenses for all its divisions in order to diversify their market, services and customer base.

 The revenue decline, combined with an investment increase in business development and operational support expenses, have led our nine months ended July 31, 2014 net income to be approximately $1.6 million, a decrease of $2.1 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine month periods ended July 31, 2014 and 2013, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2014		2013		2014		2013
Puerto Rico	$4,425	64.7%	$4,713	56.3%	$12,490	61.2%	$13,308	54.8%
United States	1,863	27.3%	2,749	32.9%	6,229	30.5%	8,359	34.5%
Europe	548	8.0%	902	10.8%	1,699	8.3%	2,606	10.7%
	$6,836		$8,364		$20,418		$24,273

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes, and was extended through December 2017, to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2014 and 2013 (dollars in thousands) and as a percentage of revenue:
	Three months ended July 31,				Nine months ended July 31,
	2014		2013		2014		2013
Revenues	$6,836	100.0%	$8,364	100.0%	$20,418	100.0%	$24,273	100.0%
Cost of services	4,658	68.1%	5,384	64.4%	13,778	67.5%	15,605	64.3%
Gross profit	2,178	31.9%	2,980	35.6%	6,640	32.5%	8,668	35.7%
Selling, general and administrative costs	1,480	21.7%	1,447	17.3%	4,695	23.0%	4,097	16.9%
Other (expense) income, net	(1)	0.0%	1	0.0%	(2)	0.0%	2	0.0%
Income before income taxes	697	10.2%	1,534	18.3%	1,943	9.5%	4,573	18.8%
Income tax expense	100	1.5%	288	3.4%	356	1.7%	886	3.7%
Net income	597	8.7%	1,246	14.9%	1,587	7.8%	3,687	15.2%

Revenues. Revenues for the three and nine months ended July 31, 2014 were $6.8 and $20.4 million, respectively, a decrease of approximately $1.5 and $3.9 million, or 18.3% and 15.9%, respectively, when compared to the same periods last year.

The revenue decrease for the three-month and nine-month periods ended in July 31, 2014, over the same periods last year, are mainly attributable to a decline from projects in the United States, Europe and Puerto Rico consulting markets and the Lab for $0.9, $0.4, $0.1 and $0.2 million, respectively, for the three-month period ended July 31, 2014, and $2.2, $0.9, $0.4 and $0.3 million, respectively, for the nine-month period ended July 31, 2014. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three-month and nine-month periods ended July 31, 2014 decreased 3.7 and 3.2 percentage points, respectively, when compared to last year.

The decrease in gross margin for the three months ended July 31, 2014 is mainly attributable to the decrease of 1.1 and 2.6 percentage points in consulting services and Lab gross margin, respectively.  For the nine months ended July 31, 2014, the decline in gross margin is mainly attributable to the decrease of 1.9 and 1.3 percentage points in consulting services and Lab gross margin, respectively. The decline in gross margin is mostly attributable to United States and Puerto Rico consulting projects closing/ending by the end of our first quarter, which had an above average gross margin, and the Lab’s unfavorable yield resulting from the decrease in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2014 were approximately $1.5 and $4.7 million, respectively. Expenses when compared with the same period last year, remained constant for the three-month period ended July 31, 2014 and had a net increase of approximately $0.6 million for the nine-month period ended July 31, 2014. In the current fiscal year, the Company continued investing in its business development and operations support expenses for all its divisions in order to diversify their market, services and customer base.

Income Taxes Expense. The reduction in income tax expense for the three and nine months ended July 31, 2014, as compared to the same period last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for the three and nine months ended July 31, 2014 was approximately $0.6 and $1.6 million, a decrease of $0.6 and $2.1 million, respectively, when compared with the same periods last year. Our net income variance, when compared to the same periods last year, is mainly attributable to the decline in revenue, the increase in selling general and administrative expenses for the business and operations investments incurred aimed to diversify markets, services and customer base, and the impact of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended July 31, 2014 were $0.026 and $0.025, respectively, a decrease of $0.029 and $0.028 per share, respectively, when compared to the same period last year. The decrease is mainly attributable to the decrease in net income, and the increase in common shares basic and diluted of approximately 0.4 and 0.3 million shares, respectively, when compared to the same period last year.

For the nine months ended July 31, 2014, earnings per common share basic and diluted were $0.069 and $0.067, respectively, a decrease of $0.098 and $0.088 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income, and the increase in common shares basic of approximately 0.9 million shares, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2014, we have generated a working capital increase of approximately $1.7 million, when compared to October 31, 2013.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the three months ended July 31, 2014, the Company repurchased 2,000 shares of its common stock.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program. Management believes that based on the current level of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2014.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2014 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

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

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States, Ireland and Spain.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended July 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2014 through May 31, 2014	-	-	-	-
June 1, 2014 through June 30, 2014	-	-	-	-
July 1, 2014 through July 31, 2014	2,000	$1.14	2,000	1,998,000
Total	2,000	$1.14	2,000	1,998,000

(1)
On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company.

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

Dated: September 15, 2014