Form 10-K
period 2014-10-31
Pharma-Bio Serv, Inc.
filed 2015-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The approximate aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2014 (the last business day of the second quarter of the registrant’s current fiscal year), was $22,239,959.

The number of shares of the registrant’s common stock outstanding as of January 28, 2015 was 22,988,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2014

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

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, small individual and freelance consultants, large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. In addition, we provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 255 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

Integratek provides a variety of information technology services such as web pages and portals development, digital art design, intranets, extranets, software development including database integration, Windows and web applications development, software technical training and learning management systems, technology project management, and compliance consulting services, among others. Our Pharma Serv Academy division, through a network of leading industry professional experts in their field, which include resources of our own, provides technical seminars/training that incorporates the latest regulatory trends and standards as well as other related areas. Although these services are not currently significant to our operating results, our goal is to broaden the portfolio of services that we can provide to our customer base and also use the Pharma Serv Academy as a knowledge marketing tool.

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

Our revenue is derived from (i) time and materials contracts (representing approximately 91% of total revenue), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 3% of total revenue), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 6% of total revenue) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of resources and the number of hours billed per professional. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components for our consulting costs of services are resource compensation (salaries and wages, independent contractors’ fees, taxes and benefits) and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting resources according to our cost for specific projects, (ii) negotiating, where applicable, rates with the resource, and (iii) subcontracting labor, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful. The business model has been evolving to one where there is more competition and contingent labor being managed directly by customers who establish a maximum bill rate which represents significant reduced margins. As for our laboratory testing operation, the major costs of services components are salaries and wages, occupancy and depreciation expenses, plus consumable goods usage.

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

In addition, we have implemented procedures to respond to client complaints and have in place customer satisfaction survey procedures. As part of our employee performance appraisal process, our clients receive an evaluation form for employee project performance feedback, including evaluation for compliance with our code of ethics and business conduct.

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

2007 Entrance to Ireland Market

In September 2007, through the formation of an Irish subsidiary, we entered into the Ireland market. We currently provide the same consulting services in Ireland as we provide in the Puerto Rico and United States markets.

2008 Integratek Acquisition

In December 2008, we acquired through one of our subsidiaries the operations and assets of Integratek Corp. (“Integratek”), an information technology services and consulting firm based in Puerto Rico. With this acquisition, we broaden the portfolio of services to our customer base and also target other potential customers in other industries.

2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab is U.S. Food and Drug Administration ("FDA") registered, European Medicines Agency ("EMA") inspected and ISO 9001 certified. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2012 Entrance to Spain Market

In January 2012, we initiated a consulting services operation to the Spanish market. Currently, these services are covered under a Spanish subsidiary. Consulting services provided in the Spanish market are similar to those covered in the other markets we serve.

2014 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 26, 2014, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2015.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 45 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in the years ended October 31, 2014 and 2013. During the years ended October 31, 2014 and 2013, these customers accounted for, in the aggregate, 46% and 45% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms; small and large, including independent consultants who have no operating costs. Within the Puerto Rico, United States and Europe markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services.

The market of qualified and experienced professionals that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries that are our clients and potential clients. In seeking qualified personnel, we market our name recognition, our reputation with our clients, and salary and benefit packages.

RAW MATERIALS

We require the use of various raw materials, including culture media, DNA reagents, LAL reagents, chemical reagents, solutions, reference materials and biological indicators, in our testing laboratory facility.  We purchase these raw materials from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials are generally available from multiple suppliers at competitive prices, and amounts kept in stock are not significant.

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

EMPLOYEES

We employ approximately 205 employees, all of whom are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	44	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	55	Chief Financial Officer, Vice President - Finance and Administration and Secretary

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011.  Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme (“MSD”), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010.  He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000.  Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. Mr. Sanchez is a licensed chemist by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

Pedro J. Lasanta has served as our Chief Financial Officer and Vice President - Finance and Administration since November 2007, and our Secretary since December 1, 2014. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.  Mr. Lasanta is a Certified Public Accountant. In 2012, he was awarded the Puerto Rico Manufacturers Association (North Region) Service Manager of the Year.  Mr. Lasanta has served as a Member of the Puerto Rico District Export Council for the U.S. Department of Commerce since January 2014.

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

Risks That Relate to our Business

Because our business is concentrated in the life science and medical device industries in Puerto Rico, the United States and Europe, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.

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

Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industry we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a nonresident alien individual or a non resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced until December 31, 2017.

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

As a result of Puerto Rico’s governmental financial crisis, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations carried in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. To the extent that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or might consider closing operations carried in Puerto Rico, the market for our services may decline.

Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

Companies in the pharmaceutical and related industries for which we perform services are subject to economic pressures, which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve entirely, which could significantly impair our ability to generate revenue.

Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

On September 26, 2014, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2015. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2014 and 2013, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2014 and 2013, three customers accounted for, in aggregate, approximately 46% and 45% of total revenue, respectively.

The loss of, or significant reduction in the scope of work performed for, or any significant change in the financial terms related to, any major customer, could impair our ability to operate profitably. We cannot assure that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

Customer procurement and sourcing practices intended to reduce costs could have an adverse effect on our margins and profitability.

In an effort to reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project management services, such as ours. As a result, we have less interaction with the end user of our services (typically labs or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management/vendor neutral-programs with third-parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins may be adversely affected. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular project, which would adversely impact revenue. Some of these vendor neutral programs are intended to limit our interaction with our direct end user, and our interaction is limited to the representative of the vendor neutral agency. This limitation impairs our ability to establish and maintain our relationships with our customers and recognition of the value added in the service.

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

Consolidation in the life science and medical device industries may have a harmful effect on our business.

In recent years, the life science and medical device industries have undergone consolidations, and may in the future undergo further substantial consolidations which may reduce the number of our existing and potential customers.  The consolidations in the life sciences and medical devices industries may have a harmful effect on our business and or ability to maintain and replace customers.

Because the life science and medical device industries are subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

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

Our reputation and divisions may be impacted by regulatory standards applicable to our customer products.

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

Our future success will depend in part upon our ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

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

We may require substantial capital or available debt or equity financing to execute on acquisition and expansion opportunities that may come available. We cannot be assured that we will be able to obtain financial resources on terms acceptable to us, or at all. Failure to obtain such financial resources could adversely affect our plans for growth. Until a reliable market providing for sufficient liquidity of our common stock develops, sellers of acquisition candidates may be unwilling to accept our common stock as consideration in a transaction, which could adversely impact our ability to execute on acquisition opportunities.

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

Our business could be severely impaired in the event we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition. Further, the commencement of business in locales where we have no current operations may be subject to additional significant risks.

Risks Concerning our Securities

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There is a very limited market for our common stock. Since trading commenced in December 2006, there has been limited volume and on some days there has been no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

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

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock.  The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules.  The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

If we are required to issue securities either as payment of all or a portion of the purchase price of an acquisition or in order to obtain financing for the acquisition or for other corporate purposes, such an issuance could result in dilution to our stockholders. The amount of such dilution will be dependent upon the terms on which we issue securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In February 2012, the Company automatically renewed a lease agreement for our main resource facilities in Dorado, Puerto Rico with an affiliate of our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarter offices. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years remaining then under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

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

Also, the Company maintains office facilities in Los Angeles, California, Cork, Ireland and Madrid, Spain. These facilities are under month-to-month leases with monthly payments of approximately $1,200, $900 and $1,900, respectively.

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

Quarter Ending	High Bid	Low Bid
October 31, 2014	$1.39	$1.07
July 31, 2014	1.90	0.80
April 30, 2014	2.12	1.60
January 31, 2014	2.50	1.54
October 31, 2013	1.65	1.30
July 31, 2013	1.35	0.96
April 30, 2013	1.38	0.85
January 31, 2013	0.90	0.70

On January 28, 2015, the closing price of our common stock on the Over the Counter Bulletin Board was $1.40 per share and there were approximately 71 holders of record of our common stock.

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

As of October 31, 2014 and 2013, the Company has not recognized deferred income taxes on $16.9 million and $14.4 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $3.6 million and $2.9 million at October 31, 2014 and 2013, respectively.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan (1)	-	$-	2,300,000
2005 Long-Term Incentive Plan (2)	1,100,000	$0.7985	1,300,000

(1) The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

(2) The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007.

Stock repurchase program

 The following table provides information about purchases by the Company of its shares of common stock during the three month period ended October 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2014 through August 31, 2014	900	$1.10	900	1,997,100
September 1, 2014 through September 30, 2014	-	$-	-	1,997,100
October 1, 2014 through October 31, 2014	12,650	$1.17	12,650	1,984,450
Total	13,550		13,550

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

Overview

We are a compliance services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 255 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

In line with the strategy to further penetrate the United States and Puerto Rico markets, we submit annually for renewal the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). This certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico.

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

For the year ended October 31, 2014, net revenues for the Company were $27.6 million, a decrease of $5.5 million, or 16.7% when compared to the same period last year. This decline is mainly attributable to a $3.6, $1.4, $0.2 and $0.1 million revenue decrease in the United States, Europe and Puerto Rico consulting markets and the Lab, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. The Company continues to invest in its business development and operational support expenses for all its divisions in order to diversify their market, services and customer base.

 The revenue decline, combined with an investment increase in business development and operational support expenses, has led our year ended October 31, 2014 net income to be approximately $2.4 million, a decrease of $2.5 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the years ended October 31, 2014 and 2013, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2014		2013
Puerto Rico	$17,609	63.9%	$17,973	54.4%
United States	7,761	28.2%	11,492	34.7%
Europe	2,185	7.9%	3,597	10.9%
	$27,555	100.0%	$33,062	100.0%

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

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2014 and 2013, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2014		2013
Revenues	$27,555	100.0%	$33,062	100.0%
Cost of services	18,582	67.4%	21,229	64.2%
Gross profit	8,973	32.6%	11,833	35.8%
Selling, general and administrative expenses	6,109	22.2%	5,761	17.4%
Other income, net	15	0.1%	4	0.0%
Income before income taxes	2,879	10.5%	6,076	18.4%
Income tax expense	465	1.7%	1,170	3.6%
Net income	2,414	8.8%	4,906	14.8%

Revenues. Revenues for the year ended October 31, 2014 were $27.6 million, a decrease of approximately $5.5 million, or 16.7%, when compared to last year. The revenue decrease is mainly attributable to a decline from projects in the United States, Europe and Puerto Rico consulting markets and the Lab for $3.6, $1.4, $0.2 and $0.1 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2014 reflected a gross profit net decrease of 3.2 percentage points, when compared to last year.

The Company’s net decrease in gross profit is mainly attributable to the decrease of 2.1 and 1.1 percentage points in consulting services and Lab gross margin, respectively. The decline in gross margin is mostly attributable to United States and Puerto Rico consulting projects which last year had an above average gross margin, and the Lab’s unfavorable yield resulting from the decrease in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2014 were approximately $6.1 million, a net increase in expenses of approximately $0.3 million as compared to last year. The Company continued investing in its business development and operations support expenses for all its divisions in order to diversify their market, services and customer base.

Income Taxes Expense. The reduction in income tax expense is a function of the decrease in income before tax, and the effective tax rate attained after considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for year ended October 31, 2014 was approximately $2.4 million, a decrease of $2.5 million when compared to the same period last year. Our net income variance is mainly attributable to the decline in revenue, the increase in selling general and administrative expenses for the business and operations investments incurred aimed to diversify markets, services and customer base, and the impact of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the year ended October 31, 2014, earnings per common share basic and diluted were $0.105 and $0.102, respectively, a common share basic and diluted decrease of $0.116 and $0.105 when compared to last year, respectively. The variance is mainly attributable to the decrease in net income, and the increase in weighted average common shares basic of approximately 0.8 million shares, when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2014, we generated a working capital increase of approximately $2.6 million.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2014, the Company repurchased 15,550 shares of its common stock.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2014.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 91% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 3% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2014, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

●
Because our business is concentrated in the life science and medical device industries in Puerto Rico, the United States and Europe, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.

●	Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

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

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the life science and medical device industries may have a harmful effect on our business.

●	Because the life science and medical device industries are subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to continue to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States, Ireland and Spain.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2014, based on the specified criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2014, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2014, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2014, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2014, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2014, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza.	8-K	000-50956	10.1	1/11/2013
10.2	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.3	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.4	Consulting Agreement, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.15	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.16	Employment Agreement Amendment among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.17	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.20	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.21	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1*	List of Subsidiaries
23.1*	Consent of Horwath Vélez & Co, PSC
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

———————

*	Filed herewith

**  Furnished herewith

Exhibits 10.1 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 29, 2015	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2015
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2015
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2015
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2015
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2015
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2015
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2015
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2015
Puerto Rico Society of Certified Public Accountants
Stamp number E134980 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2014 and 2013

	October 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$15,088,070	$12,045,923
Marketable securities	67,877	71,260
Accounts receivable	6,385,575	7,403,987
Other	783,466	767,452
Total current assets	22,324,988	20,288,622

Property and equipment	869,041	976,423
Other assets	17,055	16,891
Total assets	$23,211,084	$21,281,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$21,994	$32,188
Accounts payable and accrued expenses	2,355,034	2,825,532
Income taxes payable	248,559	322,731
Total current liabilities	2,625,587	3,180,451

Obligations under capital leases	74,736	51,724
Total liabilities	2,700,323	3,232,175

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,049,462 and 22,702,186 shares issued, and 23,033,912 and 22,702,186 shares outstanding at October 31, 2014 and 2013, respectively	2,305	2,271
Additional paid-in capital	1,055,436	931,039
Retained earnings	19,606,817	17,193,203
Accumulated other comprehensive loss	(135,708)	(76,752)
	20,528,850	18,049,761
Treasury stock, at cost; 15,550 common shares held at October 31, 2014	(18,089)	-
Total stockholders' equity	20,510,761	18,049,761
Total liabilities and stockholders' equity	$23,211,084	$21,281,936

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2014 and 2013

	Years ended October 31,
	2014	2013
REVENUES	$27,555,039	$33,062,010

COST OF SERVICES	18,581,829	21,228,554

GROSS PROFIT	8,973,210	11,833,456

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	6,109,061	5,761,742

INCOME FROM OPERATIONS	2,864,149	6,071,714

OTHER INCOME (EXPENSE):
Interest expense	(7,186)	(7,213)
Interest income	5,352	10,326
Gain on disposition of property and equipment	15,857	1,483
	14,023	4,596

INCOME BEFORE INCOME TAXES	2,878,172	6,076,310

INCOME TAXES	464,527	1,169,821

NET INCOME	$2,413,645	$4,906,489

BASIC EARNINGS PER COMMON SHARE	$0.105	$0.221

DILUTED EARNINGS PER COMMON SHARE	$0.102	$0.207

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	22,979,290	22,201,514

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,694,211	23,660,362

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2014 and 2013

	Years ended October 31,
	2014	2013

NET INCOME	$2,413,645	$4,906,489

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	(55,573)	38,406
Net unrealized losses on available-for-sale securities	(3,383)	(23,740)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(58,956)	14,666

COMPREHENSIVE INCOME	$2,354,689	$4,921,155

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2014 and 2013

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2012	20,758,695	$2,076	-	$-	$678,214	$12,286,714	$(91,418)	$-	$12,875,586

STOCK-BASED COMPENSATION	-	-	-	-	53,161	-	-		53,161

CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	1,830,991	183	-	-	109,676	-	-		109,859

ISSUANCE OF COMMON STOCK PURSUANT TO AGREEMENT WITH INVESTOR RELATIONS FIRM	112,500	12	-	-	89,988	-	-		90,000

NET INCOME	-	-	-	-	-	4,906,489	-		4,906,489

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	14,666	-	14,666

BALANCE AT OCTOBER 31, 2013	22,702,186	2,271	-	-	931,039	17,193,203	(76,752)	-	18,049,761

STOCK-BASED COMPENSATION	-	-	-	-	94,400	-	-	-	94,400

CASHLESS CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	233,763	23				(23)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	76,013	8	-	-	-	(8)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO AGREEMENT WITH INVESTOR RELATIONS FIRM	37,500	3	-	-	29,997	-	-	-	30,000

PURCHASE OF TREASURY STOCK (15,550 SHARES)	-	-	-	-	-	-	-	(18,089)	(18,089)

NET INCOME	-	-	-	-	-	2,413,645	-	-	2,413,645

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(58,956)	-	(58,956)

BALANCE AT OCTOBER 31, 2014	23,049,462	$2,305	-	$-	$1,055,436	$19,606,817	$(135,708)	$(18,089)	$20,510,761

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2014 and 2013

	Years ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,413,645	$4,906,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	(15,857)	(1,483)
Stock-based compensation	94,400	53,161
Depreciation and amortization	377,195	344,520
Decrease in accounts receivable	1,050,843	428,309
Increase in other assets	(17,015)	(383,939)
(Decrease) increase in liabilities	(572,544)	279,629
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,330,667	5,626,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(207,507)	(219,352)
Proceeds from disposition of property and equipment	38,800	13,946
NET CASH USED IN INVESTING ACTIVITIES	(168,707)	(205,406)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	109,859
Repurchase of common stock	(18,089)	-
Payments on obligations under capital lease	(73,177)	(39,436)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(91,266)	70,423

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,547)	16,107

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,042,147	5,507,810

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	12,045,923	6,538,113

CASH AND CASH EQUIVALENTS – END OF YEAR	$15,088,070	$12,045,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$535,267	$1,325,910
Interest	$7,186	$7,213

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $53,532 and $4,532 disposed during the years ended October 31, 2014 and 2013, respectively.	$76,475	$16,995
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$79,635	$204,325
Issuance of common stock pursuant to agreement with investor relations firm	$30,000	$90,000
Conversion of cashless exercise of warrants and options to shares of common stock	$31	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$85,995	$-

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2014 and 2013

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 91% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 3% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 6% of total revenues), which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2014, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Subsequent Events

The Company has evaluated subsequent events to January 29, 2015, the date that these financial statements were available for issuance. The Company has determined that there are no events occurring in this period that required disclosure in or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2013 consolidated financial statements to conform them to the October 31, 2014 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2014 and 2013:

Type of security as of October 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,000,000	$—	$—	$4,000,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(27,123)	67,877
Total interest-bearing and available-for-sale securities	$4,095,000	$—	$(27,123)	$4,067,877

Type of security as of October 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(23,740)	71,260
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(23,740)	$4,571,260

At October 31, 2014 and 2013, the above marketable securities included a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2014 and 2013:

Classification in the Consolidated Balance Sheets	2014	2013
Cash and cash equivalents	$4,000,000	$4,500,000
Marketable securities	67,877	71,260
Total available-for-sale securities	$4,067,877	$4,571,260

Cash and cash equivalents in the table above exclude cash in banks of approximately $11.0 million and $7.5 million as of October 31, 2014 and 2013, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of October 31, 2014 and 2013, we believe that the cost base for our available-for-sale securities were recoverable in all material respects.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2014 and 2013 consisted of the following:

		October 31,
	Useful life (years)	2014	2013
Vehicles	5	$302,182	$292,662
Leasehold improvements	5-8	598,040	598,040
Computers	3	678,185	593,273
Equipment	3-7	1,345,151	1,223,096
Furniture and fixtures	10	149,492	149,698
Total		3,073,050	2,856,769
Less: Accumulated depreciation and amortization		(2,204,009)	(1,880,346)
Property and equipment, net		$869,041	$976,423

NOTE D - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within the four year term ended with the taxable year ended October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant were not subject to a Baseline and were allowed a four year gradual phase-in from the maximum income tax rate of 30%, as provided by the 2011 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax.

For the years ended October 31, 2014 and 2013, the favorable consolidated net income aggregate dollar and weighted average earnings per share basic effects of the Grant were approximately $1,011,000 and $1,563,000, and $0.044 and $0.070, respectively.

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

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2014, and 2013 is as follows:

	October 31,
	2014	2013
United States federal statutory rate	35.0%	35.0%
Non United States earnings invested indefinitely, and Puerto Rico Act 73 Tax Grant effect	(20.9)%	(15.7)%
Other, net	0.7%	-%
Effective tax rate	14.8%	19.3%

As of October 31, 2014 and 2013, the Company has not recognized deferred income taxes on $16.9 million and $14.4 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $3.6 million and $2.9 million at October 31, 2014 and 2013, respectively.

At October 31, 2014, Pharma-Spain and Pharma-IR have unused operating losses of approximately $510,000 and $910,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028 and 2029 for the aggregate amounts of $510,000 and $332,000, respectively for Pharma-Spain, and indefinitely for Pharma-IR. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain and Pharma-IR of approximately $102,000 and $114,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland and Spain. The 2010 (2009 for Puerto Rico) through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE E – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $209,678 and $200,158 (accumulated amortization of $117,112 and $127,205) as of October 31, 2014 and 2013, respectively. Amortization expense for vehicles under non-cancelable lease agreements amounted to $43,439 and $40,032 for the years ended October 31, 2014 and 2013, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2014:

Twelve months ending October 31,	Amount
2015	$26,850
2016	26,214
2017	24,961
2018	18,697
2019	6,232
Total future minimum lease payments	102,954
Less: Amount of imputed interest	(6,224)
Present value of future minimum lease payments	96,730
Current portion of obligation under capital leases	(21,994)
Long-term portion	$74,736

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under four different rental agreements.

In February 2012, the Company automatically renewed a lease agreement with an affiliate of our Chairman of the Board, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renewal is for a term of five years with monthly rental payments of $23,930, $25,127, $26,383, $27,702 and $29,087 for each of the five years under the lease. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas.

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

The Company maintains office facilities in Los Angeles, California, Cork, Ireland and Madrid, Spain. These facilities are under month-to-month leases with monthly payments of approximately $1,200, $900 and $1,900, respectively.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2014 are as follows:

Amount
2015	$403,854
2016	420,277
2017	166,101
2018	81,330
2019	83,770
Thereafter	93,491
Total minimum lease payments	$1,248,823

Rent expense for the years ended October 31, 2014 and 2013 was approximately $573,000 and $521,800, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE F – WARRANTS

At October 31, 2013, the Company had outstanding warrants to purchase 240,800 shares of the Company’s common stock at an exercise price of $0.06. In January 2014, all of these warrants were exercised on a cashless basis, resulting in a net issuance of 233,763 shares of common stock. As of October 31, 2014, the Company had no warrants outstanding.

On December 2014 the Company entered into an Agreement with a firm for providing (i) business development, and (ii) mergers and acquisition services to the Company. Pursuant to the Agreement terms, the Company issued a warrant for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrant contains provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the Agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying shares of common of the warrant may be cancelled and/or forfeited depending on the date of termination. The warrant expires on December 1, 2019.

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

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of October 31, 2014, pursuant to the program a total of 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $18,089.

NOTE H – EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings per share is based on the weighted-average number of our common shares outstanding and the dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option and restricted stock unit awards, determined using the treasury stock method. The following data shows the amounts used in the calculations of basic and diluted earnings per share:

	Years ended October 31,
	2014	2013
Net income available to common equity holders - used to compute basic and diluted earnings per share	$2,413,645	$4,906,489

Weighted average number of common shares - used to compute basic earnings per share	22,979,290	22,201,514
Effect of warrants to purchase common stock	47,706	665,911
Effect of restricted stock units to issue common stock	41,314	-
Effect of options to purchase common stock	625,901	792,937
Weighted average number of shares - used to compute diluted earnings per share	23,694,211	23,660,362

For the year ended on October 31, 2014, options for the purchase of 80,000 shares of common stock were not included in computing diluted earnings per share because their effect were antidilutive.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan (the “2005 Plan), covering 2,500,000 shares of common stock. The 2005 Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors. The 2005 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

The Company recognizes stock-based compensation based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited.

The 2005 Plan stock options activity and status for the years ended October 31, 2014 and 2013 was as follows:

	Year ended October 31,
	2014		2013
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,170,000	$0.6831	1,740,000	$0.6965
Granted	80,000	$2.0500	40,000	$0.7500
Exercised	(100,000)	$0.4830	-	-
Expired and/or forfeited	(50,000)	$0.7300	(610,000)	$0.7257
Total outstanding at end of year	1,100,000	$0.7985	1,170,000	$0.6831

Outstanding exercisable stock options at end of year	763,324	$0.7614	523,327	$0.6294

	October 31, 2014		October 31, 2013
Weighted average remaining years in contractual life for:
Total outstanding options	2.4 years		3.0 years
Outstanding exercisable options	2.3 years		2.6 years
Shares of common stock available for issuance pursuant to future stock option grants	1,300,000		1,330,000

The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2014	2013
Stock-based compensation expense:
Cost of services	$10,018	$11,121
Selling, general and administrative	84,382	42,040
Stock-based compensation before tax	94,400	53,161
Income tax benefit	-	-
Net stock-based compensation expense	$94,400	$53,161
Effect on earnings per share:
Basic earnings per share	$(0.004)	$(0.002)
Diluted earnings per share	$(0.004)	$(0.002)

As of October 31, 2014, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $40,000. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.3 years.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in (“SEC”) Staff Accounting Bulletin No. 107, for plans with insufficient exercise experience. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2014 and 2013:

	Year ended October 31,
	2014	2013
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	54.6%	47.7%
Risk free interest rate	0.8%	0.4%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.7806	$0.2495

As of October 31, 2014 and 2013, the aggregate intrinsic value of options outstanding was approximately $571,000 and $1,108,000, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

During the year ended October 31, 2014, 100,000 stock options were exercised on a cashless basis, resulting on the net issuance of 76,013 common shares. The total intrinsic values of options exercised during the year eneded October 31, 2014 was approximately $154,000. The actual tax benefits realized from tax dedcutions from option exercises are insignificant.

Since the 2005 Long-Term Incentive Plan is for a term of ten years, which will expire on October 2015, on March 31, 2014, the Company's board of directors adopted, and on April 30, 2014, the Company’s stockholders approved, the 2014 Long-Term Incentive Plan (the “2014 Plan”), covering 2,300,000 shares of common stock. The 2014 Plan provisions are similar to those of the 2005 Plan. As of October 31, 2014, no awards have been granted under the 2014 Plan.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2014 or 2013. During the year ended October 31, 2014 revenues from these customers were 19%, 17% and 10%, or a total of 46%, as compared to the same period last year for 28%, 15% and 2%, or a total of 45%, respectively. At October 31, 2014 and 2013, amounts due from these customers represented 36% and 27% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global group of affiliated companies. During the year ended October 31, 2014, aggregate revenues from these global groups of affiliated companies were 40% and 10%, or a total of 50%, as compared to the same period last year for 51% and 2%, or a total of 53%, respectively. At October 31, 2014 and 2013, amounts due from this global group of affiliated companies represented 62% and 36% of total accounts receivable balance, respectively.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2014 and 2013. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2014	2013
REVENUES:
Puerto Rico consulting	$15,586,343	$15,833,248
United States consulting	7,760,941	11,334,094
Europe consulting	2,184,977	3,596,648
Lab (microbiological and chemical testing)	1,718,771	1,866,935
Other segments¹	304,007	431,085
Total consolidated revenues	$27,555,039	$33,062,010

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$2,380,745	$3,673,143
United States consulting	898,924	2,227,771
Europe consulting	(514,744)	(319,193)
Lab (microbiological and chemical testing)	(116,711)	250,500
Other segments¹	229,958	244,089
Total consolidated income before taxes	$2,878,172	$6,076,310

1
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto and United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the year ended  October 31, 2014 and 2013, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified profit sharing plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2014 and 2013 were $86,100 and $91,500, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  Pursuant to the Consulting Agreement, the Consultant will receive a monthly fee of $42,000 during the one year term of the Consulting Agreement.  Additionally, our Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 31, 2014, the Consulting Agreement was renewed for an additional term of one year.

NOTE N – SUBSEQUENT EVENT

On December 2014, the Company issued a warrant for the purchase of 1,000,000 common shares, as more fully disclosed in Note F.