Form 10-K/A
period 2014-10-31
Pharma-Bio Serv, Inc.
filed 2015-03-02
CIK 1304161

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2014 filed by the Registrant with the Securities and Exchange Commission (the "SEC") on January 29, 2015 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2014

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors

Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	51	Chairman of the Board	2006
Kirk Michel(1),(2)	59	Director	2006
Dov Perlysky(2),(3)	52	Director	2004
Howard Spindel(1)	69	Director	2006
Irving Wiesen(1),(2),(3)	60	Director	2006
________________
(1)	Member of the Audit Committee and Compensation Committee.
(2)	Member of the Mergers and Acquisition Committee.
(3)	Member of the Nominating Committee.

Elizabeth Plaza has served as the Chairman of the Board since January 2006.  Also, Ms. E. Plaza assumed the role of Senior Strategic Consultant of the Company on January 1, 2013. Ms. E. Plaza served as our president and chief executive officer from January 2006 to December 2012, and as our principal executive officer from January 1, 2014 to December 31, 2014.   Ms. E. Plaza holds a B.S. in Pharmaceutical Sciences, magna cum laude, from the School of Pharmacy of the University of Puerto Rico. She was a 40 under 40 Caribbean Business Award recipient in 2002, the 2003 recipient of Ernst & Young’s Entrepreneur of the Year Award in Health Science, one of the 2003 recipients of the Puerto Rico Powerful Business Women Award, elected as Puerto Rico Manufacturers Association 2004 (Metropolitan-West Region) Executive of the Year, and Puerto Rico 2008 Executive of the Year. She is member of the US Department of Commerce National Advisory Council on Minority Business Enterprise and is also member of the Puerto Rico Manufacturer's Association Board of Directors.

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

(c)           Identification of Certain Significant Employees

Not applicable.

(d)           Family Relationships

Elizabeth Plaza and Nélida Plaza, our former Chief Operating Officer and Secretary, are sisters. There is no other family relationship among our officers and directors.

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

(f)           Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2014 ("Fiscal 2014") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j)           Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2014, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with, except  Messrs. Michel, Perlysky, Spindel and Wiesen each untimely filed a Form 4 to report one transaction.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all our senior management, including our principal executive officer, principal financial officer and principal accounting officer, and directors.  We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website at www.pharmabioserv.com. Our website is not part of this report.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2014 and 2013 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards ($)(3)	All Other Compensation		Total
Elizabeth Plaza,	2014	$-	$-		$-	$550,754	(7)	$550,754
Chairman and Former Principal Executive Officer(1)	2013	105,525	-		-	347,067	(8)	452,592

Nélida Plaza,	2014	$225,600	$45,000	(4)	$10,879	$5,204	(9)	$286,683
Former Chief Operating Officer and Secretary(2)	2013	215,023	112,500	(5)	10,879	15,612	(9)	354,014

Pedro Lasanta,	2014	$158,407	$-	(6)	$10,879	-		$169,286
Chief Financial Officer, Vice President –Finance and Administration and Secretary	2013	145,313	50,000	(5)	10,879	-		206,192
________________
(1)
Elizabeth Plaza served as the Principal Executive Officer of the Company from January 1, 2014 to December 31, 2014.  Ms. E. Plaza previously served as the President and Chief Executive Officer of the Company from January 2006 to December 31, 2012.

(2)
Effective November 28, 2014, Nélida Plaza resigned as the Chief Operating Officer and Secretary of the Company.  Ms. N. Plaza previously served as the Acting President and Chief Executive Officer of the Company from January 2013 until December 31, 2013, Vice President of Operations of Pharma-Bio Serv PR, Inc. from January 2004 until December 31, 2013, and the President of Puerto Rico Operations of the Company from December 2009 until December 31, 2013.

(3)
Amounts shown do not reflect compensation received by the officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2014 and 2013 for option grants that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note I – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

(4)	Represents bonus for services in fiscal 2014, which were paid in December 2014.

(5)	Represents bonus for services in fiscal 2013, which were paid in January 2014.

(6)	The Compensation Committee of the Board of Directors is continuing to evaluate performance for services during the year ended October 31, 2014.

(7)
Represents consulting fees and company lease payments for the vehicle under Elizabeth Plaza’s use in the amount of $532,883 and $17,871, respectively.  For additional information regarding these consulting fees, see Employment Agreements – Elizabeth Plaza – Consulting Agreement below.

(8)
Represents consulting fees and company lease payments for the vehicle under Elizabeth Plaza’s use in the amount of $330,687 and $16,380, respectively.  For additional information regarding these consulting fees, see Employment Agreements – Elizabeth Plaza – Consulting Agreement below.

(9)	Represents lease payments for the vehicle under the use of Nélida Plaza.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Elizabeth Plaza	-	-	-	-
Nélida Plaza(1)(2)	133,400	66,600	$$0.7200	Jan. 30, 2017
Pedro Lasanta(1)	133,400	66,600	$$0.7200	Jan. 30, 2017
________________
(1)	Options to purchase 200,000 shares of common stock were granted on January 30, 2012. These options vest in three annual installments beginning on January 30, 2013.

(1)
Effective December 15, 2014, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of options to purchase 66,600 shares of common stock of the Company at an exercise price of $0.72 per share previously granted to Nelida Plaza, in connection with her resignation on November 28, 2014.

Employment Agreements

Elizabeth Plaza – Consulting Agreement

On December 31, 2013, the Company entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”) and Ms. E. Plaza, effective as of January 1, 2014.  On January 1, 2015,  the consulting agreement was amended to extend the term of the Consulting Agreement for an additional year to December 31, 2015.  Pursuant to the consulting agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  Pursuant to the consulting agreement, the Consultant will receive a monthly fee of $42,000 during the term of the consulting agreement.  Additionally, Ms. E. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The consulting agreement also included standard provisions relating to non-competition, confidentiality, and nondisparagement.

Victor Sanchez

On January 1, 2015, the Company entered into an Employment Agreement with Victor Sanchez, the President, Chief Executive Officer and President of Europe Operations of the Company (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Sanchez is entitled to receive an annual base salary of $220,000 and such discretionary bonus, stock options and other equity-based incentives as determined by the Compensation Committee of the Company.  Also, Mr. Sanchez is entitled to receive benefits provided to all other executive officers of the Company.

Also, pursuant to the Employment Agreement, if the Company terminates the Employment Agreement and Mr. Sanchez’s employment other than for death, disability or cause, the Company shall (1) pay to Mr. Sanchez within 30 days after the date of termination (a) a  lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976, known as the “Wrongful Discharge Act” (“Ley de Despido Injustificado”), whichever amount is higher; (b) any bonuses that he  may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by him will become vested and exercisable for a three month period following the termination.  Also, pursuant to the Employment Agreement, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Sanchez will become vested and exercisable immediately prior to such event.  If the Employment Agreement is terminated for death, disability or cause, no additional compensation will be payable subsequent to the date of such termination.  The Employment Agreement also includes standard provisions relating to non-competition, non-solicitation and confidentiality.

Nélida Plaza

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

On November 11, 2014, the Company accepted the resignation of Nelida Plaza as Chief Operating Officer and Secretary of the Company, effective November 28, 2014, for personal reasons.  Ms. Plaza also resigned from other positions she held with the Company’s subsidiaries.  The Compensation Committee of the Board of Directors of the Company accelerated the vesting of options to purchase 66,600 shares of common stock of the Company at an exercise price of $0.72 per share previously granted to Nelida Plaza and, pursuant to the terms of Ms. Plaza’s employment agreement, approved a bonus of $45,000 (representing 20% of Ms. Plaza’s base salary) for the year ended October 31, 2014.

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

Director Compensation

Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to non-employee directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year.  Also, each non-employee director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election.  Messrs. Michel, Perlysky, Spindel and Wiesen are our non-employee directors, all of which are independent directors since their appointment in January 2006, except for Mr. Perlysky which became an independent director in February 2009.

Prior to January 1, 2014, non-employee directors received the following compensation (i) a $1,500 quarterly retainer fee, (ii) $1,000 for attendance at each meeting of the Board of Directors, (iii) $500 for attendance at each Committee meeting, and (iv) an automatic annual stock option grant of 10,000 shares granted on the first trading day of January.

The following table summarizes the compensation paid to our non-employee directors for the year ended October 31, 2014.  Compensation paid to Elizabeth Plaza for the year ended October 31, 2014 is set forth above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash(1)	Option Awards (2)(3)	Total
Kirk Michel	$34,833	$9,137	$43,970
Dov Perlysky	$34,333	$9,137	$43,470
Howard Spindel	$34,833	$9.137	$43,970
Irving Wiesen	$34,833	$9,137	$43,970
________________
(1)	All amounts were earned and paid during fiscal 2014.

(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2014 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note I – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2014, each of our non-employee directors held the following number of options to purchase shares of common stock:

Messrs. Perlysky, Spindel, and Wiesen			Kirk Michel
Grant Date	Options	Exercise Price	Grant Date	Options	Exercise Price
1/04/2010	10,000	$0.34	1/03/2012	10,000	$0.70
1/03/2011	10,000	$0.26	1/02/2013	10,000	$0.75
1/03/2012	10,000	$0.70	1/10/2014	20,000	$2.05
1/02/2013	10,000	$0.75
1/10/2014	20,000	$2.05

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of February 23, 2015 by:

●	each director;

●	each officer named in the summary compensation table (“Named Executive Officers”);

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and Named Executive Officers as a group.

As of February 23, 2015, the Company had 23,012,012 shares of common stock outstanding.  As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 23, 2015	Percentage
Directors and Executive Officers
Elizabeth Plaza(1)	9,169,518	39.9%
Dov Perlysky(2)	1,992,326	8.6%
Kirk Michel(3)	386,247	1.7%
Howard Spindel(4)	54,981	*
Irving Wiesen(5)	54,876	*
Victor Sanchez(6)	108,325	*
Pedro Lasanta(7)	222,146	*
Nélida Plaza(8)	87,500	*
All Directors and Executive Officers as a group
(seven persons)(9)	11,988,419	51.1%
5% or Greater Stockholders
Venturetek, L.P.(10)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (11)	2,060,060	9.0%
Addison McKinley Levi III (12)	2,050,059	8.9%
________________
*           Less than 1%.
(1)
Includes 4,099,241 shares owned by Ms. Plaza directly and 5,070,277 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,277 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until September 26, 2015, unless the business certification expires sooner.

(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 14,981 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) options issued to Mr. Perlysky to purchase 40,000 shares of common stock, which are vested as of February 23, 2015.  Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.

(3)
The shares of common stock beneficially owned by Mr. Michel consist of (i) 15,541 shares directly owned, (ii) 30,000 shares of common stock issuable upon exercise of options, which are vested as of February 23, 2015, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(4)
The shares of common stock owned by Mr. Spindel represent 14,981 shares owned by his spouse, and 40,000 shares issuable upon exercise of options, which are vested as of February 23, 2015.  Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(5)	The shares of common stock owned by Mr. Wiesen, represent 14,876 shares directly owned, and 40,000 shares issuable upon exercise of options, which are vested as of February 23, 2015.

(6)	The shares of common stock owned by Mr. Sanchez represent 8,325 shares directly owned, and 100,000 shares issuable upon exercise of options, which are vested as of February 23, 2015.

(7)	The shares of common stock owned by Mr. Lasanta, represent 22,146 shares directly owned, and 200,000 shares issuable upon exercise of options, which are vested as of February 23, 2015.

(8)	Effective November 28, 2014, Nélida Plaza resigned as Chief Operating Officer and Secretary of the Company. The number of shares held by Nélida Plaza is based on a Form 4 filed on December 17, 2014.

(9)	Includes 450,000 shares issuable upon the exercise of options, which are vested as of February 23, 2015.

(10)
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

(11)
This information was obtained from a Schedule 13D filed by Ramon Luis Dominguez Thomas on March 27, 2014.  The business address for this person is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(12)
This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014.  The business address for this person is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. During the years ended October 31, 2014 and October 31, 2013, we paid approximately $313,000 and $298,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.

Also, see Employment Agreements – Elizabeth Plaza – Consulting Agreement above for a description of the Consulting Agreement.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by Horwath in 2014 and 2013 as follows:

Description of services:	Fiscal 2014	Fiscal 2013
Audit	$49,395	$47,600
Audit-Related	27,825	27,825
Tax and other services	22,601	19,232
Total Fees	$99,821	$94,657

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during fiscal 2014 and 2013.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.
All Financial Statements:  Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on January 29, 2015 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 of our Annual Report of Form 10-K filed with the Commission on January 29, 2015.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.1	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza.	8-K	000-50956	10.1	1/11/2013
10.2	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.3	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.4	Consulting Agreement, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.13	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.14	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.15	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.16	Employment Agreement Amendment among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.17	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.20	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.21	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2015
23.1	Consent of Horwath Vélez & Co, PSC	10-K	000-50956	23.1	1/29/2015
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2015
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2015
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2015
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2015
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2015
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2015
———————
*      Filed herewith

**      Furnished herewith

Exhibits 10.1 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Date: March 2, 2015	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Title: Chief Financial Officer, Vice President -Finance and Administration and Secretary
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