Form 10-Q
period 2015-01-31
Pharma-Bio Serv, Inc.
filed 2015-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of March 13, 2015 was 23,088,700.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS:	January 31, 2015*	October 31, 2014**
Current assets
Cash and cash equivalents	$15,046,164	$15,088,070
Marketable securities	65,780	67,877
Accounts receivable	6,285,843	6,385,575
Other	720,791	783,466
Total current assets	22,118,578	22,324,988

Property and equipment	812,438	869,041
Other assets	16,523	17,055
Total assets	$22,947,539	$23,211,084

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$21,717	$21,994
Accounts payable and accrued expenses	1,887,025	2,355,034
Income taxes payable	284,835	248,559
Total current liabilities	2,193,577	2,625,587

Obligations under capital leases	69,174	74,736
Total liabilities	2,262,751	2,700,323

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,175,459 and 23,049,462 shares issued, and 23,089,859 and 23,033,912 shares outstanding at January 31, 2015 and October 31, 2014, respectively	2,318	2,305
Additional paid-in capital	1,076,436	1,055,436
Retained earnings	19,895,197	19,606,817
Accumulated other comprehensive loss	(183,723)	(135,708)

	20,790,228	20,528,850
Treasury stock, at cost; 85,600 and 15,550 common shares held at January 31, 2015 and October 31, 2014, respectively	(105,440)	(18,089)
Total stockholders' equity	20,684,788	20,510,761
Total liabilities and stockholders' equity	$22,947,539	$23,211,084

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2015	2014
REVENUES	$5,882,174	$7,007,652

COST OF SERVICES	4,176,862	4,635,451

GROSS PROFIT	1,705,312	2,372,201

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,376,868	1,544,581

INCOME FROM OPERATIONS	328,444	827,620

OTHER EXPENSE, NET	(1,222)	-

INCOME BEFORE INCOME TAXES	327,222	827,620

INCOME TAX EXPENSE	38,829	165,687

NET INCOME	$288,393	$661,933

BASIC EARNINGS PER COMMON SHARE	$0.013	$0.029

DILUTED EARNINGS PER COMMON SHARE	$0.012	$0.028

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,054,858	22,776,093

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,463,843	23,725,279

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2015	2014
NET INCOME	$288,393	$661,933

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation loss	(45,918)	(10,495)
Net unrealized losses on available-for-sale securities	(2,097)	(7,136)

TOTAL OTHER COMPREHENSIVE LOSS	(48,015)	(17,631)

COMPREHENSIVE INCOME	$240,378	$644,302

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,393	$661,933
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,000	17,100
Depreciation and amortization	91,396	91,655
Decrease in accounts receivable	143,868	1,731,636
Decrease in other assets	62,857	108,691
Decrease in liabilities	(489,887)	(859,363)
NET CASH PROVIDED BY OPERATING ACTIVITIES	117,627	1,751,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,438)	-
NET CASH USED IN INVESTING ACTIVITIES	(35,438)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(87,351)	-
Payments on obligations under capital lease	(5,839)	(10,359)
NET CASH USED IN FINANCING ACTIVITIES	(93,190)	(10,359)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30,905)	(4,411)
NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,906)	1,736,852

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,088,070	12,045,923

CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,046,164	$13,782,775

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$2,600	$69,180
Interest	$1,350	$1,305

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$5,214	$9,070
Conversion of cashless exercise of options to shares of common stock	$13	$30
Issuance of common stock pursuant to agreement with investor relations firm	$-	$30,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2015
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, and Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company. Pharma-Bio, Pharma-PR, Pharma Serv, Pharma-US, Pharma-IR and Pharma-Spain are collectively referred to as the “Company”. The Company operates in Puerto Rico, the United States, Ireland and Spain under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2014 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of expected results for the full 2015 fiscal year.

The accompanying financial data as of January 31, 2015, and for the three-month period ended January 31, 2015 and 2014 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2014.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2015, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2015 and October 31, 2014, the accumulated depreciation and amortization amounted to $2,295,405 and $2,204,009, respectively.

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this report. The Company has determined that there are no events occurring in this period that required disclosure or adjustment.

Reclassifications

Certain reclassifications have been made to the January 31, 2014 condensed consolidated financial statements to conform them to the January 31, 2015 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of January 31, 2015 and October 31, 2014:

Type of security as of January 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(29,220)	65,780
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(29,220)	$4,565,780

Type of Security as of October 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,000,000	$—	$—	$4,000,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(27,123)	67,877
Total interest-bearing and available-for-sale securities	$4,095,000	$—	$(27,123)	$4,067,877

At January 31, 2015 and October 31, 2014, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of January 31, 2015 and October 31, 2014:

Classification in the Consolidated Balance Sheets	January 31, 2015	October 31, 2014
Cash and cash equivalents	$4,500,000	$4,000,000
Marketable securities	65,780	67,877
Total available-for-sale securities	$4,565,780	$4,067,877

Cash and cash equivalents in the table above exclude cash in banks of approximately $10.5 million and $11.0 million as of January 31, 2015 and October 31, 2014, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of January 31, 2015 and October 31, 2014, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The Grant establishes a threshold (“Baseline”) on the Industrial Development Income (“IDI”) subject to the favorable income tax rates. Within a four year term ended with the taxable year ended October 31, 2013, the Baselines were gradually reduced to zero. Certain activities covered under the Grant were not subject to a Baseline and were allowed a four year gradual phase-in from the maximum income tax rate of 39%, as provided by the 1994 Puerto Rico Internal Revenue Code, to the favorable fixed Act 73 income tax rate of 4%, which is effective to the taxable year ended in October 31, 2013. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company and its subsidiary are taxed in the United States at a maximum regular federal income tax rate of 35%.

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

Pharma-Spain and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income in Pharma-Spain through 2028 and 2029, and indefinitely for Pharma-IR.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense, and income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland and Spain. The 2011 (2010 for Puerto Rico) through 2014 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

On December 2014, the Company entered into an agreement (the "Agreement") with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the agreement terms, the Company issued a warrant for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrant contains provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the Agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying shares of common of the warrant may be cancelled or forfeited depending on the date of termination. The warrant expires on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of January 31, 2014 and October 31, 2014, pursuant to the program, a total of 85,600 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $105,440 and $18,089, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2015	2014
Net income available to common equity holders - used to compute basic and diluted earnings per share	$288,393	$661,933
Weighted average number of common shares - used to compute basic earnings per share	23,054,858	22,776,093
Effect of warrants to purchase common stock	-	190,387
Effect of restricted stock units to common stock	44,586	17,345
Effect of options to purchase common stock	364,399	741,454
Weighted average number of shares - used to compute diluted earnings per share	23,463,843	23,725,279

For the three-month period ended January 31, 2015, warrants and options for the purchase of shares of common stock for a total of 1,000,000 and 160,000 shares, respectively, were not considered in computing diluted earnings per share because their effect were antidilutive. Options for the purchase of 80,000 shares of common stock for the three-month period ended in January 31, 2014 were not included in computing diluted earnings per share because their effect were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2015 and 2014. During the three months ended January 31, 2015, revenues from these customers were 12.5%, 12.5%, and 10.0%, or a total of 35.0%, as compared to the percentages for the same period last year of 19.9%, 6.6%, and 32.8%, or a total of 59.3%, respectively. At January 31, 2015, amounts due from these customers represented 35.8% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended January 31, 2015, aggregate revenues from these global groups of affiliated companies were 25.1% and 12.5%, or a total of 37.6%, as compared to the same period last year for 60.1% and 6.6%, or a total of 66.7%, respectively. At January 31, 2015 amounts due from these global groups of affiliated companies represented 37.4% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three month period ended in January 31, 2015 and 2014. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2015	2014
REVENUES:
Puerto Rico consulting	$4,206,715	$3,521,211
United States consulting	810,592	2,321,340
Europe consulting	365,532	683,329
Lab (microbiological and chemical testing)	435,959	453,056
Other segments¹	63,376	28,716
Total consolidated revenues	$5,882,174	$7,007,652

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$482,609	$618,347
United States consulting	(60,837)	334,923
Europe consulting	(103,809)	(81,444)
Lab (microbiological and chemical testing)	(76,002)	19,073
Other segments¹	85,261	(63,279)
Total consolidated income before taxes	$327,222	$827,620

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and the United States. These activities include a technical seminars/training division, an information technology services and consulting division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2015 and October 31, 2014, and related depreciation and amortization expense for the three months ended January 31, 2015 and 2014, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2014. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2014.

Overview

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, small individual and freelance consultants, large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (the “Lab”) in Puerto Rico. In addition, we provide information technology consulting services and technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in Puerto Rico, the United States and Europe. Our team includes experienced engineering and life science professionals, former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Ireland and Spain, and pursue to further expand these markets and other markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the Company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services includes a laboratory testing facility, an information technology consulting practice and a training center that provides seminars/training to the industry.

The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It currently offers services to our core industries already serviced as well as the cosmetic and food industries.

We also provide technical seminars/training that incorporate the latest regulatory trends and standards as well as other related areas. A network of leading industry professional experts in their field, which includes resources of our own, provide these seminars/training to the industry through our “Pharma Serv Academy” division. These services are provided in the markets we currently serve, as well as others, and position our company as a key leader in the industry.

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

In the current fiscal year, the Company started the development of a new Puerto Rico based Calibrations Services Division that will develop and operate a central metrology/calibration laboratory and provide lab and field calibration, verification and qualification of equipment and installations, readiness audits, HVAC and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in Calibrations, Validation, HVAC and Clean Room Qualification services to assist the Company in the development process. The Company expects to have the Calibrations Division partially operational by the end of the current fiscal year with a minimal capital investment since most of the services will be rendered on site.

On December 2014, the Company entered into an Agreement with a firm to provide (i) mergers and acquisition, and (ii) business development services to the Company. These services are aimed to improve and assist the expansion of our market reach and customer base, primarily in the United States consulting business.

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

Industry consolidations, the pharmaceutical regulatory environment, changes in tax laws, customers’ price sensitive procurement processes, and the Puerto Rico and global economies are factors and uncertainties that affect our clients and business. As such, we are constantly realigning our business strategies as new opportunities and challenges arise.

For the three months ended January 31, 2015, net revenues for the Company were $5.9 million, a decrease of $1.1 million, or 16%, when compared to the same period last year. This decline is mainly attributable to a $1.5 and $0.3 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $0.7 million, of which $0.4 million is attributable to projects in Latin America that are managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. During the three months ended January 31, 2015, business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same period last year. As a result selling, general and administrative expenses were reduced by approximately $0.2 million when compared to the same period last year.

 The revenue decline, partially offset by a reduction of business development and operational support expenses, resulted in our three months ended January 31, 2015 net income being approximately $0.3 million, a decrease of $0.4 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2015 and 2014, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2015		2014
Puerto Rico	$4,706	80.0%	$4,003	57.1%
United States	811	13.8%	2,321	33.1%
Europe	365	6.2%	683	9.8%
	$5,882		$7,007

Weak economies and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, and the impact on the industry, if any, of the recently enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2015 and 2014, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2015		2014
Revenues	$5,882	100.0%	$7,007	100.0%
Cost of services	4,177	71.0%	4,635	66.2%
Gross profit	1,705	29.0%	2,372	33.8%
Selling, general and administrative costs	1,377	23.4%	1,544	22.0%
Other expense, net	1	0.0%	-	0.0%
Income before income taxes	327	5.6%	828	11.8%
Income tax expense	39	0.7%	166	2.4%
Net income	288	4.9%	662	9.4%

Revenues. Revenues for the three months ended January 31, 2015 were $5.9 million, a decrease of approximately $1.1 million, or 16%, when compared to the same period last year. This decline is mainly attributable to a $1.5 and $0.3 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $0.7 million, of which $0.4 million are attributable to projects in Latin America managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2015 decreased 4.8 percentage points when compared to last year.

The decrease in gross margin is mainly attributable to the decrease of 3.2 percentage points in consulting services gross margin, while the Lab accounted for the remaining net gross margin decline. The consulting services gross margin reduction is mainly attributable to higher margin non-recurring projects in the same period last year, while the Lab gross margin is attributable to a decline in testing volume, versus the absorption of fixed cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2015 were approximately $1.4 million, a net decrease in expenses of approximately $0.2 million as compared to the same period last year. Business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same period last year.

Income Taxes Expense. The reduction in income tax expense is a function of the decrease in income before tax, and the effective tax rate attained after considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three months ended January 31, 2015 was approximately $0.3 million, a decrease of $0.4 million when compared with the same period last year. Our net income variance, when compared to the same period last year, is mainly attributable to the decline in revenue, partially offset by a reduction of business development and operational support expenses, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended January 31, 2015, earnings per common share basic and diluted were $0.013 and $0.012, respectively, a decrease of $0.016 for both, basic and diluted, when compared to the same period last year. The decrease is mainly attributable to the decrease in net income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the three months ended January 31, 2015, we have generated a working capital increase of approximately $0.2 million, when compared to October 31, 2014.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us, and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its Company’s finances.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2015.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2015 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

New Accounting Pronouncements

There were no new accounting standards, issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2014, which could have a significant effect on our condensed consolidated financial statements.

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

●	Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers, or potential customers, to do business in Puerto Rico and consequently adversely affect our business.

●	Changes in tax benefits may affect the willingness of companies to continue or expand their operations in Puerto Rico.

●
Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations carried in Puerto Rico.

●	Other factors, including economic factors, may affect the decision of businesses to continue or expand their operations in the markets we serve.

●	Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

●	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

●	Customer procurement and sourcing practices intended to reduce costs could have an adverse affect on our margins and profitability.

●
Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the life science and medical device industries may have a harmful effect on our business.

●	Because the life science and medical device industries are subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards impacting our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	We may not be able to grow unless we consummate acquisitions or enter markets outside of Puerto Rico, the United States, Ireland and Spain.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

●	If we make any acquisitions, they may disrupt or have a negative impact on our business.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability may vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended January 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2014 through November 30, 2014	25,550	$1.21	25,550	1,958,900
December 1, 2014 through December 31, 2014	31,300	$1.26	31,300	1,927,600
January 1, 2015 through January 31, 2015	13,200	$1.29	13,200	1,914,400
Total	70,050		70,050

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

ITEM 6.  EXHIBITS

(a)	Exhibits:

10.1
Consulting Agreement Amendment, dated January 1, 2015, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2015 and incorporated herein by reference).+

10.2
Employment Agreement, dated January 1, 2015, by and between Pharma-Bio Serv, Inc. and Victor Sanchez (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015 and incorporated herein by reference).+

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

PHARMA-BIO SERV, INC.

/s/ Victor Sanchez
Victor Sanchez
Chief Executive Officer and President Europe Operations
(Principal Executive Officer)

/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 17, 2015