Form 10-Q
period 2015-04-30
Pharma-Bio Serv, Inc.
filed 2015-06-15
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding as of June 12, 2015 was 23,071,600.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2015*	October 31, 2014**
ASSETS
Current assets:
Cash and cash equivalents	$14,405,483	$15,088,070
Marketable securities	48,010	67,877
Accounts receivable	7,107,921	6,385,575
Other	759,001	783,466
Total current assets	22,320,415	22,324,988

Property and equipment	753,967	869,041
Other assets	18,608	17,055
Total assets	$23,092,990	$23,211,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$22,073	$21,994
Accounts payable and accrued expenses	1,731,792	2,355,034
Income taxes payable	220,965	248,559
Total current liabilities	1,974,830	2,625,587

Obligations under capital leases	63,522	74,736
Total liabilities	2,038,352	2,700,323

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,185,975 and 23,049,462 shares issued, and 23,074,200 and 23,033,912 shares outstanding, at April 30, 2015 and October 31, 2014, respectively	2,319	2,305
Additional paid-in capital	1,141,884	1,055,436
Retained earnings	20,254,204	19,606,817
Accumulated other comprehensive loss	(206,874)	(135,708)
	21,191,533	20,528,850
Treasury stock, at cost; 111,775 and 15,550 common shares held at April 30, 2015 and October 31, 2014, respectively	(136,895)	(18,089)
Total stockholders' equity	21,054,638	20,510,761
Total liabilities and stockholders' equity	$23,092,990	$23,211,084

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
REVENUES	$5,442,680	$6,574,955	$11,324,854	$13,582,607

COST OF SERVICES	3,756,649	4,485,041	7,933,511	9,120,492

GROSS PROFIT	1,686,031	2,089,914	3,391,343	4,462,115

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,294,039	1,670,651	2,670,907	3,215,232

INCOME FROM OPERATIONS	391,992	419,263	720,436	1,246,883

OTHER EXPENSE, NET	(760)	(851)	(1,982)	(851)

INCOME BEFORE TAX	391,232	418,412	718,454	1,246,032

INCOME TAX EXPENSE	32,225	90,634	71,054	256,321

NET INCOME	$359,007	$327,778	$647,400	$989,711

BASIC EARNINGS PER COMMON SHARE	$0.016	$0.014	$0.028	$0.043

DILUTED EARNINGS PER COMMON SHARE	$0.015	$0.014	$0.028	$0.042

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,086,540	23,049,176	23,074,883	22,910,371

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,428,223	23,788,002	23,450,557	23,755,729

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
NET INCOME	$359,007	$327,778	$647,400	$989,711

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation (loss) gain	(5,381)	15,533	(51,299)	5,038
Net unrealized (loss) gain on available-for-sale securities	(17,769)	4,286	(19,866)	(2,850)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(23,150)	19,819	(71,165)	2,188

COMPREHENSIVE INCOME	$335,857	$347,597	$576,235	$991,899

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359,007	$327,778	$647,400	$989,711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	65,448	17,100	86,448	34,200
Depreciation and amortization	92,254	95,850	183,650	187,505
(Increase) decrease in accounts receivable	(879,489)	(1,324,557)	(754,811)	407,079
(Increase) decrease in other assets	(42,761)	(53,345)	20,096	55,346
(Decrease) increase in liabilities	(162,461)	54,952	(633,158)	(804,411)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(568,002)	(882,222)	(450,375)	869,430

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(33,745)	(65,612)	(69,183)	(65,612)
NET CASH USED IN INVESTING ACTIVITIES	(33,745)	(65,612)	(69,183)	(65,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(31,455)	-	(118,806)	-
Payments on obligations under capital lease	(5,296)	(10,294)	(11,135)	(20,653)
NET CASH USED IN FINANCING ACTIVITIES	(36,751)	(10,294)	(129,941)	(20,653)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,183)	3,942	(33,088)	(499)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(640,681)	(954,186)	(682,587)	782,666

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,146,164	13,782,775	15,088,070	12,045,923

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,405,483	$12,828,589	$14,405,483	$12,828,589

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$96,095	$403,305	$98,695	$472,485
Interest	$1,258	$2,698	$2,608	$4,003

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$19,190	$27,950	$24,404	$37,020
Capital lease obligation incurred for the acquisition of a vehicle	$-	$85,995	$-	$85,995
Conversion of cashless exercise of warrants and options to shares of common stock	$1	$4	$14	$34
Issuance of common stock pursuant to agreement with investor relations firm	$-	$-	$-	$30,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, and Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma Serv, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland and Spain under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing services primarily to the pharmaceutical, chemical, medical device and biotechnology industries.

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of April 30, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2014 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2015 are not necessarily indicative of expected results for the full 2015 fiscal year.

The accompanying financial data as of April 30, 2015, and for the three-month and six-month periods ended April 30, 2015 and 2014 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2014.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2015, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2015 and October 31, 2014, the accumulated depreciation and amortization amounted to $2,387,659 and $2,204,009, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2014 condensed consolidated financial statements to conform them to the April 30, 2015 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of April 30, 2015 and October 31, 2014:

Type of security as of April 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(46,990)	48,010
Total interest-bearing and available- for-sale securities	$4,595,000	$—	$(46,990)	$4,548,010

Type of security as of October 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,000,000	$—	$—	$4,000,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(27,123)	67,877
Total interest-bearing and available- for-sale securities	$4,095,000	$—	$(27,123)	$4,067,877

At April 30, 2015 and October 31, 2014, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of April 30, 2015 and October 31, 2014:

Classification in the Consolidated Balance Sheets	April 30, 2015	October 31, 2014
Cash and cash equivalents	$4,500,000	$4,000,000
Marketable securities	48,010	67,877
Total available-for-sale securities	$4,548,010	$4,067,877

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.9 and $11.0 million as of April 30, 2015 and October 31, 2014, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of April 30, 2015 and October 31, 2014, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

NOTE C - INCOME TAXES

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

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

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of April 30, 2015 and October 31, 2014, pursuant to the Company Repurchase Program, a total of 111,775 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $136,895 and $18,089, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net income available to common equity holders - used to compute basic and diluted earnings per share	$359,007	$327,778	$647,400	$989,711
Weighted average number of common shares - used to compute basic earnings per share	23,086,540	23,049,176	23,074,883	22,910,371
Effect of warrants to purchase common stock	-	-	-	96,755
Effect of restricted stock units to issue common stock	32,944	49,391	38,862	33,103
Effect of options to purchase common stock	308,739	689,435	336,812	715,500
Weighted average number of shares - used to compute diluted earnings per share	23,428,223	23,788,002	23,450,557	23,755,729

For the three-month and six-month periods ended April 30, 2015, warrants and options for the purchase of shares of common stock for a total of 1,000,000 and 160,000 shares, respectively, were not considered in computing diluted earnings per share because their effect were antidilutive. Options for the purchase of 80,000 shares of common stock for the three-month and six-month periods ended in April 30, 2014 were not included in computing diluted earnings per share because their effect were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and six-month periods ended April 30, 2015 and 2014. During the three months ended April 30, 2015, revenues from these customers were 9.9%, 14.7% and 7.3%, or a total of 31.9%, as compared to the same period last year for 20.4%, 7.6% and 22.1%, or a total of 50.1%, respectively. During the six months ended April 30, 2015, revenues from these customers were 11.2%, 13.6% and 8.6%, or a total of 33.4%, as compared to the same period last year for 17.5%, 6.2% and 23.5%, or a total of 47.2%, respectively. At April 30, 2015, amounts due from these customers represented 25.6% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended April 30, 2015, aggregate revenues from these global groups of affiliated companies were 19.5% and 14.7%, or a total of 34.2%, as compared to the same period last year for 47.2% and 7.6%, or a total of 54.8%, respectively. During the six months ended April 30, 2015, aggregate revenues from these global group of affiliated companies were 22.2% and 13.6%, or a total of 35.8%, as compared to the same period last year for 46.2% and 6.2%, or a total of 52.4%, respectively. At April 30, 2015, amounts due from these global groups of affiliated companies represented 27.3% of total accounts receivable balance.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2015 and 2014. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
REVENUES:
Puerto Rico consulting	$4,134,720	$3,508,364	$8,341,435	$7,029,575
United States consulting	612,775	2,013,079	1,423,367	4,334,419
Europe consulting	254,799	467,615	620,332	1,150,944
Lab (microbiological and chemical testing)	391,985	440,210	827,943	893,266
Other segments¹	48,401	145,687	111,777	174,403
Total consolidated revenues	$5,442,680	$6,574,955	$11,324,854	$13,582,607

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$547,079	$349,950	$1,029,688	$968,297
United States consulting	(85,188)	171,420	(146,025)	506,343
Europe consulting	(68,439)	(241,515)	(172,248)	(322,958)
Lab (microbiological and chemical testing)	(85,531)	3,024	(161,534)	22,098
Other segments¹	83,311	135,533	168,573	72,252
Total consolidated income before taxes	$391,232	$418,412	$718,454	$1,246,032

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian technical compliance consulting division, technical seminars/training division, an information technology services and consulting division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2015 and October 31, 2014, and related depreciation and amortization expense for the three-month and six-month periods ended April 30, 2015 and 2014, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

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

Overview

We are a compliance, project management and technology transfer support consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide technical training/seminars which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 215 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allows us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services include a laboratory testing facility and a training center that provides seminars/training to the industry.

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

In April 2015, we registered in Brazil our wholly owned subsidiary Pharma-Brazil with the intention to provide consulting services to this attractive market. As of April 30, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

Our information technology services and consulting division based in Puerto Rico (“Integratek”), which is not significant to our operations, is being downsized to follow the current available opportunities on the market served. Business development and operational support expenses were streamlined accordingly.

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

For the six months ended April 30, 2015, net revenues for the Company were $11.3 million, a decrease of $2.3 million, or 16.6% when compared to the same period last year. This decline is mainly attributable to a $2.9 and $0.5 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $1.3 million, of which $1.0 million is attributable to projects in Latin America that are managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. During the six months ended April 30, 2015, business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same period last year. As a result selling, general and administrative expenses were reduced by approximately $0.5 million when compared to the same period last year.

 The net revenue decline, partially offset by a reduction of business development and operational support expenses, resulted in our six months ended April 30, 2015 net income being approximately $0.6 million, a decrease of $0.3 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and six month periods ended April 30, 2015 and 2014, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2015		2014		2015		2014
Puerto Rico	$4,575	84.0%	$4,062	61.8%	$9,281	81.9%	$8,065	59.4%
United States	613	11.3%	2,045	31.1%	1,424	12.6%	4,366	32.1%
Europe	255	4.7%	468	7.1%	620	5.5%	1,151	8.5%
	$5,443		$6,575		$11,325		$13,582

Economies where we do business and worldwide industry consolidations are factors that affect our operations. These factors, and the impact on the industry, if any, of the enacted U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154, which imposed temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the current industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2015 and 2014, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2015		2014		2015		2014
Revenues	$5,443	100.0%	$6,575	100.0%	$11,325	100.0%	$13,582	100.0%
Cost of services	3,757	69.0%	4,485	68.2%	7,934	70.1%	9,120	67.1%
Gross profit	1,686	31.0%	2,090	31.8%	3,391	29.9%	4,462	32.9%
Selling, general and administrative costs	1,294	23.8%	1,671	25.4%	2,671	23.6%	3,215	23.7%
Other expense, net	(1)	0.0%	(1)	0.0%	(2)	0.0%	(1)	0.0%
Income before income taxes	391	7.2%	418	6.4%	718	6.3%	1,246	9.2%
Income tax expense	32	0.6%	90	1.4%	71	0.6%	256	1.9%
Net income	359	6.6%	328	5.0%	647	5.7%	990	7.3%

Revenues. Revenues for the three and six months ended April 30, 2015 were $5.4 and $11.3 million, respectively, a decrease of approximately $1.1 and $2.3 million, or 17.2% and 16.6%, respectively, when compared to the same periods last year.

The decline for the three months ended April 30, 2015, when compared to the same period last year, is mainly attributable to a $1.4 and $0.2 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $0.6 million, of which $0.5 million are attributable to projects in Latin America managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant.

The revenue decrease for the six months ended in April 30, 2015, over the same period last year, is mainly attributable to a decline in projects in the United States and Europe consulting markets for $2.9 and $0.5 million, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $1.3 million, of which $1.0 million are attributable to projects in Latin America managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three-month and six-month periods ended April 30, 2015 decreased 0.8 and 3.0 percentage points, respectively, when compared to last year.

The decrease in gross margin for the three months ended April 30, 2015 is mainly attributable to the decrease of 2.2 percentage points in Lab gross margin, partially offset by an increase of 1.4% percentage points on consulting services margin. The Lab’s unfavorable gross margin yield is mainly attributable to the decrease in testing volume, versus the absorption of fixed cost of services, and a low margin non-recurring testing related project. The reorganization of some minor divisions have contributed to the slight improvement in the consulting business margin.

For the six months ended April 30, 2015, the decline in gross margin is mainly attributable to the decrease of 1.0 and 2.0 percentage points in consulting services and Lab gross margin, respectively. The consulting services gross margin reduction is mainly attributable to higher margin non-recurring projects in the same period last year, while the Lab gross margin is attributable to a decline in testing volume, versus the absorption of fixed cost of services, and a low margin non-recurring testing related project.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2015 were approximately $1.3 and $2.7 million, respectively, a net decrease in expenses of approximately $0.4 and $0.5 million, respectively, as compared to the same periods last year. Business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same periods last year.

Income Taxes Expense. The reduction in income tax expense for the three and six months ended April 30, 2015, as compared to the same periods last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three and six months ended April 30, 2015 was approximately $0.4 and $0.6 million, no significant variance for the three months ended April 30, 2015, and a decrease of $0.3 million for the six months ended April 30, 2015, when compared with the same periods last year. Our net income variance is mainly attributable to the decline in revenue, partially offset by a reduction of business development and operational support expenses, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended April 30, 2015 were $0.016 and $0.015, respectively, a increase of $0.002 and $0.001 per share, respectively, when compared to the same period last year. The minimal variance is mainly due to the slight increase in net income for the three month period ended April 30, 2015 as compared to the same period last year.

For the six months ended April 30, 2015, earnings per common share basic and diluted were $0.028 for both, a decrease of $0.015 and $0.014 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income for the six months ended April 30, 2015 as compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the six months ended April 30, 2015, we have generated a working capital increase of approximately $0.6 million, when compared to October 31, 2014.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). As of April 30, 2015 and October 31, 2014, pursuant to the Company Repurchase Program, a total of 111,775 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $136,895 and $18,089, respectively.

Our primary cash needs consist of the payment of compensation to our professional staff, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Repurchase Program. Management believes that based on the current level of operations and cash flows from operations, the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2015.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2015 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended April 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2015 through February 28, 2015	4,950	$1.21	4,950	1,909,450
March 1, 2015 through March 31, 2015	11,825	$1.20	11,825	1,897,625
April 1, 2015 through April 30, 2015	9,400	$1.20	9,400	1,888,225
Total	26,175		26,175

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

Dated: June 15, 2015