Form 10-Q
period 2015-07-31
Pharma-Bio Serv, Inc.
filed 2015-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2015 was 23,062,250.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2015*	October 31, 2014**
ASSETS
Current assets:
Cash and cash equivalents	$14,007,856	$15,088,070
Marketable securities	34,438	67,877
Accounts receivable	7,680,494	6,385,575
Other	872,490	783,466
Total current assets	22,595,278	22,324,988

Property and equipment	696,648	869,041
Other assets	20,061	17,055
Total assets	$23,311,987	$23,211,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$22,428	$21,994
Accounts payable and accrued expenses	1,492,156	2,355,034
Income taxes payable	237,940	248,559
Total current liabilities	1,752,524	2,625,587

Obligations under capital leases	57,782	74,736
Total liabilities	1,810,306	2,700,323

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,185,975 and 23,049,462 shares issued, and 23,066,450 and 23,033,912 shares outstanding, at July 31, 2015 and October 31, 2014, respectively	2,319	2,305
Additional paid-in capital	1,162,884	1,055,436
Retained earnings	20,708,177	19,606,817
Accumulated other comprehensive loss	(226,592)	(135,708)
	21,646,788	20,528,850
Treasury stock, at cost; 119,525 and 15,550 common shares held at July 31, 2015 and October 31, 2014, respectively	(145,107)	(18,089)
Total stockholders' equity	21,501,681	20,510,761
Total liabilities and stockholders' equity	$23,311,987	$23,211,084

*	Unaudited.
**	Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
REVENUES	$6,181,953	$6,836,166	$17,506,807	$20,418,773

COST OF SERVICES	4,135,716	4,657,930	12,069,227	13,778,422

GROSS PROFIT	2,046,237	2,178,236	5,437,580	6,640,351

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,550,915	1,479,976	4,221,822	4,695,208

INCOME FROM OPERATIONS	495,322	698,260	1,215,758	1,945,143

OTHER EXPENSE, NET	(214)	(809)	(2,196)	(1,660)

INCOME BEFORE TAX	495,108	697,451	1,213,562	1,943,483

INCOME TAX EXPENSE	41,135	100,391	112,189	356,712

NET INCOME	$453,973	$597,060	$1,101,373	$1,586,771

BASIC EARNINGS PER COMMON SHARE	$0.020	$0.026	$0.048	$0.069

DILUTED EARNINGS PER COMMON SHARE	$0.019	$0.025	$0.047	$0.067

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,071,400	23,049,212	23,077,736	22,957,160

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,354,538	23,609,317	23,433,467	23,715,758

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
NET INCOME	$453,973	$597,060	$1,101,373	$1,586,771

OTHER COMPREHENSIVE LOSS, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation loss	(6,146)	(23,854)	(57,445)	(18,816)
Net unrealized loss on available-for-sale securities	(13,573)	(1,427)	(33,439)	(4,277)

TOTAL OTHER COMPREHENSIVE LOSS	(19,719)	(25,281)	(90,884)	(23,093)

COMPREHENSIVE INCOME	$434,254	$571,779	$1,010,489	$1,563,678

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$453,973	$597,060	$1,101,373	$1,586,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	21,000	17,100	107,448	51,300
Depreciation and amortization	90,075	93,882	273,725	281,387
(Increase) decrease in accounts receivable	(578,601)	631,762	(1,314,222)	1,038,841
Increase in other assets	(115,300)	(95,899)	(95,204)	(40,553)
Decrease in liabilities	(220,083)	(148,221)	(872,431)	(952,632)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(348,936)	1,095,684	(799,311)	1,965,114

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(33,096)	(106,208)	(102,279)	(171,820)
NET CASH USED IN INVESTING ACTIVITIES	(33,096)	(106,208)	(102,279)	(171,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(8,212)	(2,280)	(127,018)	(2,280)
Payments on obligations under capital leases	(5,385)	(10,359)	(16,520)	(31,012)
NET CASH USED IN FINANCING ACTIVITIES	(13,597)	(12,639)	(143,538)	(33,292)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,998)	(8,808)	(35,086)	(9,307)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(397,627)	968,029	(1,080,214)	1,750,695

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,405,483	12,828,589	15,088,070	12,045,923

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,007,856	$$13,796,618	$14,007,856	$$13,796,618

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$22,168	$37,782	$120,863	$510,267
Interest	$1,169	$1,359	$3,777	$5,362

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$11,182	$37,454	$35,586	$74,474
Capital lease obligation incurred for the acquisition of a vehicle	$-	$-	$-	$85,995
Conversion of cashless exercise of warrants and options to shares of common stock	$-	$-	$14	$34
Issuance of common stock pursuant to agreement with investor relations firm	$-	$-	$-	$30,000

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2015
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

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of July 31, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2014 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2015 are not necessarily indicative of expected results for the full 2015 fiscal year.

The accompanying financial data as of July 31, 2015, and for the three-month and nine-month periods ended July 31, 2015 and 2014 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2014.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2015, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2015 and October 31, 2014, the accumulated depreciation and amortization amounted to $2,477,734 and $2,204,009, respectively.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2014 condensed consolidated financial statements to conform them to the July 31, 2015 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and the SEC Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of July 31, 2015 and October 31, 2014:

Type of security as of July 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(60,562)	34,438
Total interest-bearing and available- for-sale securities	$4,595,000	$—	$(60,562)	$4,534,438

Type of security as of October 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,000,000	$—	$—	$4,000,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(27,123)	67,877
Total interest-bearing and available- for-sale securities	$4,095,000	$—	$(27,123)	$4,067,877

At July 31, 2015 and October 31, 2014, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of July 31, 2015 and October 31, 2014:

Classification in the Consolidated Balance Sheets	July 31, 2015	October 31, 2014
Cash and cash equivalents	$4,500,000	$4,000,000
Marketable securities	34,438	67,877
Total available-for-sale securities	$4,534,438	$4,067,877

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.5 million and $11.0 million as of July 31, 2015 and October 31, 2014, respectively.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their recorded basis on a quarterly basis and whenever events or changes in circumstances indicate that the recorded basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our recorded basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. As of July 31, 2015 and October 31, 2014, we believe that the recorded base for our available-for-sale securities were recoverable in all material respects.

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

NOTE D – WARRANTS

On December 2014, the Company entered into an agreement (the "Agreement") with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the agreement terms, the Company issued a warrant for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrant contains provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the Agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying shares of common of the warrant may be cancelled or forfeited depending on the date of termination. As of July 31, 2015, 777,777 of the underlying shares of common of the warrant were fully vested. The warrant expires on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of July 31, 2015 and October 31, 2014, pursuant to the Company Repurchase Program, a total of 119,525 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $145,107 and $18,089, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Net income available to common equity holders - used to compute basic and diluted earnings per share	$453,973	$597,060	$1,101,373	$1,586,771
Weighted average number of common shares - used to compute basic earnings per share	23,071,400	23,049,212	23,077,736	22,957,160
Effect of warrants to purchase common stock	-	-	-	63,883
Effect of restricted stock units to issue common stock	32,944	49,391	36,867	38,592
Effect of options to purchase common stock	250,194	510,714	318,864	656,123
Weighted average number of shares - used to compute diluted earnings per share	23,354,538	23,609,317	23,433,467	23,715,758

For the three-month and nine-month periods ended July 31, 2015, warrants and options for the purchase of shares of common stock for a total of 1,000,000 and 160,000 shares, respectively, were not considered in computing diluted earnings per share because their effect were antidilutive. Options for the purchase of 80,000 shares of common stock for the three-month and nine-month periods ended in July 31, 2014 were not included in computing diluted earnings per share because their effect were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in the three-month and nine-month periods ended July 31, 2015 and 2014. During the three months ended July 31, 2015, revenues from these customers were 9.8%, 17.8% and 4.4%, or a total of 32.0%, as compared to the same period last year for 17.4%, 11.9% and 17.9%, or a total of 47.2%, respectively. During the nine months ended July 31, 2015, revenues from these customers were 11.1%, 15.7% and 7.5%, or a total of 34.3%, as compared to the same period last year for 17.5%, 8.0% and 21.7%, or a total of 47.2%, respectively. At July 31, 2015, amounts due from these customers represented 36.6% of the Company’s total accounts receivable balance.

The major customers information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the three months ended July 31, 2015, aggregate revenues from these global groups of affiliated companies were 15.2% and 17.8%, or a total of 33.0%, as compared to the same period last year for 39.6% and 11.9%, or a total of 51.5%, respectively. During the nine months ended July 31, 2015, aggregate revenues from these global group of affiliated companies were 20.7% and 15.7%, or a total of 36.4%, as compared to the same period last year for 44.0% and 8.0%, or a total of 52.0%, respectively. At July 31, 2015, amounts due from these global groups of affiliated companies represented 27.0% of total accounts receivable balance.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2015 and 2014. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
REVENUES:
Puerto Rico consulting	$4,724,446	$3,972,819	$13,065,882	$11,002,394
United States consulting	727,770	1,820,426	2,151,137	6,154,845
Europe consulting	281,338	548,528	901,670	1,699,472
Lab (microbiological and chemical testing)	435,818	370,594	1,263,761	1,263,860
Other segments¹	12,581	123,799	124,357	298,202
Total consolidated revenues	$6,181,953	$6,836,166	$17,506,807	$20,418,773

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$632,956	$619,369	$1,662,643	$1,587,666
United States consulting	(60,342)	205,175	(206,368)	711,519
Europe consulting	(74,903)	(88,998)	(247,151)	(411,957)
Lab (microbiological and chemical testing)	(43,915)	(113,521)	(205,449)	(91,423)
Other segments¹	41,312	75,426	209,887	147,678
Total consolidated income before taxes	$495,108	$697,451	$1,213,562	$1,943,483

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian technical compliance consulting division, technical seminars/training division, an information technology services and consulting division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2015 and October 31, 2014, and related depreciation and amortization expense for the three-month and nine-month periods ended July 31, 2015 and 2014, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

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

Overview

We are a compliance, project management and technology transfer support consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide technical training/seminars which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology and medical devices, and allied products companies in Puerto Rico, the United States and Europe. Our team includes more than 225 experienced engineering and life science professionals, and includes former quality assurance managers and directors, and experienced and trained professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

In the current fiscal year, the Company started the development of a new Puerto Rico based Calibrations Services Division that will develop and operate a central metrology/calibration laboratory and provide lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process. The Company expects to have the Calibrations Division partially operational by the end of the current fiscal year with a minimal capital investment since most of the services will be rendered on site.

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, with the intention to provide consulting services to this market. As of July 31, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

During the three months ended April 30, 2015, our information technology services and consulting division based in Puerto Rico (“Integratek”), which is not significant to our operations, was downsized to follow the available opportunities on the market served. Business development and operational support expenses were streamlined accordingly.

On December 2014, the Company entered into an Agreement with a firm to provide; (i) mergers and acquisition, and (ii) business development services to the Company. These services are aimed to improve and assist the expansion of our market reach and customer base, primarily in the United States consulting business.

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

For the nine months ended July 31, 2015, net revenues for the Company were $17.5 million, a decrease of $2.9 million, or 14.3% when compared to the same period last year. This decline is mainly attributable to a $4.1 and $0.8 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $2.0 million, of which $1.2 million is attributable to projects in Latin America that are managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. During the nine months ended July 31, 2015, business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same period last year. As a result selling, general and administrative expenses were reduced by approximately $0.5 million when compared to the same period last year.

 The net revenue decline, partially offset by a reduction of business development and operational support expenses, resulted in our nine months ended July 31, 2015 net income being approximately $1.1 million, a decrease of $0.5 million, when compared with the same period last year.

The following table sets forth information as to our revenue for the three-month and nine month periods ended July 31, 2015 and 2014, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2015		2014		2015		2014
Puerto Rico	$5,173	83.7%	$4,425	64.7%	$14,454	82.6%	$12,490	61.2%
United States	728	11.8%	1,863	27.3%	2,151	12.3%	6,229	30.5%
Europe	281	4.5%	548	8.0%	902	5.1%	1,699	8.3%
	$6,182		$6,836		$17,507		$20,418

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

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2015 and 2014, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2015		2014		2015		2014
Revenues	$6,182	100.0%	$6,836	100.0%	$17,507	100.0%	$20,418	100.0%
Cost of services	4,136	66.9%	4,658	68.1%	12,069	68.9%	13,778	67.5%
Gross profit	2,046	33.1%	2,178	31.9%	5,438	31.1%	6,640	32.5%
Selling, general and administrative costs	1,551	25.1%	1,480	21.7%	4,222	24.1%	4,695	23.0%
Other expense, net	-	0.0%	(1)	0.0%	(3)	0.0%	(2)	0.0%
Income before income taxes	495	8.0%	697	10.2%	1,213	6.9%	1,943	9.5%
Income tax expense	41	0.7%	100	1.5%	112	0.6%	356	1.7%
Net income	454	7.3%	597	8.7%	1,101	6.3%	1,587	7.8%

Revenues. Revenues for the three and nine months ended July 31, 2015 were $6.2 and $17.5 million, respectively, a decrease of approximately $0.6 and $2.9 million, or 9.6% and 14.3%, respectively, when compared to the same periods last year.

The decline for the three months ended July 31, 2015, when compared to the same period last year, is mainly attributable to a $1.1 and $0.3 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $0.8 million, of which $0.2 million are attributable to projects in Latin America managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant.

The revenue decrease for the nine months ended in July 31, 2015, over the same period last year, is mainly attributable to a decline in projects in the United States and Europe consulting markets for $4.1 and $0.8 million, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $2.0 million, of which $1.2 million are attributable to projects in Latin America managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three-month and nine-month periods ended July 31, 2015 increased 1.2 and decreased 1.4 percentage points, respectively, when compared to the same periods last year.

The increase in gross margin for the three months ended July 31, 2015 is mainly attributable to increases of 1.0 and 0.2% percentage points on the consulting services and Lab gross margins, respectively. Some non-recurring projects in the Puerto Rico consulting market have contributed to the improvement in the consulting business margin. The Lab’s slight favorable gross margin yield is mainly attributable to a minor increase in testing volume, versus the absorption of fixed cost of services.

For the nine months ended July 31, 2015, the decline in gross margin is mainly attributable to the decrease of 1.2 and 0.2 percentage points in Lab and consulting services gross margin, respectively. The Lab gross margin reduction is attributable to a decline in testing volume, versus the absorption of fixed cost of services, and a low margin non-recurring testing related project, while the consulting services gross margin slight decrease is mainly attributable to higher margin non-recurring projects for the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2015 were approximately $1.6 and $4.2 million, respectively, a nominal increase of $0.1 million for the three month period and a net decrease in expenses of approximately $0.5 million for the nine month period, as compared to the same periods last year. The slight increase in expenses for the three months ended July 31, 2015 is mainly attributable to the investments made for the Calibrations Division under development. For the nine months ended July 31, 2015, the decline in expenses is attributable to operational support and business development expenses that were streamlined on those divisions that had a decline on revenues as compared to last year.

Income Taxes Expense. The reduction in income tax expense for the three and nine months ended July 31, 2015, as compared to the same periods last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three and nine months ended July 31, 2015 was approximately $0.5 and $1.1 million, no significant variance for the three months ended July 31, 2015, and a decrease of $0.5 million for the nine months ended July 31, 2015, when compared with the same periods last year. Our net income variance is mainly attributable to the decline in revenue, partially offset by a reduction of business development and operational support expenses, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

Earnings per common share basic and diluted for the three months ended July 31, 2015 were $0.020 and $0.019, respectively, a decrease of $0.006 per share for both, respectively, when compared to the same period last year. The minimal variance is mainly due to the slight decrease in net income for the three month period ended July 31, 2015 as compared to the same period last year.

For the nine months ended July 31, 2015, earnings per common share basic and diluted were $0.048 and $0.047, respectively, a decrease of $0.021 and $0.020 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income for the nine months ended July 31, 2015 as compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the nine months ended July 31, 2015, we have generated a working capital increase of approximately $1.1 million, when compared to October 31, 2014.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). As of July 31, 2015 and October 31, 2014, pursuant to the Company Repurchase Program, a total of 119,525 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $145,107 and $18,089, respectively.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2015.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2015 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended July 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2015 through May 31, 2015	900	$1.15	900	1,887,325
June 1, 2015 through June 30, 2015	2,500	$1.06	2,500	1,884,825
July 1, 2015 through July 31, 2015	4,350	$1.04	4,350	1,880,475
Total	7,750		7,750

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

ITEM 6.  EXHIBITS.

(a)	Exhibits:

10.1	Consulting Agreement Amendment, effecctive as of July 1, 2015, by and among Pharma-Bio Serv, Inc., Strategic Consultants Interntational, LLC and Elizabeth Plaza.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: September 14, 2015	By:	/s/ Victor Sanchez
Victor Sanchez
Chief Executive Officer and President Europe Operations
(Principal Executive Officer)

	By:	/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)