Form 10-K
period 2015-10-31
Pharma-Bio Serv, Inc.
filed 2016-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2015 (the last business day of the second quarter of the registrant’s current fiscal year), was $15,763,557.

The number of shares of the registrant’s common stock outstanding as of January 28, 2016 was 23,027,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2015

PART I

ITEM 1.  BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc ("Pharma-Bio").

On January 25, 2006, pursuant to an agreement and plan of merger Pharma-Bio acquired Pharma-Bio Serv PR, Inc. (“Pharma-PR”).

Pharma-PR business was established as a sole proprietorship in 1993 and incorporated in 1997 to offer compliance consulting services to the pharmaceutical industry. The business operations provide services to the pharmaceutical, biotechnology, medical device and chemical manufacturing companies principally in Puerto Rico, the United States,  Europe and Brazil.

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

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. In addition, we provide technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force and also provide services such as those performed by our microbiological testing laboratory facility and our technical training division, Pharma Serv Academy.

Our Pharma Serv Academy division, through a network of leading industry professional experts in their field, which include resources of our own, provides technical seminars/training that incorporate the latest regulatory trends and standards as well as other related areas. Although these services are not currently significant to our operating results, our goal is to broaden the portfolio of services that we can provide to our customer base and also target other potential customers in other industries.

We believe the most significant factors to achieving future business growth include our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced consultants; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe, Brazil and other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients and potential clients. Our business is affected to the extent the current economic downturn affects the decision of our clients and potential clients to establish operations or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 90% of total revenue), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 1% of total revenue), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 9% of total revenue) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of consultants and the number of hours billed per consultant. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

The principal components for our consulting costs of services are resource compensation to our consulting team and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting consultants according to our cost for specific projects, (ii) negotiating, where applicable, rates with the consultant, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such strategy will continue to be successful. As for our laboratory testing operation, the major costs of services components are salaries and wages, occupancy and depreciation expenses, and consumable goods usage.

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

●	Safety Program - including Occupational Safety and Health Act (“OSHA”), Environmental Health and Safety; and

●	Code of Ethics and Business Conduct - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

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

●	Continue to enhance our technical consulting services through internal growth and acquisitions that provide solutions to our customers’ needs;

●	Motivate our consulting and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

●	Create a pleasant corporate culture and emphasize operational quality safety and timely service;

●	Continue to maintain our reputation as a trustworthy and highly ethical partner; and

●	Efficiently manage our operating and financial costs and expenses.

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

2009 Laboratory Testing Facility

Our laboratory testing facility (“Lab”) located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab is U.S. Food and Drug Administration ("FDA") registered, European Medicines Agency (“EMA”) inspected and ISO 9001 certified. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

2012 Entrance to Spain Market

In January 2012, we initiated a consulting services operation to the Spanish market. Currently, these services are covered under a Spanish subsidiary. Consulting services provided in the Spanish market are similar to those covered in the other markets we serve.

2015 Entrance to Brazil Market

In April 2015, through the formation of a Brazilian subsidiary, we entered into the Brazilian market. Currently, this subsidiary is in the development stage and has not incurred significant revenues or expenses. The Company intends to provide the Brazilian market similar services as those covered in the other markets we serve.

2015 New Calibrations Services Division

During the year ended October 31, 2015, the Company started the development of a new Puerto Rico based Calibrations Services Division (“Metrologix”) that will develop and operate a central metrology/calibration laboratory and provide lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process.

2015 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 26, 2015, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from existing and various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2016.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, biotechnology, medical device and chemical manufacturing industries in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 60 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities in Puerto Rico, United States, Europe and other marketplaces. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting and laboratory testing services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2015 and 2014. During the years ended October 31, 2015 and 2014, these customers accounted for, in the aggregate, 29% and 46% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within the Puerto Rico, United States, Europe and Brazil markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the recent economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 20 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we service and are pursuing, and the Lab services we provide to them.

The market of qualified and experienced consultants that are capable of providing technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel, we market our name recognition in the Puerto Rico market, our reputation with our clients, and salary and benefit packages.

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

ENVIRONMENTAL REGULATIONS

Activities in our laboratory testing facility are regulated under Puerto Rico and U.S. federal laws designed to protect workers and the environment. Some of these laws include the OSHA and the Resource Conservation and Recovery Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in our processes. We believe we are in material compliance with these laws and that continued compliance will not have a materially adverse effect on our business. No specific accounting for environmental compliance has been maintained or projected by us at this time.

INTELLECTUAL PROPERTY RIGHTS

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

EMPLOYEES

We employ approximately 185 employees, all of whom are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	45	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	56	Chief Financial Officer, Vice President - Finance and Administration and Secretary

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011.  Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme (“MSD”), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010.  He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000.  Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

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

Risks That Relate to our Business

Because our business is concentrated in the lifescience and medical devices industries in Puerto Rico, the United States, Europe and Brazil, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.

Since most of our business is performed in Puerto Rico, the United States, Europe and Brazil, for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting those markets.  For example, changes in tax laws or regulatory, political or economic conditions, which discourage businesses from operating in the markets we serve, which affect the need for services such as those provided by us, could impair our ability to generate revenue and realize a profit.

Companies in the pharmaceutical and related industries for which we perform services are subject to economic pressures, which affect their global operations and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve entirely, which could significantly impair our ability to generate revenue and realize a profit.

Puerto Rico’s economy, including its governmental financial crisis, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industries we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a non-resident alien individual or a non-resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced until December 31, 2017.

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

On September 26, 2015, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2016. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2015 and 2014, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2015 and 2014, three customers accounted for, in aggregate, approximately 29% and 46% of total revenue, respectively.

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

Companies in the pharmaceutical industry are highly dependent on their ability to obtain and maintain patents for their products or processes. The inability by our clients to obtain new patents and the expiration of active patents may reduce the need for our services and thereby impair our ability to operate profitably.

We may be unable to pass on increased labor costs to our clients.

The principal components of our cost of revenues are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services we provide. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. To remain competitive, we may not be able to pass these increased costs on to our clients, and, to the extent that we are not able to pass these increased costs on to our clients, our opreating margin may be reduced.

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

We provide microbiological and chemical testing services to our customer products that are distributed worldwide. Any concerns regarding our customer products complying with regulatory standards could result in inquiries regarding our laboratory or testing services. As a result, we may be subject to litigation or regulatory audits requiring the investment of significant time and funds. In addition, the reputation of our Lab and technical services, as well as our technical expertise, might suffer. Furthermore, any such inquiries or any adverse impact of such inquiries may financially impact our Lab and other divisions, including our consulting division.

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

It is possible that in performing services for our clients, we may inadvertently infringe upon the intellectual property rights of others. In such event, the owner of the intellectual property may commence litigation seeking damages and an injunction against both us and our client, and the client may bring a claim against us. Any infringement litigation would be costly. Even if we prevail, we will incur significant expenses and our reputation could be hurt, which would affect our ability to generate business and the terms on which we would be engaged, if at all.

We may be held liable for the actions of our employees or contractors when on assignment.

We may be exposed to liability for actions taken by our employees or contractors while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees or contractors being on assignment.  Furthermore, our reputation may be hurt and our ability to generate business may be affected.

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

Our profit margin is largely a function of the rates we are able to charge and collect for our services and the utilization rate of our consultants. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our consultants without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

●	Our clients’ perception of our ability to add value through our services;

●	Our ability to complete projects on time;

●	Pricing policies of competitors;

●	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

●	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

●	Our ability to shift employees and contractors from completed projects to new engagements; and

●	Our ability to manage attrition of our employees and contractors.

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

Because of recent consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than we have. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled consultants. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot assure you that we will be able to compete effectively in an increasingly competitive market.

Because we are dependent upon our management and technical personnel, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

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

We may be harmed if we do not penetrate markets and grow our current business operations.

If we fail to further penetrate our core and existing geographic markets, or to successfully expand our business into new markets, the growth in sales of our services, along with our operating results, could be materially adversely impacted. A key element of our growth strategy may be to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management’s attention and company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot assure you that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to penetrate markets and grow our current business operations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

If we are required to issue securities either as payment of all or a portion of the purchase price of an acquisition or in order to obtain financing for the acquisition or for other corporate purposes, such an issuance could result in dilution to our stockholders. The amount of such dilution will be dependent upon the terms on which we issue securities. The issuance of securities at a price which is less than the exercise price of outstanding warrants or the conversion price of securities could result in additional dilution if we are required to reduce the exercise price or conversion price of the then outstanding options or warrants or other convertible securities.

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

In December 2013, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease is for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. The lease has a renewal option for a term of three years with monthly rental payments of $7,424, $7,647 and $7,876, for each of the years, respectively.

Also, the Company maintains office facilities in Los Angeles, California, Madrid, Spain, and Sao Paulo, Brazil. These facilities are under month-to-month leases with monthly payments of approximately $1,300, $2,500 and $600, respectively.

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

Quarter Ending	High Bid	Low Bid
October 31, 2015	$1.05	$0.87
July 31, 2015	1.25	0.91
April 30, 2015	1.30	1.08
January 31, 2015	1.40	0.83
October 31, 2014	1.39	1.07
July 31, 2014	1.90	0.80
April 30, 2014	2.12	1.60
January 31, 2014	2.50	1.54

On January 28, 2015, the closing price of our common stock on the Over the Counter Bulletin Board was $0.83 per share and there were approximately 68 holders of record of our common stock.

Prior to the acquisition of Pharma-PR in 2006, Pharma-PR was taxed as an N Corporation under the Puerto Rico Internal Revenue Code, which is similar to that of an S Corporation under the Internal Revenue Code. As a result, all of the income from Pharma-PR was taxed to our then sole stockholder. Other than the distributions to our then sole stockholder which were made during the period that we were an N Corporation, we have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business, including to finance growth of the Company both organically and through potential acquisitions. We do not anticipate paying dividends on our common stock in the foreseeable future. Alternatively, we may use our capital, including our earnings, to repurchase our stock in the open market, as discussed elsewhere.

As of October 31, 2015 and 2014, the Company has not recognized deferred income taxes on $19.2 million and $16.9 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends to the Company, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $4.3 million and $3.6 million at October 31, 2015 and 2014, respectively.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	900,000	$0.8779	-
2014 Long-Term Incentive Plan	-	$-	2,300,000
Total	900,000		2,300,000

The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further stock options may be issued under this equity compensation plan since its term ended on October 2015.

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014. As of October 31, 2015, no awards have been granted.

Stock repurchase program

 The following table provides information about purchases by the Company of its shares of common stock during the three month period ended October 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2015 through August 31, 2015	2,700	$1.00	2,700	1,877,775
September 1, 2015 through September 30, 2015	36,099	$0.89	36,099	1,841,676
October 1, 2015 through October 31, 2015	7,200	$0.96	7,200	1,834,476
Total	45,999	$0.91	45,999

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

Overview

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our laboratory testing facility (“Lab”) in Puerto Rico. We also provide technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Ireland, Spain and Brazil and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

We market our services with an active presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

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

During the year ended October 31, 2015, the Company started the development of a new Puerto Rico based Calibrations Services Division that will develop and operate a central metrology/calibration laboratory and provide lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process.

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, with the intention to provide consulting services to this market. As of October 31, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

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

The following table sets forth information as to our revenue for the years ended October 31, 2015 and 2014, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2015		2014
Puerto Rico	$19,617	83.9%	$17,609	63.9%
United States	2,685	11.5%	7,761	28.2%
Europe	1,082	4.6%	2,185	7.9%
	$23,384	100.0%	$27,555	100.0%

For the year ended October 31, 2015, net revenues for the Company were $23.4 million, a decrease of $4.2 million, or 15.1% when compared to the same period last year. This decline is mainly attributable to a $5.1 and $1.1 million revenue decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $1.9 million, of which $1.0 million is attributable to projects in Latin America that are managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. During the year ended October 31, 2015, business development and operational support expenses were streamlined on those divisions that had a decline on revenues as compared to the same period last year. As a result selling, general and administrative expenses were reduced by approximately $0.4 million when compared to the same period last year. The Company continues to invest in its business development and operational support expenses for all its divisions in order to diversify their markets, services and customer base.

 The revenue decline, partially offset by a reduction of business development and operational support expenses, has led our year ended October 31, 2015 net income to be approximately $1.6 million, a decrease of $0.8 million, when compared with the same period last year.

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, in addition to the Puerto Rico government financial crisis, the impact on the industry, if any, of the U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the global economy, changes in tax laws and worldwide lifescience manufacturing industry consolidations will have over our operations, and our ability to seek service opportunities and adapt to the industry trends.

We are constantly realigning our business strategies to grow our business. As such, the Company management understands that planned infrastructure investments on human capital, new markets, and Lab facilities and equipment during fiscal year 2016 will provide sustainable growth to the Company in future years. For the year ended October 31, 2016, the Company intends to invest approximately (i) $1.7 million on new business development positions on consulting targeted new markets, and (ii) $2.0 million for the expansion of our Puerto Rico Lab facilities, openings of a Lab facility in Spain and the Calibrations division facility in Puerto Rico. The Company’s working capital will be used to fund these investments.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2015 and 2014, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2015		2014
Revenues	$23,384	100.0%	$27,555	100.0%
Cost of services	15,900	68.0%	18,582	67.4%
Gross profit	7,484	32.0%	8,973	32.6%
Selling, general and administrative expenses	5,703	24.4%	6,109	22.2%
Other income, net	12	0.1%	15	0.1%
Income before income taxes	1,793	7.7%	2,879	10.5%
Income tax expense	168	0.7%	465	1.7%
Net income	1,625	7.0%	2,414	8.8%

Revenues. Revenues for the year ended October 31, 2015 were $23.4 million, a decrease of approximately $4.2 million, or 15.1%, when compared to last year. The revenue decrease is mainly attributable to a decline from projects in the United States and Europe consulting markets of $5.1 and $1.1 million, respectively, partially offset by a gain in the Puerto Rico consulting business of approximately $1.9 million, of which $1.0 million is attributable to projects in Latin America that are managed from Puerto Rico. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2015 reflected a gross profit net decrease of 0.6 percentage points, when compared to last year.

The Company’s net decrease in gross profit is mainly attributable to the decrease of 0.4 and 0.2 percentage points in Lab and consulting services gross margin, respectively. The Lab gross margin reduction is attributable to a decline in testing volume, versus the absorption of fixed cost of services, and a low margin non-recurring testing related project, while the consulting services gross margin slight decrease is mainly attributable to higher margin non-recurring projects for the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2015 were approximately $5.7 million, a net decrease in expenses of approximately $0.4 million as compared to last year. The decline in expenses is attributable to operational support and business development expenses that were streamlined on those divisions that had a decline on revenues as compared to last year.

Income Taxes Expense. The reduction in income tax expense is a function of the decrease in income before tax, the lack of United States operational income before tax, and the effective tax rate attained after considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for year ended October 31, 2015 was approximately $1.6 million, a decrease of $0.8 million when compared to the same period last year. Our net income variance is mainly attributable to the decline in revenue, partially offset by a reduction of business development and operational support expenses, and the effect of the effective income tax rates (including Puerto Rico favorable tax grant) over income before tax.

For the year ended October 31, 2015, earnings per common share basic and diluted were $0.070 and $0.069, respectively, a common share basic and diluted decrease of $0.035 and $0.033 when compared to last year, respectively. The variance is mainly attributable to the decrease in net income when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. For the year ended October 31, 2015, we generated a working capital increase of approximately $1.4 million.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2015 and 2014, the Company repurchased 149,974 and 15,550 shares of its common stock, respectively.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses (as described above).  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2015.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 9% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be materially recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2015, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Stock-based Compensation - Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. We have not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

New Accounting Standards

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, is required to be adopted retrospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements, if any.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are discussed in Item 1A Risk Factors above.

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

We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2015.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2015, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2015, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2015, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2015, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2015, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza.	8-K	000-50956	10.1	1/11/2013
10.2	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.3	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.4	Consulting Agreement, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.5	Consulting Agreement, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.6	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.7	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.8	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.9	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.10	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.11	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.12	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.13	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.14	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.15	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.16	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.17	Employment Agreement Amendment among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.20	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.21	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.22	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1*	List of Subsidiaries
23.1*	Consent of Horwath Vélez & Co, PSC
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
———————
*   Filed herewith

**  Furnished herewith

Exhibits 10.1 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated : January 29, 2016	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2016
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2016
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2016
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2016
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2016
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2016
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2016
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2016
Puerto Rico Society of Certified Public Accountants
Stamp number E185423 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2015 and 2014

	October 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$14,893,387	$15,088,070
Marketable securities	33,429	67,877
Accounts receivable	7,447,984	6,385,575
Other	891,905	783,466
Total current assets	23,266,705	22,324,988

Property and equipment	853,945	869,041
Other assets	18,256	17,055
Total assets	$24,138,906	$23,211,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$22,784	$21,994
Accounts payable and accrued expenses	2,061,889	2,355,034
Income taxes payable	39,177	248,559
Total current liabilities	2,123,850	2,625,587

Obligations under capital leases	51,952	74,736
Total liabilities	2,175,802	2,700,323

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,185,975 and 23,049,462 shares issued,
and 23,020,451 and 23,033,912 shares outstanding at October 31, 2015 and 2014, respectively	2,319	2,305
Additional paid-in capital	1,142,555	1,055,436
Retained earnings	21,231,629	19,606,817
Accumulated other comprehensive loss	(226,580)	(135,708)
	22,149,923	20,528,850
Treasury stock, at cost; 165,524 and 15,550 common shares held at October 31, 2015 and 2014, respectively	(186,819)	(18,089)
Total stockholders' equity	21,963,104	20,510,761
Total liabilities and stockholders' equity	$24,138,906	$23,211,084

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2015 and 2014

	Years ended October 31,
	2015	2014
REVENUES	$23,384,861	$27,555,039

COST OF SERVICES	15,900,406	18,581,829

GROSS PROFIT	7,484,455	8,973,210

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	5,703,111	6,109,061

INCOME FROM OPERATIONS	1,781,344	2,864,149

OTHER INCOME (EXPENSE):
Interest expense	(7,344)	(7,186)
Interest income	18,808	5,352
Gain on disposition of property and equipment	-	15,857
	11,464	14,023

INCOME BEFORE INCOME TAXES	1,792,808	2,878,172

INCOME TAXES	167,982	464,527

NET INCOME	$1,624,826	$2,413,645

BASIC EARNINGS PER COMMON SHARE	$0.070	$0.105

DILUTED EARNINGS PER COMMON SHARE	$0.069	$0.102

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,069,817	22,979,290

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,400,086	23,694,211

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2015 and 2014

	Years ended October 31,
	2015	2014
NET INCOME	$1,624,826	$2,413,645

OTHER COMPREHENSIVE LOSS, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation loss	(56,424)	(55,573)
Net unrealized losses on available-for-sale securities	(34,448)	(3,383)

TOTAL OTHER COMPREHENSIVE LOSS	(90,872)	(58,956)

COMPREHENSIVE INCOME	$1,533,954	$2,354,689

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2015 and 2014

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2013	22,702,186	$2,271	-	$-	$931,039	$17,193,203	$(76,752)	$-	$18,049,761

STOCK-BASED COMPENSATION	-	-	-	-	94,400	-	-	-	94,400

CASHLESS CONVERSION OF WARRANTS TO SHARES OF COMMON STOCK	233,763	23	-	-	-	(23)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	76,013	8	-	-	-	(8)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO AGREEMENT WITH INVESTOR RELATIONS FIRM	37,500	3	-	-	29,997	-	-	-	30,000

PURCHASE OF TREASURY STOCK (15,550 SHARES)	-	-	-	-	-	-	-	(18,089)	(18,089)

NET INCOME	-	-	-	-	-	2,413,645	-	-	2,413,645

OTHER COMPREHENSIVE INCOME,	-	-	-	-	-	-	(58,956)	-	(58,956)
NET OF TAX

BALANCE AT OCTOBER 31, 2014	23,049,462	2,305	-	-	1,055,436	19,606,817	(135,708)	(18,089)	20,510,761

STOCK-BASED COMPENSATION	-	-	-	-	87,119	-	-	-	87,119

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	120,066	12	-	-	-	(12)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,447	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK (165,524 SHARES)	-	-	-	-	-	-	-	(168,730)	(168,730)

NET INCOME	-	-	-	-	-	1,624,826	-	-	1,624,826

OTHER COMPREHENSIVE LOSS,	-	-	-	-	-	-	(90,872)	-	(90,872)
NET OF TAX

BALANCE AT OCTOBER 31, 2015	23,185,975	$2,319	-	$-	$1,142,555	$21,231,629	$(226,580)	$(186,819)	$21,963,104

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2015 and 2014

	Years ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,624,826	$2,413,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	-	(15,857)
Stock-based compensation	87,119	94,400
Depreciation and amortization	357,460	377,195
(Increase) decrease in accounts receivable	(1,067,445)	1,050,843
Increase in other assets	(115,861)	(17,015)
Decrease in liabilities	(513,492)	(572,544)
NET CASH PROVIDED BY OPERATING ACTIVITIES	372,607	3,330,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(342,364)	(207,507)
Proceeds from disposition of property and equipment	-	38,800
NET CASH USED IN INVESTING ACTIVITIES	(342,364)	(168,707)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(168,730)	(18,089)
Payments on obligations under capital lease	(21,994)	(73,177)
NET CASH USED IN FINANCING ACTIVITIES	(190,724)	(91,266)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34,202)	(28,547)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(194,683)	3,042,147

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,088,070	12,045,923

CASH AND CASH EQUIVALENTS – END OF YEAR	$14,893,387	$15,088,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$151,932	$535,267
Interest	$4,856	$7,186

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $770,267 and $53,532 disposed during the years ended October 31, 2015 and 2014, respectively.	$770,267	$76,475
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$35,586	$79,635
Issuance of common stock pursuant to agreement with investor relations firm	$-	$30,000
Conversion of cashless exercise of warrants and options to shares of common stock	$14	$31
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$85,995

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2015 and 2014

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”) both Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing.

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of October 31, 2015, this subsidiary was in development stage and has not incurred significant revenues or expenses.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 90% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 9% of total revenues), which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be materially recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2015, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. However, the Company has not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2016. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2014 consolidated financial statements to conform them to the October 31, 2015 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, is required to be adopted retrospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements, if any.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2015 and 2014:

Type of security as of October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(61,571)	33,429
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(61,571)	$4,533,429

Type of security as of October 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,000,000	$—	$—	$4,000,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(27,123)	67,877
Total interest-bearing and available-for-sale securities	$4,095,000	$—	$(27,123)	$4,067,877

At October 31, 2015 and 2014, the above marketable securities includes a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2015 and 2014:

Classification in the Consolidated Balance Sheets	2015	2014
Cash and cash equivalents	$4,500,000	$4,000,000
Marketable securities	33,429	67,877
Total available-for-sale securities	$4,533,429	$4,067,877

Cash and cash equivalents in the table above exclude cash in banks of approximately $10.4 million and $11.0 million as of October 31, 2015 and 2014, respectively.

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

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2015 and 2014 consisted of the following:

		October 31,
	Useful life (years)	2015	2014
Vehicles	5	$250,068	$302,182
Leasehold improvements	5-8	647,713	598,040
Computers	3	274,063	678,185
Equipment	3-7	1,196,953	1,345,151
Furniture and fixtures	10	82,256	149,492
Projects in process	-	194,094	-
Total		2,645,147	3,073,050
Less: Accumulated depreciation and amortization		(1,791,202)	(2,204,009)
Property and equipment, net		$853,945	$869,041

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

For the years ended October 31, 2015 and 2014, the favorable consolidated net income aggregate dollar and weighted average earnings per share-basic effects of the Grant were approximately $852,000 and $890,000, and $0.037 and $0.039, respectively.

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

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2015, and 2014 is as follows:

	October 31,
	2015	2014
United States federal statutory rate	35.0%	35.0%
Non United States earnings invested indefinitely, and Puerto Rico Act 73 Tax Grant effect	(26.7)%	(20.1)%
Other, net	1.1%	1.2%
Effective tax rate	9.4%	16.1%

As of October 31, 2015 and 2014, the Company has not recognized deferred income taxes on $19.2 million and $16.9 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends to the Company, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $4.3 million and $3.6 million at October 31, 2015 and 2014, respectively.

At October 31, 2015, Pharma-Spain, Pharma-IR and Pharma-Bio have unused operating losses of approximately $776,000, $1,016,000 and 292,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028, 2029 and 2030 for the aggregate amounts of $178,000, 332,000 and $266,000, respectively for Pharma-Spain, indefinitely for Pharma-IR, and until October 31, 2035 for Pharma-Bio. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain, Pharma-IR and Pharma-Bio of approximately $155,000, $127,000 and $99,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2011 (2010 for Puerto Rico) through 2014 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE E – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $118,790 and $209,678 (accumulated amortization of $49,982 and $117,112) as of October 31, 2015 and 2014, respectively. Amortization expense for vehicles under non-cancelable lease agreements amounted to $23,758 and $43,439 for the years ended October 31, 2015 and 2014, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2015:

Twelve months ending October 31,	Amount
2016	$26,214
2017	24,961
2018	18,697
2019	6,232
Total future minimum lease payments	76,104
Less: Amount of imputed interest	(1,368)
Present value of future minimum lease payments	74,736
Current portion of obligation under capital leases	(22,784)
Long-term portion	$51,952

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under five different rental agreements.

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

In December 2013, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease is for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. The lease has a renewal option for a term of three years with monthly rental payments of $7,424, $7,647 and $7,876, for each of the years, respectively.

The Company maintains office facilities in Los Angeles, California, Madrid, Spain, and Sao Paulo, Brazil. These facilities are under month-to-month leases with monthly payments of approximately $1,300, $2,500, and $600 respectively.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2015 are as follows:

Amount
2016	$420,277
2017	166,101
2018	81,330
2019	83,770
2020	86,283
Thereafter	7,208
Total minimum lease payments	$844,969

Rent expense for the years ended October 31, 2015 and 2014 was approximately $687,000 and $573,000 respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE F – WARRANTS

On December 2014 the Company entered into an Agreement with a firm for providing (i) business development, and (ii) mergers and acquisition services to the Company. Pursuant to the Agreement terms, the Company issued warrants for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrants contain provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the Agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying common shares of the warrants may be cancelled and/or forfeited depending on the date of termination. As of October 31, 2015, 844,444 of the underlying common shares of the warrants were fully vested. The warrants expires on December 1, 2019.

NOTE G – CAPITAL TRANSACTIONS

On January 23, 2013, the Company entered into an agreement with an investor relations firm to assist in the Company’s shareholder communication efforts. For these services, in addition to a monthly fee of $10,000, the Company agreed to issue to the investor relations firm a total of 150,000 shares during the one year term of the agreement (75,000, 37,500 and 37,500 shares in January 2013, July 2013 and January 2014, respectively). Pursuant to the terms of the agreement with the investor relations firm, all shares have been issued. Effective February 1, 2014, the agreement with the investor relations firm was renegotiated for a term of one year. Under the new provisions of the agreement, the Company will no longer grant common shares to the investor relations firm, all other provisions of the original agreement were maintained. The agreement with the investor relations firm was renewed on February 1, 2015 for an additional year under the same terms of the last renegotiated agreement.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of October 31, 2015 and 2014, pursuant to the program a total of 165,524 and 15,550 shares of the Company’s common stock were purchased for an aggregate amount of $186,819 and $18,089, respectively.

NOTE H – EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2015	2014
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,624,826	$2,413,645

Weighted average number of common shares - used to compute basic earnings per share	23,069,817	22,979,290
Effect of warrants to purchase common stock	-	47,706
Effect of restricted stock units to issue common stock	35,878	41,314
Effect of options to purchase common stock	294,391	625,901
Weighted average number of shares - used to compute diluted earnings per share	23,400,086	23,694,211

For the year ended October 31, 2015, warrants and options for the purchase of 1,000,000 and 160,000 shares of common stock, respectively, were not included in computing earnings per share because their effect were antidilutive. In addition, for the year ended on October 31, 2014, options for the purchase of 80,000 shares of common stock were not included in computing diluted earnings per share because their effect were also antidilutive.

NOTE I - STOCK OPTIONS, RESTRCTED STOCK UNITS AND STOCK BASED COMPENSATION

In October 2005, the Company's board of directors adopted, and on April 25, 2006, the Company’s stockholders approved, the 2005 Long-Term Incentive Plan (the “2005 Plan), covering 2,500,000 shares of common stock. The 2005 Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors for a period of ten years, which expired in October 2015. The 2005 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in Securities Exchange Commission Staff Accounting Bulletin No. 107, for plans with insufficient exercise experience. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The 2005 Plan stock options activity and status for the years ended October 31, 2015 and 2014 was as follows:

	Year ended October 31,
	2015		2014
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,100,000	$0.7985	1,170,000	$0.6831
Granted	80,000	$1.2800	80,000	$2.0500
Exercised	(255,000)	$0.6763	(100,000)	0.4830
Expired and/or forfeited	(25,000)	$0.7300	(50,000)	$0.7300
Total outstanding at end of year	900,000	$0.8779	1,100,000	$0.7985

Outstanding exercisable stock options at end of year	860,000	$0.8592	763,324	$0.7614

	October 31, 2015		October 31, 2014
Weighted average remaining years in contractual life for:
Total outstanding options	1.7 years		2.4 years
Outstanding exercisable options	1.6 years		2.3 years
Shares of common stock available for issuance pursuant to future stock option grants	-		1,300,000

The following weighted average assumptions were used to estimate the fair value of stock options granted for the years ended October 31, 2015 and 2014:

	Year ended October 31,
	2015	2014
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	61.8%	54.6%
Risk free interest rate	1.0%	0.8%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.5465	$0.7806

As of October 31, 2015, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options amounted to approximately $20,300. These nonvested stock options compensation expense will be recognized in a weighted average period of approximately 0.7 years.

As of October 31, 2015 and 2014, the aggregate intrinsic value of options outstanding was approximately $165,000 and $571,000, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

During the years ended October 31, 2015 and 2014, 255,000 and 100,000 stock options were exercised on a cashless basis, resulting on the net issuance of 120,066 and 76,013 common shares, respectively.

During the year ended October 31, 2014, some employees were awarded 49,391 restricted stock units for the aggregate amount at grant date of $100,000. The restricted stock units are subject to future service and vest approximately one third per year. The average grant date fair values of these restricted stock units was $2.02 per share unit. Stock based compensation expense related to these restricted stock units was approximately $33,300 and $27,800 for the years ended October 31, 2015 and 2014, respectively. During the year ended October 31, 2015, pursuant to the restricted units agreements, vested units were issued for an aggregate amount of 16,447 shares. As of October 31, 2015, there were approximately $38,900 of unrecognized compensation costs related to nonvested restricted stock units, which are expected to be recognized over a weighted average period of 1.2 years.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2015	2014
Stock-based compensation expense:
Cost of services	$2,482	$10,018
Selling, general and administrative	84,637	84,382
Stock-based compensation before tax	87,119	94,400
Income tax benefit	-	-
Net stock-based compensation expense	$87,119	$94,400
Effect on earnings per share:
Basic earnings per share	$(0.004)	$(0.004)
Diluted earnings per share	$(0.004)	$(0.004)

Because the 2005 Long-Term Incentive Plan was for a term of ten years, which expired in October 2015, on March 31, 2014, the Company's board of directors adopted, and on April 30, 2014, the Company’s stockholders approved, the 2014 Long-Term Incentive Plan (the “2014 Plan”), covering 2,300,000 shares of common stock. The 2014 Plan provisions are similar to those of the 2005 Plan. As of October 31, 2015, no awards have been granted under the 2014 Plan.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2015 or 2014. During the year ended October 31, 2015, revenues from these customers were 13%, 10%, and 6%, or a total of 29%, as compared to the same period last year for 10%, 17% and 19%, or a total of 46%, respectively. At October 31, 2015 and 2014, amounts due from these customers represented 21% and 43% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to two global groups of affiliated companies. During the year ended October 31, 2015, aggregate revenues from these global groups of affiliated companies were 17% and 13%, or a total of 30%, as compared to the same period last year for 40% and 10%, or a total of 50%, respectively. At October 31, 2015 and 2014, amounts due from these global groups of affiliated companies represented 20% and 38% of total accounts receivable balance, respectively.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2015 and 2014. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2015	2014
REVENUES:
Puerto Rico consulting	$17,469,716	$15,586,343
United States consulting	2,685,242	7,760,941
Europe consulting	1,082,617	2,184,977
Lab (microbiological and chemical testing)	2,005,578	1,718,771
Other segments¹	141,708	304,007
Total consolidated revenues	$23,384,861	$27,555,039

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$2,208,330	$2,380,745
United States consulting	(320,897)	898,924
Europe consulting	(370,995)	(514,744)
Lab (microbiological and chemical testing)	(41,910)	(116,711)
Other segments¹	318,280	229,958
Total consolidated income before taxes	$1,792,808	$2,878,172

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, an information technology services and consulting division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended  October 31, 2015 and 2014, were concentrated in the domestic markets (Puerto Rico and United States). The aggregate amount of long lived assets for the international operations (Europe and Brazil) is considered insignificant.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to this plan as required by the provisions of the plan document. Contributions for the years ended October 31, 2015 and 2014 were $80,800 and $86,100, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  Pursuant to the Consulting Agreement, the Consultant received a monthly fee of $42,000 during the term of the Consulting Agreement.  Additionally, our Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 31, 2015, the Consulting Agreement was renewed for an additional term of one year and the monthly fee for the services was changed to $31,500.

As more fully disclosed in Note E to the consolidated financial statements, the Company leases its headquarters and laboratory testing facilities in Dorado, Puerto Rico, from an affiliate of our Chairman of the Board.

NOTE N – SUBSEQUENT EVENT

On December 2015, the Company renewed the Consulting Agreement with a company affiliated to our Chairman and our Chairman, as more fully disclosed in Note M.