Form 10-K/A
period 2015-10-31
Pharma-Bio Serv, Inc.
filed 2016-02-29
CIK 1304161

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2015 filed by the Registrant with the Securities and Exchange Commission (the "SEC") on January 29, 2016 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2015

i

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors

Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	52	Chairman of the Board	2006
Kirk Michel(1),(2)	60	Director	2006
Dov Perlysky(2),(3)	53	Director	2004
Howard Spindel(1)	70	Director	2006
Irving Wiesen(1),(2),(3)	61	Director	2006
________________
(1)           Member of the Audit Committee and Compensation Committee.
(2)           Member of the Mergers and Acquisition Committee.
(3)           Member of the Nominating Committee.

Elizabeth Plaza has served as the Chairman of the Board since January 2006. Also, Ms. Plaza assumed the role of Senior Strategic Consultant of the Company on January 1, 2013. Ms. Plaza served as our president and chief executive officer from January 2006 to December 2012, and as our principal executive officer from January 1, 2014 to December 31, 2014.  Ms. Plaza founded Pharma Serv, a division of Pharma-Bio Serv, Inc. on February, 1993.  Prior to founding her own company, she worked for Warner Lambert, Inc, and McNeil Pharmaceutical, a Johnson & Johnson company, as a Pharmaceutical Scientist.  Ms. Plaza graduated from the University of Puerto Rico, Magna Cum Laude with a degree in Pharmaceutical Sciences.  Also, Ms. Plaza has attended the Executive Development program of the Massachusetts Institute of Technology (MIT) and the Kellogg Management Development Program for Minority CEO’s at Northwestern University in Illinois.

Ms. Plaza is a member of numerous professional organizations.  She is a member of the US Department of Commerce, MBDA, and Washington DC National Advisory Council on Minority Business Enterprise since 2010; Active Board of Directors Member of the Puerto Rico Manufacturers Association, leading the Industrial Promotions Committee; served on the Export Commerce Advisory Council for Puerto Rico Government from 2009-2012.  She is also a QA Committee Member of the Pharmaceutical Industrial Association (PIA) as well as the Global Competitiveness Committee of PIA.  She also serves other Board of Directors, including the Labor Development Local Board for Manatí-Dorado.  In addition, she is an active member of professional organizations including the Parenteral Drug Association (PDA), where she was one of the authors of the Technical Report on the new FDA Process Validation Guidance.  She is a member of: the Delaware Valley International Society of Pharmaceutical Engineers (ISPE), the American Society for Quality Control (ASQC) and the American Association of Pharmaceutical Scientists (AAPS).

Ms. Plaza brings extensive leadership and business experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the pharmaceutical industry, to the Board. Her experience as an entrepreneur in the pharmaceutical industry has given her broad understanding and expertise, particularly relating to business and industry matters.

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

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC a private investment firm since 2000. On January 25, 2006, in connection with the reverse acquisition, Mr. Perlysky resigned as president of the Company. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is currently a director of Enzo Biochem, Inc., a growth-oriented life sciences and clinical laboratory company listed on the New York Stock Exchange, Engex, Inc., a closed-end mutual fund, and Highlands Bancorp, Inc., a New Jersey community bank.

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

(c)           Identification of Certain Significant Employees

Not applicable.

(d)           Family Relationships

There are no family relationships among our executive officers and directors.

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

(f)           Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2015 ("Fiscal 2015") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j)           Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2015, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with, except Mr. Sanchez’s untimely filed a Form 4 to report one transaction.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2015 and 2014 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards ($)(3)	All Other Compensation		Total
Elizabeth Plaza,	2015	$-	$-		$-	$522,936	(4)	$522,936
Chairman and Former Principal Executive Officer(1)	2014	-	-		-	550,754	(4)	550,754

Victor Sanchez	2015	$194,256	$50,000	(5)	$18,012	$11,917	(6)	$274,185
President and Chief Executive Officer(2)

Pedro Lasanta,	2015	$160,600	$40,000	(5)	$2,689	-		$203,289
Chief Financial Officer, Vice President -Finance and Administration and Secretary	2014	158,407	-		10,879	-		169,286
________________
(1)
Elizabeth Plaza served as the Principal Executive Officer of the Company from January 1, 2014 to December 31, 2014. Ms. Plaza previously served as the President and Chief Executive Officer of the Company from January 2006 to December 31, 2012.

(2)	Victor Sanchez was appointed President and Chief Executive Officer on January 1, 2015, and continued to serve as President of European Operations, a position he has held since January 2011.

(3)
Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2015 and 2014 for option grants and restricted units awards, as applicable, that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option and restricted units awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

(4)
Represents consulting fees and company lease payments for the vehicle under Elizabeth Plaza’s use for the years ended in October 31, 2015 and 2014 in the amount of $504,000 and $18,936, respectively, and $532,883 and $17,871, respectively. For additional information regarding these consulting fees, see Employment Agreements - Elizabeth Plaza - Consulting Agreement below.

(5)	Represents bonus for services in fiscal 2015, which were paid in December 2015.

(6)	Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Elizabeth Plaza	-		-	-	-	-		-		-	-
Victor Sanchez	100,000	(1)	-	$0.72	Jan, 30, 2017	16,675	(2)	$15,508	(3)
Pedro Lasanta	200,000	(4)	-	$0.72	Jan. 30, 2017	-		-		-	-
_________________
(1)	Represents Options to purchase 100,000 shares of common stock which were granted on January 30, 2012. These options vested in three annual installments beginning on January 30, 2013.

(2)	Represents restricted stock units that vest as follows: 8,325 shares on January 15, 2016 and 8,350 shares on January 15, 2017.

(3)	The market value was determined using the $0.93 closing price on October 30, 2015, the last trading day of the year ended October 31, 2015.

(4)	Options to purchase 200,000 shares of common stock which were granted on January 30, 2012. These options vested in three annual installments beginning on January 30, 2013.

Employment Agreements

Elizabeth Plaza - Consulting Agreement

On December 31, 2013, the Company entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”) and Ms. Plaza, effective as of January 1, 2014. On January 1, 2015, the consulting agreement was amended to extend the term of the Consulting Agreement for an additional year to December 31, 2015. On December 30, 2015, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2016 and to amend the monthly retainer to $31,500 effective January 1, 2016. Pursuant to the consulting agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board. Pursuant to the consulting agreement, the Consultant will receive a monthly fee of $42,000 through December 31, 2015 and a monthly fee of $31,500 from January 1, 2016 through December 31, 2016. Additionally, Ms. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company. The consulting agreement also included standard provisions relating to non-competition, confidentiality, and nondisparagement.

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

Also, pursuant to the Lasanta Amendment, if the Company terminates the employment agreement of Mr. Lasanta other than for death, disability or cause, the Company shall (1) pay to the executive within 30 days after the date of termination (a) a lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976, known as the “Wrongful Discharge Act” (“Ley de Despido Injustificado”), whichever amount is higher; (b) any bonuses that the executive may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by the executive will become vested and exercisable for a three month period following the termination. Also, pursuant to the Lasanta Amendment, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Lasanta will become vested and exercisable immediately prior to such event.

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

The following table summarizes the compensation paid to our non-employee directors for the year ended October 31, 2015. Compensation paid to Elizabeth Plaza for the year ended October 31, 2015 is set forth above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash(1)	Option Awards (2)(3)	Total
Kirk Michel	$40,000	$10,528	$50,528
Dov Perlysky	$40,000	$10,528	$50,528
Howard Spindel	$40,000	$10,528	$50,528
Irving Wiesen	$40,000	$10,528	$50,528
________________
(1)	All amounts were earned and paid during fiscal 2015.

(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2015 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2015, each of our non-employee directors held the following number of options to purchase shares of common stock:

Messrs. Perlysky, Spindel, and Wiesen			Kirk Michel
Grant Date	Options	Exercise Price	Grant Date	Options	Exercise Price
1/03/2011	10,000	$0.26	1/03/2012	10,000	$0.70
1/03/2012	10,000	$0.70	1/02/2013	10,000	$0.75
1/02/2013	10,000	$0.75	1/10/2014	20,000	$2.05
1/10/2014	20,000	$2.05	1/10/2015	20,000	$1.28
1/10/2015	20,000	$1.28

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

The following table provides information as to shares of common stock beneficially owned as of February 22, 2016 by:

•	each director;

•	each officer named in the summary compensation table (“Named Executive Officers”);

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

As of February 22, 2016, the Company had 23,017,570 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 22, 2016	Percentage
Directors and Executive Officers
Elizabeth Plaza(1)	9,169,518	39.8%
Dov Perlysky(2)	2,009,726	8.7%
Kirk Michel(3)	406,247	1.8%
Howard Spindel(4)	72,381	*
Irving Wiesen(5)	72,276	*
Victor Sanchez(6)	116,650	*
Pedro Lasanta(7)	222,146	*
All Directors and Executive Officers as a group
(seven persons)(8)	12,068,944	51.3%
5% or Greater Stockholders
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9%
________________
* Less than 1%.
(1)
Includes 4,099,241 shares owned by Ms. Plaza directly and 5,070,277 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,277 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until September 26, 2016, unless the business certification expires sooner.

(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 22,381 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) options issued to Mr. Perlysky to purchase 50,000 shares of common stock, which are vested as of February 22, 2016. Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.

(3)
The shares of common stock beneficially owned by Mr. Michel consist of (i) 15,541 shares directly owned, (ii) 50,000 shares of common stock issuable upon exercise of options, which are vested as of February 22, 2016, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(4)
The shares of common stock owned by Mr. Spindel represent 22,381 shares owned by his spouse, and 50,000 shares issuable upon exercise of options, which are vested as of February 22, 2016. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(5)	The shares of common stock owned by Mr. Wiesen, represent 22,276 shares directly owned, and 50,000 shares issuable upon exercise of options, which are vested as of February 22, 2016.

(6)	The shares of common stock owned by Mr. Sanchez represent 16,650 shares directly owned, and 100,000 shares issuable upon exercise of options, which are vested as of February 22, 2016.

(7)	The shares of common stock owned by Mr. Lasanta, represent 22,146 shares directly owned, and 200,000 shares issuable upon exercise of options, which are vested as of February 22, 2016.

(8)	Includes 500,000 shares issuable upon the exercise of options, which are vested as of February 22, 2016.

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

(10)
This information was obtained from a Schedule 13D filed by Ramon Luis Dominguez Thomas on March 27, 2014. The business address for this person is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(11)
This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014. The business address for this person is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan (1)	-	$-	2,300,000
2005 Long-Term Incentive Plan (2)	900,000	$0.8779	-
Total	900,000	$0.8779	2,300,000
___________________
(1)	The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014. As of October 31, 2015, no awards were granted.

(2)
The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further awards may be issued under this equity compensation plan since its term ended October 2015.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. During the years ended October 31, 2015 and October 31, 2014, we paid approximately $328,000 and $313,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.

Also, see Employment Agreements - Elizabeth Plaza - Consulting Agreement above for a description of the Consulting Agreement.

Nelida Plaza, Elizabeth Plaza's sister, served as the Company's Chief Operating Officer of the Company from January 1, 2014 to November 28, 2014 and Secretary of the Company from January 2006 to November 28, 2014.  Also, Ms. N. Plaza served as the Company's Acting President and Chief Executive Officer from January 2013 until December 31, 2013, Vice President of Operations of Pharma-Bio Serv PR, Inc. from January 2004 until December 31, 2013, and the Company's President of Puerto Rico Operations from December 2009 until December 31, 2013.  On December 31, 2009, Pharma-Bio Serv PR, Inc., a subsidiary of the Company ("Pharma-Bio PR"), entered into an Employment Agreement with Ms. N. Plaza, which replaced the Employment Agreement entered into by and between Ms. N. Plaza and the Company, dated January 25, 2006, as amended.  On November 11, 2014, Company accepted the resignation of Ms. N. Plaza as Chief Operating Officer and Secretary of the Company, effective November 28, 2014, for personal reasons.  Ms. Plaza also resigned from other positions she held with the Company’s subsidiaries.  On December 15, 2015, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of options to purchase 66,600 shares of common stock of the Company at an exercise price of $0.72 per share previously granted to Ms. N. Plaza and, pursuant to the terms of Ms. Plaza’s employment agreement, approved a bonus of $45,000 (representing 20% of Ms. Plaza’s base salary) for the year ended October 31, 2014.  For the year ended October 31, 2014, Ms. Plaza's total compensation pursuant to the employment agreement was $286,683 consisting of:  $225,600 of salary, $45,000 of bonus, $10,879 representing the grant date value of options granted during 2014 and $5,204 representing lease payments.  For the year ended October 31, 2015, Ms. Plaza's  total compensation pursuant to the employment agreement was $41,658, which consisted solely of salary.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Ms. N. Plaza pursuant to which Ms. N. Plaza provides independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour.  During the year ended October 31, 2015, Ms. Plaza was compensated $203,355 pursuant to the Independent Contractor Agreement.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen.

ITEM 14       PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by Horwath Velez & Co. PSC ("Horwath") in 2015 and 2014 as follows:

Description of services:	Fiscal 2015	Fiscal 2014
Audit	$52,250	$49,395
Audit-Related	27,825	27,825
Tax and other services	20,415	22,601
Total Fees	$100,490	$99,821

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during fiscal 2015 and 2014.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.
All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on January 29, 2016 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on January 29, 2016.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza.	8-K	000-50956	10.1	1/11/2013
10.2	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.3	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.4	Consulting Agreement, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.5	Consulting Agreement, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.6	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.7	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.8	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.9	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.10	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.11	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.12	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.13	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.14	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.15	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.16	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.17	Employment Agreement Amendment among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.20	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.21	Lease dated March 16, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.9	3/30/2006
10.22	Lease dated November 1, 2004 between Plaza Professional Center, Inc. and the Registrant	SB-2	333-132847	10.10	3/30/2006
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2016
23.1	Consent of Horwath Vélez & Co, PSC	10-K	000-50956	23.1	1/29/2016
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2016
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2016
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2016
-------
* Filed herewith

** Furnished herewith

Exhibits 10.1 through 10.20 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Date: February 29, 2016	By:	/s/ Pedro J. Lasanta
	Name:	Pedro J. Lasanta
	Title:	Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).