Form 10-Q
period 2016-01-31
Pharma-Bio Serv, Inc.
filed 2016-03-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of March 11, 2016 was 23,017,570.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2016*	October 31, 2015**
ASSETS:
Current assets
Cash and cash equivalents	$14,515,620	$14,893,387
Marketable securities	26,580	33,429
Accounts receivable	7,362,161	7,447,984
Other	719,666	891,905
Total current assets	22,624,027	23,266,705

Property and equipment	1,194,161	853,945
Other assets	18,157	18,256
Total assets	$23,836,345	$24,138,906

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$23,140	$22,784
Accounts payable and accrued expenses	1,404,334	2,061,889
Income taxes payable	67,609	39,177
Total current liabilities	1,495,083	2,123,850

Obligations under capital leases	46,034	51,952
Total liabilities	1,541,117	2,175,802

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,224,622 and 23,185,975 shares issued, and 23,027,970 and 23,020,451 shares outstanding at January 31, 2016 and October 31, 2015, respectively	2,322	2,319
Additional paid-in capital	1,164,605	1,142,555
Retained earnings	21,581,637	21,231,629
Accumulated other comprehensive loss	(237,532)	(226,580)
	22,511,032	22,149,923
Treasury stock, at cost; 196,652 and 165,524 common shares held at January 31, 2016 and October 31, 2015, respectively	(215,804)	(186,819)
Total stockholders' equity	22,295,228	21,963,104
Total liabilities and stockholders' equity	$23,836,345	$24,138,906

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2016	2015
REVENUES	$4,900,455	$5,882,174

COST OF SERVICES	3,142,064	4,176,862

GROSS PROFIT	1,758,391	1,705,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,374,243	1,376,868

INCOME FROM OPERATIONS	384,148	328,444

OTHER EXPENSE, NET	(2,705)	(1,222)

INCOME BEFORE INCOME TAXES	381,443	327,222

INCOME TAX EXPENSE	31,432	38,829

NET INCOME	$350,011	$288,393

BASIC EARNINGS PER COMMON SHARE	$0.015	$0.013

DILUTED EARNINGS PER COMMON SHARE	$0.015	$0.012

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,019,517	23,054,858

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,258,323	23,463,843

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2016	2015
NET INCOME	$350,011	$288,393

OTHER COMPREHENSIVE LOSS, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation loss	(4,103)	(45,918)
Net unrealized losses on available-for-sale securities	(6,849)	(2,097)

TOTAL OTHER COMPREHENSIVE LOSS	(10,952)	(48,015)

COMPREHENSIVE INCOME	$339,059	$240,378

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350,011	$288,393
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,050	21,000
Depreciation and amortization	74,148	91,396
Decrease in accounts receivable	81,508	143,868
Decrease in other assets	171,490	62,857
Decrease in liabilities	(626,885)	(489,887)
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,322	117,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(414,364)	(35,438)
NET CASH USED IN INVESTING ACTIVITIES	(414,364)	(35,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(28,985)	(87,351)
Payments on obligations under capital lease	(5,562)	(5,839)
NET CASH USED IN FINANCING ACTIVITIES	(34,547)	(93,190)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,178)	(30,905)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(377,767)	(41,906)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,893,387	15,088,070

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,515,620	$15,046,164

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$3,775	$2,600
Interest	$1,111	$1,350

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$2,003	$5,214
Conversion of cashless exercise of options to shares of common stock	$3	$13
Disposed property and equipment with accumulated depreciation of $110,743	$110,743	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2016
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

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of January 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2015 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2016 are not necessarily indicative of expected results for the full 2016 fiscal year.

The accompanying financial data as of January 31, 2016, and for the three-month period ended January 31, 2016 and 2015 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2015.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 83% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 16% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from the customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2016, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2016 and October 31, 2015, the accumulated depreciation and amortization amounted to $1,754,607 and $1,791,202, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present.

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. The Company has not recognized such cash flows from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2015 condensed consolidated financial statements to conform them to the January 31, 2016 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of January 31, 2016 and October 31, 2015:

Type of security as of January 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(68,420)	26,580
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(68,420)	$4,526,580

Type of security as of October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(61,571)	33,429
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(61,571)	$4,533,429

At January 31, 2016 and October 31, 2015, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of January 31, 2016 and October 31, 2015:

Classification in the Consolidated Balance Sheets	January 31, 2016	October 31, 2015
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	26,580	33,429
Total available-for-sale securities	$4,526,580	$4,533,429

Cash and cash equivalents in the table above exclude cash in banks of approximately $10.0 million and $10.4 million as of January 31, 2016 and October 31, 2015, respectively.

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

Pharma-Spain and Pharma-IR have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income in Pharma-Spain through 2029 and 2030, and indefinitely for Pharma-IR.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the Puerto Rico Act 73 Tax Grant over income tax expense, and income tax permanent differences between financial and tax books income.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2012 (2011 for Puerto Rico) through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

On December 2014, the Company entered into an Agreement with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the Agreement terms, the Company issued warrants for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrants contain provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the Agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying common shares of the warrants may be cancelled and/or forfeited depending on the date of termination. As of January 31, 2016, 911,110 of the underlying common shares of the warrants were fully vested. The warrants expire on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of January 31, 2016 and October 31, 2015, pursuant to the program, a total of 196,652 and 165,524 shares of the Company’s common stock were purchased for an aggregate amount of $215,804 and $186,819, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2016	2015
Net income available to common equity holders - used to compute basic and diluted earnings per share	$350,011	$288,393
Weighted average number of common shares - used to compute basic earnings per share	23,019,517	23,054,858
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to common stock	27,345	44,586
Effect of options to purchase common stock	211,461	364,399
Weighted average number of shares - used to compute diluted earnings per share	23,258,323	23,463,843

For the three-month periods ended January 31, 2016 and 2015, warrants and options for the purchase of shares of common stock for a total of 1,000,000 and 160,000 shares, respectively, were not considered in computing diluted earnings per share because their effects were antidilutive.

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States, Ireland, Spain and Brazil. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2016 and 2015. During the three months ended January 31, 2016, revenues from these customers were 10.4%, 13.5%, 11.0% and 2.4%, or a total of 37.3%, as compared to the percentages for the same period last year of 12.5%, 0.0%, 10.0% and 12.5%, or a total of 35.0%, respectively. At January 31, 2016, amounts due from these customers represented 32.8% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to four global groups of affiliated companies. During the three months ended January 31, 2016, aggregate revenues from these global groups of affiliated companies were 15.2%, 13.5%, 11.0% and 2.4%, or a total of 42.1%, as compared to the same period last year for 25.1%, 0.0%, 10.0% and 12.5%, or a total of 47.6%, respectively. At January 31, 2016 amounts due from these global groups of affiliated companies represented 34.8% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three month periods ended in January 31, 2016 and 2015. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2016	2015
REVENUES:
Puerto Rico consulting	$3,555,770	$4,206,715
United States consulting	345,815	810,592
Europe consulting	202,188	365,532
Lab (microbiological and chemical testing)	783,931	435,959
Other segments¹	12,752	63,376
Total consolidated revenues	$4,900,456	$5,882,174

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$251,645	$482,609
United States consulting	(167,458)	(60,837)
Europe consulting	(68,353)	(103,809)
Lab (microbiological and chemical testing)	229,346	(76,002)
Other segments¹	136,263	85,261
Total consolidated income before taxes	$381,443	$327,222

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2016 and October 31, 2015, and related depreciation and amortization expense for the three months ended January 31, 2016 and 2015, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2015. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, with the intention to provide consulting services to this market. As of January 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

On December 2014, the Company entered into an Agreement with a firm to provide (i) mergers and acquisition, and (ii) business development services to the Company. These services are aimed to improve and assist the expansion of our market reach and customer base, primarily to the United States consulting business.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2016 and 2015, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2016		2015
Puerto Rico	$4,352	88.8%	$4,706	80.0%
United States	346	7.1%	811	13.8%
Europe	202	4.1%	365	6.2%
	$4,900	100.0%	$5,882	100.0%

For the three months ended January 31, 2016, net revenues for the Company were $4.9 million, a decrease of $1 million, or 17%, when compared to the same period last year. This decline is mainly attributable to a $0.7, $0.5 and $0.2 million revenue decrease in the Puerto Rico, United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico Lab of approximately $0.3 million. An increase in gross margin of 6.9 percentage points, compared to the same period last year, was attained because of (i) the Lab’s absorption of fixed costs due to the increase of testing volume, and (ii) the favorable improvement in consulting projects gross margin, which offset the effects of the dollar aggregate gross margin loss attributable to the loss of revenue. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. Selling, general and administrative expenses remained constant. These factors resulted in our three months ended January 31, 2016 net income being approximately $0.4 million, an increase of $0.1 million, when compared with the same period last year. (See "Results of Operations" below.)

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

We are constantly realigning our business strategies to grow our business. As such, the Company's management understands that planned infrastructure investments on human capital, new markets, and Lab facilities and equipment during fiscal year 2016 will provide sustainable growth to the Company in future years. For the year ended October 31, 2016, the Company intends to invest approximately (i) $1.7 million on new business development positions on consulting targeted new markets, and (ii) $2.0 million for the expansion of our Puerto Rico Lab facilities, openings of a Lab facility in Spain and the Calibrations division facility in Puerto Rico. The Company’s working capital will be used to fund these investments.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2016 and 2015, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2016		2015
Revenues	$4,900	100.0%	$5,882	100.0%
Cost of services	3,142	64.1%	4,177	71.0%
Gross profit	1,758	35.9%	1,705	29.0%
Selling, general and administrative costs	1,374	28.1%	1,377	23.4%
Other expense, net	3	0.1%	1	0.0%
Income before income taxes	381	7.7%	327	5.6%
Income tax expense	31	0.6%	39	0.7%
Net income	350	7.1%	288	4.9%

Revenues. For the three months ended January 31, 2016, net revenues for the Company were $4.9 million, a decrease of $1 million when compared to the same period last year. The revenue decrease is mainly attributable to a decline in projects in the Puerto Rico, United States and Europe consulting markets of $0.7, $0.5 and $0.2 million, respectively, partially offset by a gain in the Puerto Rico Lab operation of approximately $0.3 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

A significant portion of the revenues for the European market is attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2016 increased 6.9 percentage points when compared to the same period last year.

The increase in gross margin is mainly attributable to the increase of 4.1 percentage points in the Lab gross margin, while consulting services accounted for the remaining gain. The increase in the Lab testing volume with its related favorable effect over fixed costs absorption, and the favorable improvement in consulting projects gross margin, were the main drivers for the increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2016 were approximately $1.4 million, which remained constant when compared to the same period last year.

Income Taxes Expense. The income tax expense is a function of segments with taxable income before tax, and the effective tax rate attained after considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three months ended January 31, 2016 was approximately $0.4 million, an increase of $0.1 million when compared with the same period last year. Our net income variance, when compared to the same period last year, is mainly attributable to the slight increase in gross margin and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended January 31, 2016, earnings per common share for both, basic and diluted, were $0.015, an increase of $0.002 and $0.003, respectively, when compared to the same period last year. The increase is mainly attributable to the increase in net income.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2016, the Company had approximately $21 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). As of January 31, 2016 and October 31, 2015, the Company repurchased 196,652 and 165,524 shares of its common stock, respectively.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2016.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2016 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which could have a significant effect on our condensed consolidated financial statements.

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

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Changes in public policy impacting the industries we serve could adversly affect our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards applicable to our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management and technical personnel, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	We may be harmed if we do not penetrate markets and grow our current business operations.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended January 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2015 through November 30, 2015	6,150	$0.90	6,150	1,828,326
December 1, 2015 through December 31, 2015	6,034	$0.90	6,034	1,822,292
January 1, 2016 through January 31, 2016	18,944	$0.95	18,944	1,803,348
Total	31,128	$0.93	31,128

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

10.1
Consulting Agreement Amendment, dated December 30, 2015, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).+

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

PHARMA-BIO SERV, INC.

Dated: March 16, 2016	By:	/s/ Victor Sanchez
Victor Sanchez
Chief Executive Officer and President Europe Operations
(Principal Executive Officer)

	By:	/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer and Vice President Finance and Administration
(Principal Financial Officer and Principal Accounting Officer)