Form 10-Q
period 2016-04-30
Pharma-Bio Serv, Inc.
filed 2016-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2016 was 23,015,920.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	April 30, 2016*	October 31, 2015**
ASSETS
Current assets:
Cash and cash equivalents	$14,427,747	$14,893,387
Marketable securities	22,325	33,429
Accounts receivable	7,704,986	7,447,984
Other	702,797	891,905
Total current assets	22,857,855	23,266,705

Property and equipment	1,322,388	853,945
Other assets	32,898	18,256
Total assets	$24,213,141	$24,138,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$23,495	$22,784
Accounts payable and accrued expenses	1,681,928	2,061,889
Income taxes payable	47,142	39,177
Total current liabilities	1,752,565	2,123,850

Obligations under capital leases	40,027	51,952
Total liabilities	1,792,592	2,175,802

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,224,622 and 23,185,975 shares issued, and 23,017,570 and 23,020,451 shares outstanding, at April 30, 2016 and October 31, 2015, respectively	2,322	2,319
Additional paid-in capital	1,186,655	1,142,555
Retained earnings	21,618,839	21,231,629
Accumulated other comprehensive loss	(163,189)	(226,580)
	22,644,627	22,149,923
Treasury stock, at cost; 207,052 and 165,524 common shares held at April 30, 2016 and October 31, 2015, respectively	(224,078)	(186,819)
Total stockholders' equity	22,420,549	21,963,104
Total liabilities and stockholders' equity	$24,213,141	$24,138,906

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015

REVENUES	$5,129,803	$5,442,680	$10,030,258	$11,324,854

COST OF SERVICES	3,605,646	3,756,649	6,747,710	7,933,511

GROSS PROFIT	1,524,157	1,686,031	3,282,548	3,391,343

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,429,520	1,294,039	2,803,763	2,670,907

INCOME FROM OPERATIONS	94,637	391,992	478,785	720,436

OTHER-THAN-TEMPORARY IMPAIRMENT ON AVAILABLE-FOR-SALE SECURITIES	(55,000)	-	(55,000)	-

OTHER INCOME (EXPENSE), NET	5,130	(760)	2,425	(1,982)

INCOME BEFORE TAX	44,767	391,232	426,210	718,454

INCOME TAX EXPENSE	7,565	32,225	38,997	71,054

NET INCOME	$37,202	$359,007	$387,213	$647,400

BASIC EARNINGS PER COMMON SHARE	$0.002	$0.016	$0.017	$0.028

DILUTED EARNINGS PER COMMON SHARE	$0.002	$0.015	$0.017	$0.028

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,018,606	23,086,540	23,019,067	23,074,883

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,244,478	23,428,223	23,219,588	23,450,557

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015

NET INCOME	$37,202	$359,007	$387,213	$647,400

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	23,750	(5,381)	19,647	(51,299)
Available-for-sale securities:
Net unrealized loss	(4,255)	(17,769)	(11,104)	(19,866)
Other-than-temporary impairment included in net income	55,000	-	55,000	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	74,495	(23,150)	63,543	(71,165)

COMPREHENSIVE INCOME	$111,697	$335,857	$450,756	$576,235

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,202	$359,007	$387,213	$647,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	22,050	65,448	44,100	86,448
Depreciation and amortization	79,231	92,254	153,379	183,650
Other-than-temporary impairment on available-for-sale securities	55,000	-	55,000	-
(Increase) in accounts receivable	(332,908)	(879,489)	(251,400)	(754,811)
Decrease (increase) in other assets	16,750	(42,761)	188,240	20,096
Increase (decrease) in liabilities	252,646	(162,461)	(374,239)	(633,158)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	129,971	(568,002)	202,293	(450,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(207,458)	(33,745)	(621,822)	(69,183)
NET CASH USED IN INVESTING ACTIVITIES	(207,458)	(33,745)	(621,822)	(69,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(8,274)	(31,455)	(37,259)	(118,806)
Payments on obligations under capital lease	(5,652)	(5,296)	(11,214)	(11,135)
NET CASH USED IN FINANCING ACTIVITIES	(13,926)	(36,751)	(48,473)	(129,941)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,540	(2,183)	2,362	(33,088)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,873)	(640,681)	(465,640)	(682,587)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,515,620	15,146,164	14,893,387	15,088,070

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,427,747	$14,405,483	$14,427,747	$14,405,483

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$26,475	$96,095	$30,250	$98,695
Interest	$901	$1,258	$2,012	$2,608

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$32,363	$19,190	$34,366	$24,404
Conversion of cashless exercise of warrants and options to shares of common stock	$-	$1	$3	$14
Disposed property and equipment with accumulated depreciation of $110,743 for three and six months ended April 30, 2016	$110,743	$-	$110,743	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2016
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

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of April 30, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2015 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2016 are not necessarily indicative of expected results for the full 2016 fiscal year.

The accompanying financial data as of April 30, 2016, and for the three-month and six-month periods ended April 30, 2016 and 2015 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2015.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 86% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 13% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2016, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2016 and October 31, 2015, the accumulated depreciation and amortization amounted to $1,833,838 and $1,791,202, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2015 condensed consolidated financial statements to conform them to the April 30, 2016 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of April 30, 2016 and October 31, 2015:

Type of security as of April 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(17,675)	22,325
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(17,675)	$4,522,325

Type of security as of October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(61,571)	33,429
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(61,571)	$4,533,429

At April 30, 2016 and October 31, 2015, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019. As of April 30, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for this bond. Accordingly, the credit loss of $55,000 was recognized on earnings.

The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of April 30, 2016 and October 31, 2015:

Classification in the Consolidated Balance Sheets	April 30, 2016	October 31, 2015
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	22,325	33,429
Total available-for-sale securities	$4,522,325	$4,533,429

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.9 and $10.4 million as of April 30, 2016 and October 31, 2015, respectively.

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

NOTE D – WARRANTS

On December 2014, the Company entered into an agreement with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the agreement terms, the Company issued warrants for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The warrants contain provisions for the partial vesting of the common shares at different dates within eighteen months after the execution of the agreement. Also, under certain circumstances the Agreement may be terminated, accordingly a portion of the underlying common shares of the warrants may be cancelled and/or forfeited depending on the date of termination. As of April 30, 2016, 977,777 of the underlying common shares of the warrants were fully vested. The warrants expire on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of April 30, 2016 and October 31, 2015, pursuant to the Company Repurchase Program, a total of 207,052 and 165,524 shares of the Company’s common stock were purchased for an aggregate amount of $224,078 and $186,819, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net income available to common equity holders - used to compute basic and diluted earnings per share	$37,202	$359,007	$387,213	$647,400
Weighted average number of common shares - used to compute basic earnings per share	23,018,606	23,086,540	23,019,067	23,074,883
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	16,497	32,944	21,980	38,862
Effect of options to purchase common stock	209,375	308,739	178,541	336,812
Weighted average number of common shares - used to compute diluted earnings per share	23,244,478	23,428,223	23,219,588	23,450,557

For the three-month and six-month periods ended April 30, 2016 and 2015, warrants for the purchase of shares of common stock for a total of 1,000,000 were not considered in computing diluted earnings per share because their effect were antidilutive. In addition, options for the purchase of 160,000 and 240,000 shares of common stock for the three-month and six-month periods ended in April 30, 2016, respectively, and 160,000 shares of common stock for the three-month and six-month periods ended in April 30, 2015, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2016 and 2015. During the three months ended April 30, 2016, revenues from these customers were 11.2%, 10.2%, 6.3% and 4.8%, or a total of 32.5%, as compared to the same period last year for 0.0%, 6.0%, 9.9% and 14.7%, or a total of 30.6%, respectively. During the six months ended April 30, 2016, revenues from these customers were 12.3%, 10.6%, 8.3% and 3.6%, or a total of 34.8%, as compared to the same period last year for 0.0%, 8.0%, 11.2% and 13.6%, or a total of 32.8%, respectively. At April 30, 2016, amounts due from these customers represented 23.5% of the Company’s total accounts receivable balance. This major customers information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2016 and 2015. During the three months ended April 30, 2016, aggregate revenues from these global groups of affiliated companies were 11.2%, 10.2%, 10.0% and 4.8%, or a total of 36.2%, as compared to the same period last year for 0.0%, 6.0%, 19.5%, and 14.7%, or a total of 40.2%, respectively. During the six months ended April 30, 2016, aggregate revenues from these global group of affiliated companies were 12.3%, 10.6%, 12.5% and 3.6%, or a total of 39.0%, as compared to the same period last year for 0.0%, 8.0%, 22.2% and 13.6%, or a total of 43.8%, respectively. At April 30, 2016, amounts due from these global groups of affiliated companies represented 26.1% of total accounts receivable balance.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2016 and 2015. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
REVENUES:
Puerto Rico consulting	$3,882,942	$4,134,720	$7,422,600	$8,341,435
United States consulting	392,382	612,775	738,197	1,423,367
Europe consulting	191,427	254,799	393,615	620,332
Lab (microbiological and chemical testing)	535,806	391,985	1,319,737	827,943
Other segments¹	127,246	48,401	156,109	111,777
Total consolidated revenues	$5,129,803	$5,442,680	$10,030,258	$11,324,854

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$203,577	$547,079	$459,055	$1,029,688
United States consulting	(118,591)	(85,188)	(286,050)	(146,025)
Europe consulting	(57,907)	(68,439)	(126,259)	(172,248)
Lab (microbiological and chemical testing)	(66,467)	(85,531)	162,879	(161,534)
Other segments¹	84,155	83,311	216,585	168,573
Total consolidated income before taxes	$44,767	$391,232	$426,210	$718,454

¹	Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2016 and October 31, 2015, and related depreciation and amortization expense for the three-month and six-month periods ended April 30, 2016 and 2015, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long lived assets for the international operations (Europe) is considered insignificant.

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

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, with the intention to provide consulting services to this market. As of April 30, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

In December 2014, the Company entered into an agreement with a firm to provide (i) mergers and acquisition and (ii) business development services to the Company. These services are aimed to improve and assist the expansion of our market reach and customer base, primarily to the United States consulting business.

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

The following table sets forth information as to our revenue for the three-month and six month periods ended April 30, 2016 and 2015, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2016		2015		2016		2015
Puerto Rico	$4,461	86.9%	$4,575	84.0%	$8,796	87.7%	$9,281	81.9%
United States	392	7.7%	613	11.3%	738	7.4%	1,424	12.6%
Europe	191	3.7%	255	4.7%	394	3.9%	620	5.5%
Other	86	1.7%	-	-%	102	1.0%	-	-%
	$5,130	100.0%	$5,443	100.0%	$10,030	100.0%	$11,325	100.0%

For the six months ended April 30, 2016, revenues for the Company were $10 million, a decrease of $1.3 million, or 11%, when compared to the same period last year. Major factors contributing to this decline are a $0.9, $0.7 and $0.2 million revenue decrease in the Puerto Rico, United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico Lab and project revenue from the Brazil market of approximately $0.5 and $0.1 million, respectively. An increase in gross margin of 2.8 percentage points, compared to the same period last year, was attained because of (i) the Lab’s absorption of fixed costs due to the increase of testing volume, and (ii) the favorable effect in consulting projects gross margin. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. According to the Company’s planned infrastructure investments for the current fiscal year, the Company made preliminary investments of $0.1 million related to new business development positions for targeted markets. These factors resulted in our six months ended April 30, 2016 net income being approximately $0.4 million, a decrease of $0.3 million, when compared with the same period last year. (See “Results of Operations” below.)

Weak economies where we do business and worldwide industry consolidations will continue to be unfavorable factors going forward. These factors, in addition to the Puerto Rico government financial crisis, the impact on the industry, if any, of the U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

We are constantly realigning our business strategies to grow our business. As such, the Company’s management understands that planned infrastructure investments on human capital, new markets, and Lab facilities and equipment during fiscal year 2016 will provide sustainable growth to the Company in future years. For the year ended October 31, 2016, the Company intends to invest approximately (i) $1.7 million on new business development positions on consulting targeted new markets, and (ii) $2.0 million for the expansion of our Puerto Rico Lab facilities, openings of a Lab facility in Spain and the Calibrations division facility in Puerto Rico. For these facilities during the three and six months periods ended April 30, 2016, the Company has incurred $0.2 and $0.6 million, respectively. The Company’s working capital is being used to fund these investments.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2016 and 2015, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2016		2015		2016
Revenues	$5,130	100.0%	$5,443	100.0%	$10,030	100.0%	$11,325	100.0%
Cost of services	3,606	70.3%	3,757	69.0%	6,747	67.3%	7,934	70.1%
Gross profit	1,524	29.7%	1,686	31.0%	3,283	32.7%	3,391	29.9%
Selling, general and administrative costs	1,429	27.8%	1,294	23.8%	2,804	28.0%	2,671	23.6%
Other-than-temporary impairment on available-for-sale securities	(55)	1.0%	-	0.0%	(55)	0.5%	-	0.0%
Other income (expense), net	5	0.0%	(1)	0.0%	2	0.0%	(2)	0.0%
Income before income taxes	45	0.9%	391	7.2%	426	4.2%	718	6.3%
Income tax expense	8	0.2%	32	0.6%	39	0.4%	71	0.6%
Net income	37	0.7%	359	6.6%	387	3.8%	647	5.7%

Revenues. Revenues for the three and six months ended April 30, 2016 were $5.1 and $10.0 million, respectively, a decrease of approximately $0.3 and $1.3 million, or 5.7% and 11.4%, respectively, when compared to the same periods last year.

The decline for the three months ended April 30, 2016, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico, United States and Europe consulting markets of $0.2, $0.2 and $0.1 million, respectively, partially offset by a gain in the Puerto Rico Lab operation and project revenue from the Brazil market of approximately $0.1 million each. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The decline for the six months ended in April 30, 2016, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico, United States and Europe consulting markets for $0.9, $0.7 and $0.2 million, respectively, partially offset by a gain in the Puerto Rico Lab operation and project revenue from the Brazil market of approximately $0.5 and $0.1 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. The decrease of 1.3 percentage points in gross margin for the three months ended April 30, 2016 is mainly attributable to the decrease of 1.5 percentage points on consulting services margin, partially offset by an increase of 0.2 percentage points in Lab gross margin. Consulting business margin was slightly affected by the current year closing of some more favorable than average gross margin projects. The Lab’s favorable gross margin yield is mainly attributable to a slight increase in testing volume, versus the absorption of fixed cost of services.

For the six months ended April 30, 2016, the increase of 2.8 percentage points in gross margin is mainly attributable to the increase of 2.2 and 0.6 percentage points for Lab and consulting services, respectively. The increase in the Lab testing volume with its related favorable effect over fixed costs absorption, and the favorable effect in consulting projects gross margin during the first quarter of the current fiscal year, were the main drivers for the increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2016 were approximately $1.4 and $2.8 million, respectively, a net increase in expenses of approximately $0.1 million for each period, when compared to the same periods last year. The increase is mostly attributable to preliminary investments related to the current fiscal year planned new business development positions.

Other-than-temporary impairment on available-for-sale securities. As of April 30, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for an-available-for-sale security. Accordingly, the credit loss of $55,000 was recognized on earnings. (See Note B to the Condensed Consolidated Financial Statements included herewith.)

Income Taxes Expense. The reduction in income tax expense for the three and six months ended April 30, 2016, as compared to the same periods last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income. Our net income for three and six months ended April 30, 2016 were approximately $37,000 and $387,000, respectively, a decrease of $322,000 and $260,000, respectively, when compared with the same periods last year. Our net income variance is mainly attributable to the decline in revenue, investment on business development and operational support expenses, recorded other-than-temporary impairment on available-for-sale securities, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended April 30, 2016, earnings per common share for both, basic and diluted were $0.002, a decrease of $0.014 and $0.013, respectively, when compared to the same period last year. The decrease is mainly attributable to the decrease in net income for the three months ended April 30, 2016 as compared to the same period last year.

For the six months ended April 30, 2016, earnings per common share for both, basic and diluted were $0.017, a decrease of $0.011 and $0.011 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income for the six months ended April 30, 2016 as compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2016, the Company had approximately $21 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). As of April 30, 2016 and October 31, 2015, the Company repurchased 207,052 and 165,524 shares of its common stock, respectively.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2016.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2016 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

●	We may be unable to pass on increased labor costs to our clients.

●	Consolidation in the pharmaceutical industry may have a harmful effect on our business.

●	Changes in public policy impacting the industries we serve could adversely affect our business.

●	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.

●	Our reputation and divisions may be impacted by regulatory standards applicable to our customer products.

●	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.

●	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

●	We may be held liable for the actions of our employees or contractors when on assignment.

●	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

●	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.

●	Because we are dependent upon our management and technical personnel, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

●	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

●	We may be harmed if we do not penetrate markets and grow our current business operations.

●	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

●	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.

●	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

●	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended April 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 through February 29, 2016	10,400	$0.80	10,400	1,792,948
March 1, 2016 through March 31, 2016	-	$-	-	1,792,948
April 1, 2016 through April 30, 2016	-	$-	-	1,792,948
Total	10,400	$0.80	10,400

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

Dated: June 14, 2016