Form 10-Q
period 2016-07-31
Pharma-Bio Serv, Inc.
filed 2016-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of September 9, 2016 was 23,009,316.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED July 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2016*	October 31, 2015**
ASSETS
Current assets:
Cash and cash equivalents	$14,008,225	$14,893,387
Marketable securities	27,669	33,429
Accounts receivable	7,377,450	7,447,984
Other	862,022	891,905
Total current assets	22,275,366	23,266,705

Property and equipment	1,709,295	853,945
Other assets	33,079	18,256
Total assets	$24,017,740	$24,138,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$23,851	$22,784
Accounts payable and accrued expenses	1,591,382	2,061,889
Income taxes payable	56,403	39,177
Total current liabilities	1,671,636	2,123,850

Obligations under capital leases	33,931	51,952
Total liabilities	1,705,567	2,175,802

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,226,268 and 23,185,975 shares issued, and 23,011,166 and 23,020,451 shares outstanding, at July 31, 2016 and October 31, 2015, respectively	2,322	2,319
Additional paid-in capital	1,208,705	1,142,555
Retained earnings	21,488,366	21,231,629
Accumulated other comprehensive loss	(156,179)	(226,580)
	22,543,214	22,149,923
Treasury stock, at cost; 215,102 and 165,524 common shares held at July 31, 2016 and October 31, 2015, respectively	(231,041)	(186,819)
Total stockholders' equity	22,312,173	21,963,104
Total liabilities and stockholders' equity	$24,017,740	$24,138,906

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
REVENUES	$4,865,963	$6,181,953	$14,896,221	$17,506,807

COST OF SERVICES	3,440,070	4,135,716	10,187,780	12,069,227

GROSS PROFIT	1,425,893	2,046,237	4,708,441	5,437,580

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,546,679	1,550,915	4,350,442	4,221,822

INCOME (LOSS) FROM OPERATIONS	(120,786)	495,322	357,999	1,215,758

OTHER-THAN-TEMPORARY IMPAIRMENT ON AVAILABLE-FOR-SALE SECURITIES	-	-	(55,000)	-

OTHER INCOME (EXPENSE), NET	2,969	(214)	5,394	(2,196)

INCOME (LOSS) BEFORE TAX	(117,817)	495,108	308,393	1,213,562

INCOME TAX EXPENSE	12,656	41,135	51,653	112,189

NET INCOME (LOSS)	$(130,473)	$453,973	$256,740	$1,101,373

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$(0.006)	$0.020	$0.011	$0.048

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.006)	$0.019	$0.011	$0.047

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,014,481	23,071,400	23,017,527	23,077,736

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,129,774	23,354,538	23,196,215	23,433,467

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
NET INCOME (LOSS)	$(130,473)	$453,973	$256,740	$1,101,373

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	1,514	(6,146)	21,161	(57,445)
Available-for-sale securities:
Net unrealized gain (loss)	5,344	(13,573)	(5,760)	(33,439)
Other-than-temporary impairment included in net income	-	-	55,000	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,858	(19,719)	70,401	(90,884)

COMPREHENSIVE INCOME (LOSS)	$(123,615)	$434,254	$327,141	$1,010,489

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(130,473)	$453,973	$256,740	$1,101,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	22,050	21,000	66,150	107,448
Depreciation and amortization	77,679	90,075	231,058	273,725
Other-than-temporary impairment on available-for-sale securities	-	-	55,000	-
Decrease (increase) in accounts receivable	334,767	(578,601)	117,733	(1,314,222)
(Increase) decrease in other assets	(170,347)	(115,300)	17,893	(95,204)
Decrease in liabilities	(89,555)	(220,083)	(498,160)	(872,431)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,121	(348,936)	246,414	(799,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(464,586)	(33,096)	(1,086,408)	(102,279)
NET CASH USED IN INVESTING ACTIVITIES	(464,586)	(33,096)	(1,086,408)	(102,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(6,963)	(8,212)	(44,222)	(127,018)
Payments on obligations under capital lease	(5,740)	(5,385)	(16,954)	(16,520)
NET CASH USED IN FINANCING ACTIVITIES	(12,703)	(13,597)	(61,176)	(143,538)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,646	(1,998)	16,008	(35,086)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(419,522)	(397,627)	(885,162)	(1,080,214)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,427,747	14,405,483	14,893,387	15,088,070

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,008,225	$14,007,856	$14,008,225	$14,007,856

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$-	$22,168	$30,250	$120,863
Interest	$694	$1,169	$2,706	$3,777

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$4,517	$11,182	$38,883	$35,586
Conversion of cashless exercise of warrants and options to shares of common stock	$-	$-	$3	$14
Disposed property and equipment with accumulated depreciation of $110,743 during the nine months ended July 31, 2016	$-	$-	$110,743	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2016
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

Pharma-Brazil is a wholly owned subsidiary, which was organized in Brazil in April 2015. As of July 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2015 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2016 are not necessarily indicative of expected results for the full 2016 fiscal year.

The accompanying financial data as of July 31, 2016, and for the three-month and nine-month periods ended July 31, 2016 and 2015 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2015.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 87% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 12% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2016, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2016 and October 31, 2015, the accumulated depreciation and amortization amounted to $1,911,517 and $1,791,202, respectively.

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

Income Per Share of Common Stock

Basic income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2015 condensed consolidated financial statements to conform them to the July 31, 2016 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently issued and adopted accounting standards

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of July 31, 2016 and October 31, 2015:
Type of security as of July 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(12,331)	27,669
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(12,331)	$4,527,669

Type of security as of October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(61,571)	33,429
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(61,571)	$4,533,429

At July 31, 2016 and October 31, 2015, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019. For the nine-month period ended July 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for this bond. Accordingly, the credit loss of $55,000 was recognized on earnings.
The fair values of available-for-sale securities by classification in the Condensed Consolidated Balance Sheets were as follows as of July 31, 2016 and October 31, 2015:
Classification in the Consolidated Balance Sheets	July 31, 2016	October 31, 2015
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	27,669	33,429
Total available-for-sale securities	$4,527,669	$4,533,429

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.5 million and $10.4 million as of July 31, 2016 and October 31, 2015, respectively.
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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2013 (2012 for Puerto Rico) through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – WARRANTS

On December 2014, the Company entered into an agreement with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the agreement terms, the Company issued warrants for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. As of July 31, 2016, the underlying common shares of the warrants were fully vested. The warrants expire on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (“Company Repurchase Program”). The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of July 31, 2016 and October 31, 2015, pursuant to the Company Repurchase Program, a total of 215,102 and 165,524 shares of the Company’s common stock were purchased for an aggregate amount of $231,041 and $186,819, respectively.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share	$(130,473)	$453,973	$256,740	$1,101,373
Weighted average number of common shares - used to compute basic earnings (loss) per share	23,014,481	23,071,400	23,017,527	23,077,736
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	16,497	32,944	20,139	36,867
Effect of options to purchase common stock	98,796	250,194	158,549	318,864
Weighted average number of common shares - used to compute diluted earnings (loss) per share	23,129,774	23,354,538	23,196,215	23,433,467

For the three-month and nine-month periods ended July 31, 2016 and 2015, warrants for the purchase of shares of common stock for a total of 1,000,000 were not considered in computing diluted earnings (loss) per share because their effect were antidilutive. In addition, options for the purchase of 490,000 and 240,000 shares of common stock for the three-month and nine-month periods ended in July 31, 2016, respectively, and 160,000 shares of common stock for the three-month and nine-month periods ended in July 31, 2015, were not included in computing diluted earnings (loss) per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2016 and 2015. During the three months ended July 31, 2016, revenues from these customers were 21.1%, 7.4%, 9.7% and 9.2%, or a total of 47.4%, as compared to the same period last year for 11.2%, 0.0%, 15.0% and 20.3%, or a total of 46.5%, respectively. During the nine months ended July 31, 2016, revenues from these customers were 12.7%, 10.8%, 10.5% and 5.6%, or a total of 39.6%, as compared to the same period last year for 11.1%, 3.9%, 10.1% and 15.7%, or a total of 40.8%, respectively. At July 31, 2016, amounts due from these customers represented 13.3% of the Company’s total accounts receivable balance. This major customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2016 and 2015. During the three months ended July 31, 2016, aggregate revenues from these global groups of affiliated companies were 23.9%, 7.4%, 9.7% and 9.2%, or a total of 50.2%, as compared to the same period last year for 17.3%, 0.0%, 15.0%, and 20.3%, or a total of 52.6%, respectively. During the nine months ended July 31, 2016, aggregate revenues from these global group of affiliated companies were 16.5%, 10.8%, 10.5% and 5.6%, or a total of 43.4%, as compared to the same period last year for 20.7%, 3.9%, 10.1% and 15.7%, or a total of 50.4%, respectively. At July 31, 2016, amounts due from these global groups of affiliated companies represented 15.2% of total accounts receivable balance.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2016 and 2015. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
REVENUES:
Puerto Rico consulting	$3,712,830	$4,724,446	$11,135,430	$13,065,882
United States consulting	398,362	727,770	1,136,559	2,151,137
Europe consulting	183,358	281,338	576,974	901,670
Lab (microbiological and chemical testing)	537,094	435,818	1,856,831	1,263,761
Other segments¹	34,319	12,581	190,427	124,357
Total consolidated revenues	$4,865,963	$6,181,953	$14,896,221	$17,506,807

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$253,968	$632,956	$713,023	$1,662,643
United States consulting	(227,457)	(60,342)	(513,507)	(206,368)
Europe consulting	(43,172)	(74,903)	(169,431)	(247,151)
Lab (microbiological and chemical testing)	(120,106)	(43,915)	42,773	(205,449)
Other segments¹	18,950	41,312	235,535	209,887
Total consolidated income (loss) before taxes	$(117,817)	$495,108	$308,393	$1,213,562

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long-lived assets (property and equipment and intangible assets) as of July 31, 2016 and October 31, 2015, and related depreciation and amortization expense for the three-month and nine-month periods ended July 31, 2016 and 2015, were concentrated in the domestic markets (Puerto Rico and the United States). The aggregate amount of long-lived assets for the international operations (Europe and Brazil) is considered insignificant.

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

During the year ended October 31, 2015, the Company started the development of a new Puerto Rico based Calibrations Services Division that will develop and operate a central metrology/calibration laboratory and provide lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process. The collaboration agreement terminates October 2018.

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, with the intention to provide consulting services to this market. As of July 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2016 and 2015, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2016		2015		2016		2015
Puerto Rico	$4,255	87.4%	$5,173	83.7%	$13,051	87.6%	$14,454	82.6%
United States	398	8.2%	728	11.8%	1,136	7.6%	2,151	12.3%
Europe	183	3.8%	281	4.5%	577	3.9%	902	5.1%
Other	30	0.6%	-	-%	132	0.9%	-	-%
	$4,866	100.0%	$6,182	100.0%	$14,896	100.0%	$17,507	100.0%

For the nine months ended July 31, 2016, revenues for the Company were $14.9 million, a decrease of $2.6 million, or 15%, when compared to the same period last year. Major factors contributing to this decline are a $1.9 million decrease in the Puerto Rico consulting market, of which $1.1 million is attributable to projects in Latin America which were managed from Puerto Rico, plus $1.0 million and $0.3 million decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico Lab and project revenue from the Brazil consulting market of approximately $0.6 million and $0.1 million, respectively. An increase in gross margin of 0.5 percentage points, compared to the same period last year, was mostly attained because of the Lab’s absorption of fixed costs due to the increase of testing volume, partially offset by non-recurring low-margin testing and development projects. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. According to the Company’s planned infrastructure investments for the current fiscal year, the Company made preliminary investments of $0.2 million related to new business development positions for targeted markets. These factors resulted in our nine months ended July 31, 2016 net income being approximately $0.3 million, a decrease of $0.8 million, when compared with the same period last year. (See “Results of Operations” below.)

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

We are constantly realigning our business strategies to grow our business. As such, the Company’s management understands that planned infrastructure investments on human capital, new markets, and Lab facilities and equipment during fiscal year 2016 will provide a reasonable opportunity for sustainable growth to the Company in future years. For the current fiscal year ending October 31, 2016, the Company revised its investment plans to approximately (i) $0.5 million on new business development positions on consulting targeted new markets, and (ii) $2.0 million for the expansion of our Puerto Rico Lab facilities, openings of a Lab facility in Spain and the Calibrations division facility in Puerto Rico. For these facilities, during the three and nine months periods ended July 31, 2016, the Company has incurred $0.4 and $0.9 million, respectively. The Company’s working capital is used to fund these investments.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2016 and 2015, (dollars in thousands) and as a percentage of revenue:
	Three months ended July 31,				Nine months ended July 31,
	2016		2015		2016		2015
Revenues	$4,866	100.0%	$6,182	100.0%	$14,896	100.0%	$17,507	100.0%
Cost of services	3,440	70.7%	4,136	66.9%	10,188	68.4%	12,069	68.9%
Gross profit	1,426	29.3%	2,046	33.1%	4,708	31.6%	5,438	31.1%
Selling, general and administrative costs	1,547	31.8%	1,551	25.1%	4,350	29.2%	4,222	24.1
Other-than-temporary impairment on available-for-sale securities	-	0.0%	-	0.0%	(55)	-0.4%	-	0.0%
Other income (expense), net	3	0.0%	-	0.0%	5	0.1%	(3)	0.0%
Income (loss) before income taxes	(118)	-2.4%	495	8.0%	308	2.1%	1,213	6.9%
Income tax expense	12	0.3%	41	0.7%	51	0.4%	112	0.6%
Net income (loss)	(130)	-2.7%	454	7.3%	257	1.7%	1,101	6.3%

Revenues. Revenues for the three and nine months ended July 31, 2016 were $4.9 million and $14.9 million, respectively, a decrease of approximately $1.3 million and $2.6 million, or 21.3% and 14.9%, respectively, when compared to the same periods last year.

The decline for the three months ended July 31, 2016, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico consulting market of $1.0 million, of which $0.2 million is attributable to projects in Latin America which were managed from Puerto Rico, plus decreases in the United States and Europe consulting markets of $0.3 million and $0.1 million, respectively, partially offset by a gain in the Puerto Rico Lab operation of approximately $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The decline for the nine months ended in July 31, 2016, when compared to the same period last year, is mainly attributable to a $1.9 million decrease in the Puerto Rico consulting market, of which $1.1 million is attributable to projects in Latin America which were managed from Puerto Rico, plus decreases in the United States and Europe consulting markets for $1.0 million and $0.3 million, respectively, partially offset by a gain in the Puerto Rico Lab operation and project revenue from the Brazil consulting market of approximately $0.6 million and $0.1 million, respectively. Other Company divisions had minor revenue gains/losses or remained constant.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross margin. The decrease of 3.8 percentage points in gross margin for the three months ended July 31, 2016 is mainly attributable to the decrease of 2.3 and 1.5 percentage points for Lab and consulting services gross margin. The Lab’s unfavorable gross margin yield is mainly attributable to two non-recurring low-margin testing and development projects expected to be ended by the end of our fiscal year. Consulting business margin was slightly affected by the current year closing of some more favorable than average gross margin projects.

For the nine months ended July 31, 2016, the increase of 0.5 percentage points in gross margin is mainly attributable to the Lab’s absorption of fixed costs due to the increase of testing volume, partially offset by non-recurring low-margin testing and development projects. Consulting projects nine-month period aggregate gross margin ended similar to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2016 were approximately $1.5 and $4.3 million, respectively. For the three months ended July 31, 2016 the Company incurred $0.1 million for the planned business development positions, however these additional costs were offset by savings on various expenses and maintained total expenses constant. The nine months ended July 31, 2016 reflects an increase of $0.1 million when compared to the same period last year. The increase is attributable to $0.2 million incurred for the planned business development positions, partially offset by savings on various expenses.

Other-than-temporary impairment on available-for-sale securities. During the nine-month period ended July 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for an-available-for-sale security. Accordingly, the credit loss of $55,000 was recognized on earnings. (See Note B to the Condensed Consolidated Financial Statements included herewith.)
Income Tax Expense. The reduction in income tax expense for the three and nine months ended July 31, 2016, as compared to the same periods last year, is a function of the decrease in income before tax for the same period, after giving effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income (Loss). For the three months ended July 31, 2016, the Company sustained a net loss of approximately $130,000, while for the nine months ended July 31, 2016, the Company reported net income for approximately $257,000, a decrease of $0.6 and $0.8 million, respectively, when compared with the same periods last year. Our net income variance is mainly attributable to the decline in revenue, continued investment on business development and operational support expenses, recorded other-than-temporary impairment on available-for-sale securities, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the three months ended July 31, 2016, losses per common share for both, basic and diluted were $0.006, a decrease of $0.026 and $0.025, respectively, when compared to the same period last year. The decrease is mainly attributable to the net loss for the three months ended July 31, 2016, as compared to the net income attained for the same period last year.

For the nine months ended July 31, 2016, earnings per common share for both, basic and diluted were $0.011, a decrease of $0.037 and $0.036 per share, respectively, when compared to the same period last year. The variance is mainly attributable to the decrease in net income for the nine months ended July 31, 2016, as compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2016, the Company had approximately $20 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). As of July 31, 2016 and October 31, 2015, the Company repurchased 215,102 and 165,524 shares of its common stock, respectively.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2016.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2016 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three month period ended July 31, 2016:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2016 through May 31, 2016	1,150	$0.87	1,150	1,791,798
June 1, 2016 through June 30, 2016	4,700	$0.85	4,700	1,787,098
July 1, 2016 through July 31, 2016	2,200	$0.90	2,200	1,784,898
Total	8,050	$0.86	8,050

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

Dated: September 14, 2016