Form 10-K
period 2016-10-31
Pharma-Bio Serv, Inc.
filed 2017-01-31
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 29, 2016 (the last business day of the second quarter of the registrant’s current fiscal year), was $11,110,356.
The number of shares of the registrant’s common stock outstanding as of January 26, 2017 was 23,113,531.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relative to the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2016

PART I
ITEM 1.  BUSINESS.

GENERAL
Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc ("Pharma-Bio" or the “Company”).

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

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force, and provide services such as those performed by our microbiological testing laboratory facility and our technical training division, Pharma Serv Academy.

Our Pharma Serv Academy division, through a network of leading industry professional experts in their field, which include resources of our own, provides technical seminars/training that incorporate the latest regulatory trends and standards as well as other related areas. Although these services are not currently significant to our operating results, our goals are to broaden the portfolio of services that we can provide to our customer base and target other potential customers in other industries.

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

Our revenue is derived from (i) time and materials contracts (representing approximately 86% of total revenue), where the clients are charged for the time, materials and expenses incurred on a particular project or service, (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 1% of total revenue), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount, and (iii) laboratory testing (representing approximately 13% of total revenue) which generally is completed and certified within days of sample receipt. For time and materials contracts, our revenue is principally a function of the number of consultants and the number of hours billed per consultant. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

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

2009 Laboratory Testing Facility

Our Lab located in Puerto Rico, with an investment of $1.5 million for microbiology, chemical and environmental testing, commenced operations in early fiscal 2009. The Lab is U.S. Food and Drug Administration ("FDA") registered, European Medicines Agency (“EMA”) inspected and ISO 9001 certified. The Lab incorporates the latest technology and test methodologies meeting pharmacopoeia industry standards and regulations. It offers testing and related services to our core industries already serviced as well as the cosmetic and food industries.

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

2016 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on September 26, 2016, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from existing and various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2017.

2016 US Department of Treasury Office of Foreign Assets Control (“OFAC”) – License

In December 2016, the Company obtained a license from the United States Department of Treasury Office of Foreign Assets Control (“OFAC”) which authorizes the Company to perform certain services and transactions with a Cuban state-run organization. The license is not transferable and expires on January 31, 2019.

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

PRINCIPAL CUSTOMERS
We provide a substantial portion of our services to four customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2016 and 2015. During the years ended October 31, 2016 and 2015, these customers accounted for, in the aggregate, 33.6% and 37.6% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.
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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the recent economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 23 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we service and are pursuing, and the Lab services we provide to them.

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

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers.
Name	Age	Position
Victor Sanchez	46	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	57	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industries we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a non-resident alien individual or a non-resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced until December 31, 2021.

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

On September 26, 2016, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on September 26, 2017. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2016 and 2015, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2016 and 2015, four customers accounted for, in aggregate, approximately 33.6% and 37.6% of total revenue, respectively.

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

The principal components of our cost of revenues are employee compensation (salaries, wages, taxes and benefits) and expenses relating to the performance of the services we provide. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. To remain competitive, we may not be able to pass these increased costs on to our clients, and, to the extent that we are not able to pass these increased costs on to our clients, our operating margin may be reduced.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.  PROPERTIES.
In July 2016, the Company renegotiated a lease agreement, effective as of January 1, 2016, with an affiliate of our Chairman of the Board, for our headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

In December 2013, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease was for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. In December 2016, the Company renegotiated and cancelled the remaining forty-seven months left of this lease agreement.

Also, the Company maintains office facilities in Los Angeles, California, Madrid, Spain, and Sao Paulo, Brazil. These facilities are under month-to-month leases with monthly payments of approximately $2,700, $2,500 and $1,500, respectively.

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
Quarter Ending	High Bid	Low Bid
October 31, 2016	$1.00	$0.55
July 31, 2016	1.02	0.76
April 30, 2016	0.92	0.65
January 31, 2016	1.05	0.83
October 31, 2015	1.05	0.87
July 31, 2015	1.25	0.91
April 30, 2015	1.30	1.08
January 31, 2015	1.40	0.83

On January 26, 2017, the closing price of our common stock on the Over the Counter Bulletin Board was $0.91 per share and there were approximately 69 holders of record of our common stock.

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

As of October 31, 2016 and 2015, the Company has not recognized deferred income taxes on $20.2 million and $19.2 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends to the Company, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $4.6 million and $4.3 million at October 31, 2016 and 2015, respectively.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2016.
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	815,000	$0.9106	-
2014 Long-Term Incentive Plan	430,000	$0.8860	1,870,000
Total	1,245,000		1,870,000

The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further stock options may be issued under this equity compensation plan since its term ended on October 2015.
The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

 The following table provides information about purchases by the Company of its shares of common stock during the three month period ended October 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2016 through August 31, 2016	1,850	$0.92	1,850	1,783,048
September 1, 2016 through September 30, 2016	-	$-	-	1,783,048
October 1, 2016 through October 31, 2016	-	$-	-	1,783,048
Total	1,850	$0.92	1,850

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

While our core business is FDA and international agencies regulatory compliance related services, we feel that our clients are in need of other services that we can provide and allow us to present the company as a global solution provider with a portfolio of integrated services that will bring value added solutions to our customers. Accordingly, our portfolio of services includes a laboratory testing facility and a training center that provides seminars/training to the industry.

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

In December 2016, the Company obtained a license from the OFAC which authorizes the Company to perform certain services and transactions with a Cuban state-run organization. The license is not transferable and expires on January 31, 2019.

The following table sets forth information as to our revenue for the years ended October 31, 2016 and 2015, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2016		2015
Puerto Rico	$17,107	87.6%	$19,617	83.9%
United States	1,448	7.4%	2,685	11.5%
Europe	816	4.2%	1,082	4.6%
Other	165	0.8%	-	-%
	$19,536	100.0%	$23,384	100.0%

For the year ended October 31, 2016, revenues for the Company were $19.5 million, a decrease of $3.8 million, or 16%, when compared to last year. Major factors contributing to this decline are a $2.9 million decrease in the Puerto Rico consulting market, of which $1.3 million is attributable to projects in Latin America which were managed from Puerto Rico, plus $1.2 million and $0.3 million decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico Lab and project revenue from the Brazil consulting market of approximately $0.4 million and $0.2 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to last year. When compared to last year, the Company’s gross profit decreased by 2.4%. The Company’s net decrease in gross profit is mainly due to a decrease of 2.1% attributable to the consulting business, mostly as a result of project closings which yielded more favorable than average gross margin, and a decline of 0.3% attributable to the Puerto Rico Lab, due to non-recurring low-margin testing and development projects. Per the Company’s planned infrastructure investments for fiscal year 2016, the Company made investments of $0.3 million related to new business development positions for targeted markets. Also, as of the end of the year we refocused our strategy on how to serve the US market, we maintained our sales force but closed our Pennsylvania leased office facilities effective December 31, 2016. Accordingly, we incurred an early lease termination fee of approximately $80,000, but moving forward we will save a total of approximately $325,000 on minimum lease payments. These factors resulted in our year ended October 31, 2016 net loss being approximately $0.3 million, a decrease of $1.9 million, when compared with net income for last year. (See “Results of Operations” below.)

We are regularly reviewing our business strategies to better grow our business. As such, the Company’s management understands that planned infrastructure investments on human capital, new markets, and Lab facilities and equipment made during fiscal year 2016 will provide a reasonable opportunity for sustainable growth to the Company in future years. For the fiscal year ending October 31, 2016, the Company revised its investment plans to approximately (i) $0.3 million on new business development positions on consulting targeted new markets, and (ii) $2.0 million for the expansion of our Puerto Rico Lab facilities, openings of a Lab facility in Spain and the Calibrations division facility in Puerto Rico. For these facilities in Spain and Puerto Rico, during the year ended October 31, 2016, the Company incurred $0.2 million and $1.3 million, respectively, of which approximately $1.1 million at October 31, 2016 was under construction in progress. The Company’s working capital was used to fund these investments.

The Puerto Rico government financial crisis, the impact on the industry, if any, of the possible cancellation of the U.S. health care reform (Patient Protection and Affordable Care Act) and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations
The following table sets forth our statements of operations for the years ended October 31, 2016 and 2015, (dollars in thousands) and as a percentage of revenue:
	Year ended October 31,
	2016		2015
Revenues	$19,536	100.0%	$23,384	100.0%
Cost of services	13,753	70.4%	15,900	68.0%
Gross profit	5,783	29.6%	7,484	32.0%
Selling, general and administrative expenses	5,875	30.0%	5,703	24.4%
Other-than-temporary impairment on available-for-sale securities	(55)	-0.3%	-	0.0%
Other income (expense), net	(57)	-0.3%	12	0.1%
Income (loss) before income taxes	(204)	-1.0%	1,793	7.7%
Income tax expense	53	0.3%	168	0.7%
Net income (loss)	(257)	-1.3%	1,625	7.0%

Revenues. Revenues for the year ended October 31, 2016 were $19.5 million, a decrease of approximately $3.8 million, or 16%, when compared to last year. The revenue decrease is mainly attributable to a decline of $2.9 million in the Puerto Rico consulting market, of which $1.3 million is attributable to projects in Latin America which were managed from Puerto Rico, plus $1.2 million and $0.3 million decrease in the United States and Europe consulting markets, respectively, partially offset by a gain in the Puerto Rico Lab and project revenue from the Brazil consulting market of approximately $0.4 million and $0.2 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to last year.

A significant portion of the revenues for the European market is mostly attributable to one customer located in Ireland. Most of the European revenue decline is attributable to the loss of project headcount within this Ireland customer.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2016 reflected a gross profit net decrease of 2.4 percentage points, when compared to last year.

The Company’s net decrease in gross profit is mainly due to a decrease of 2.1 percentage points attributable to the consulting business, mostly as a result of project closings which yielded in the past more favorable than average gross margin, and a decline of 0.3 percentage points attributable to the Puerto Rico Lab, due to non-recurring low-margin testing and development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2016 were approximately $5.9 million, a net increase in expenses of approximately $0.2 million as compared to last year. The increase is attributable to $0.3 million incurred for the planned business development positions, partially offset by savings on various expenses.

Other-than-temporary impairment on available-for-sale securities. During the year ended October 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for an-available-for-sale security. Accordingly, the credit loss of $55,000 was recognized on earnings. (See Note B to the Consolidated Financial Statements included herewith.)

Other Income (Expense), net. In December 2016, the Company decided to cancel the lease for its office facilities in Pennsylvania. The early lease cancellation fee of approximately $80,000 was recorded in the year ended October 31, 2016 as a component of non-operating other expense.

Income Taxes Expense. The reduction in income tax expense is a function of the combined non-Puerto Rico subsidiaries losses, for which the resulting deferred tax assets were reserved, and the tax attained by Puerto Rico subsidiaries after considering the effect of the Puerto Rico Act 73 Tax Grant.

Net Income (Loss). For the year ended October 31, 2016, we incurred a net loss of approximately $0.3 million, a decrease in earnings of $1.9 million when compared to the same period last year. The variance is mainly attributable to the decline in revenue, continued investment on business development and operational support expenses, recorded other-than-temporary impairment on available-for-sale securities, the recording of the early lease cancellation fee for our Pennsylvania office facilities, and the effect of the effective income tax rates (including Puerto Rico favorable tax grants) over income before tax.

For the year ended October 31, 2016, loss per common share for both basic and diluted was $0.011, a common share basic and diluted decrease of $0.081 and $0.080 when compared to last year, respectively. The variance is mainly attributable to the decrease in net earnings when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2016, the Company had approximately $19.5 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2016 and 2015, the Company repurchased 51,428 and 149,974 shares of its common stock, respectively.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2016.

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

Revenue Recognition - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 86% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 13% of total revenues) which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If we determine that a contract will result in a loss, we recognize the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2016, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Foreign Operations - The functional currency of our foreign subsidiaries are their respective local currencies. The assets and liabilities of our foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

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

New Accounting Standards
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning after December 15, 2017, including interim periods within the reporting period, reporting is required to be adopted prospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements, if any.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2016.
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
Changes in Internal Control Over Financial Reporting
Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION.
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2016, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
Information with respect to our executive officers is included in Part I.
ITEM 11.  EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2016, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2016, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2016, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2016, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

PHARMA-BIO SERV, INC.

Dated : January 30, 2017	By: /s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 30, 2017
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 30, 2017
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 30, 2017
Elizabeth Plaza

/s/ Kirk Michel	Director	January 30, 2017
Kirk Michel

/s/ Howard Spindel	Director	January 30, 2017
Howard Spindel

/s/ Dov Perlysky	Director	January 30, 2017
Dov Perlysky

/s/ Irving Wiesen	Director	January 30, 2017
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 30, 2017
Puerto Rico Society of Certified Public Accountants
Stamp number E245291 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2016 and 2015

	October 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$13,773,582	$14,893,387
Marketable securities	20,283	33,429
Accounts receivable	6,853,123	7,447,984
Other	981,105	891,905
Total current assets	21,628,093	23,266,705

Property and equipment	2,334,029	853,945
Other assets	35,579	18,256
Total assets	$23,997,701	$24,138,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$22,950	$22,784
Accounts payable and accrued expenses	2,090,818	2,061,889
Income taxes payable	44,770	39,177
Total current liabilities	2,158,538	2,123,850

Obligations under capital leases	29,002	51,952
Total liabilities	2,187,540	2,175,802

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,226,268 and 23,185,975 shares issued, and 23,009,316 and 23,020,451 shares outstanding at October 31, 2016 and 2015, respectively	2,323	2,319
Additional paid-in capital	1,231,439	1,142,555
Retained earnings	20,975,050	21,231,629
Accumulated other comprehensive loss	(165,915)	(226,580)
	22,042,897	22,149,923
Treasury stock, at cost; 216,952 and 165,524 common shares held at October 31, 2016 and 2015, respectively	(232,736)	(186,819)
Total stockholders' equity	21,810,161	21,963,104
Total liabilities and stockholders' equity	$23,997,701	$24,138,906

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2016 and 2015

	Years ended October 31,
	2016	2015
REVENUES	$19,536,715	$23,384,861

COST OF SERVICES	13,753,483	15,900,406

GROSS PROFIT	5,783,232	7,484,455

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	5,874,991	5,703,111

INCOME (LOSS) FROM OPERATIONS	(91,759)	1,781,344

OTHER-THAN-TEMPORARY IMPAIRMENT ON AVAILABLE-FOR-SALE SECURITIES	(55,000)	-

OTHER INCOME (EXPENSE), NET	(56,982)	11,464

INCOME (LOSS) BEFORE INCOME TAXES	(203,741)	1,792,808

INCOME TAXES	52,834	167,982

NET INCOME (LOSS)	$(256,575)	$1,624,826

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$(0.011)	$0.070

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.011)	$0.069

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,015,522	23,069,817

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,185,951	23,400,086

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2016 and 2015

	Years ended October 31,
	2016	2015

NET INCOME (LOSS)	$(256,575)	$1,624,826

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	18,811	(56,424)
Available-for-sale securities:
Net unrealized loss	(13,146)	(34,448)
Other-than-temporary impairment included in net income	55,000	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	60,665	(90,872)

COMPREHENSIVE INCOME (LOSS)	$(195,910)	$1,533,954

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2016 and 2015

	Common Stock		Preferred Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2014	23,049,462	$2,305	-	$-	$1,055,436	$19,606,817	$(135,708)	$(18,089)	$20,510,761

STOCK-BASED COMPENSATION	-	-	-	-	87,119	-	-	-	87,119

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	120,066	12	-	-	-	(12)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,447	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK (149,974 SHARES)	-	-	-	-	-	-	-	(168,730)	(168,730)

NET INCOME	-	-	-	-	-	1,624,826	-	-	1,624,826

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(90,872)	-	(90,872)

BALANCE AT OCTOBER 31, 2015	23,185,975	2,319	-	-	1,142,555	21,231,629	(226,580)	(186,819)	21,963,104

STOCK-BASED COMPENSATION	-	-	-	-	88,884	-	-	-	88,884

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	23,846	2	-	-	-	(2)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,447	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK (51,428 SHARES)	-	-	-	-	-	-	-	(45,917)	(45,917)

NET LOSS	-	-	-	-	-	(256,575)	-	-	(256,575)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	60,665	-	60,665

BALANCE AT OCTOBER 31, 2016	23,226,268	$2,323	-	$-	$1,231,439	$20,975,050	$(165,915)	$(232,736)	$21,810,161

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2016 and 2015

	Years ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(256,575)	$1,624,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	(13,635)	-
Stock-based compensation	88,884	87,119
Depreciation and amortization	312,558	357,460
Other-than-temporary impairment on available-for-sale securities	55,000	-
(Increase) decrease in accounts receivable	647,282	(1,067,445)
Increase in other assets	(107,967)	(115,861)
Decrease in liabilities	(15,894)	(513,492)
NET CASH PROVIDED BY OPERATING ACTIVITIES	709,653	372,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,808,632)	(342,364)
Proceeds from disposition of property and equipment	29,625	-
NET CASH USED IN INVESTING ACTIVITIES	(1,779,007)	(342,364)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(45,917)	(168,730)
Payments on obligations under capital lease	(22,784)	(21,994)
NET CASH USED IN FINANCING ACTIVITIES	(68,701)	(190,724)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,250	(34,202)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,119,805)	(194,683)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	14,893,387	15,088,070

CASH AND CASH EQUIVALENTS – END OF YEAR	$13,773,582	$14,893,387

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$39,075	$151,932
Interest	$3,430	$4,856

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $167,061 and $770,267 disposed during the years ended October 31, 2016 and 2015, respectively.	$183,051	$770,267
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$46,124	$35,586
Conversion of cashless exercise of options to shares of common stock	$4	$14

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2016 and 2015
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), Scienza Labs, Inc., the three of them Puerto Rico corporations, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing.
Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of October 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.
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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 86% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 13% of total revenues), which is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.
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
The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2016, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.
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
Foreign Operations
The functional currency of the Company’s foreign subsidiaries are their respective local currencies. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.
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
Subsequent Events
The Company has evaluated subsequent events to the date of the audit report. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the October 31, 2015 consolidated financial statements to conform them to the October 31, 2016 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.
Recent Accounting Pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning after December 15, 2017, including interim periods within the reporting period, reporting is required to be adopted prospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements, if any.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2016 and 2015:
Type of security as of October 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(19,717)	20,283
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(19,717)	$4,520,283

Type of security as of October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	95,000	—	(61,571)	33,429
Total interest-bearing and available-for-sale securities	$4,595,000	$—	$(61,571)	$4,533,429

At October 31, 2016 and 2015, the above marketable securities includes a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. During the fiscal year ended October 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for this bond. Accordingly, the credit loss of $55,000 was recognized on earnings.
The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2016 and 2015:
Classification in the Consolidated Balance Sheets	2016	2015
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	20,283	33,429
Total available-for-sale securities	$4,520,283	$4,533,429

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.3 million and $10.4 million as of October 31, 2016 and 2015, respectively.
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

NOTE C - PROPERTY AND EQUIPMENT
The balance of property and equipment at October 31, 2016 and 2015 consisted of the following:
		October 31,
	Useful life (years)	2016	2015
Vehicles	5	$256,677	$250,068
Leasehold improvements	5-8	674,625	647,713
Computers	3	314,380	274,063
Equipment	3-7	1,858,295	1,196,953
Furniture and fixtures	10	82,240	82,256
Projects in process	-	1,084,511	194,094
Total		4,270,728	2,645,147
Less: Accumulated depreciation and amortization		(1,936,699)	(1,791,202)
Property and equipment, net		$2,334,029	$853,945

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
For the years ended October 31, 2016 and 2015, the favorable consolidated net income aggregate dollar and weighted average earnings per share-basic effects of the Grant were approximately $344,000 and $852,000, and $0.015 and $0.037, respectively.
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
The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2016, and 2015 is as follows:
	October 31,
	2016	2015
United States federal statutory rate	35.0%	35.0%
Puerto Rico Act 73 Tax Grant effect, including net foreign earnings invested indefinitely, net	(26.6)%	(26.7)%
Other, including United States loss position for which the resulting deferred tax asset has been allowed, net	(34.3)%	1.1%
Effective tax rate	(25.9)%	9.4%

As of October 31, 2016 and 2015, the Company has not recognized deferred income taxes on $20.2 million and $19.2 million of undistributed earnings of its Puerto Rican subsidiaries, respectively, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends to the Company, the Company would be subject to Puerto Rico earnings distribution tax and United States federal income tax for the aggregate amount of approximately $4.6 million and $4.3 million at October 31, 2016 and 2015, respectively.

At October 31, 2016, Pharma-Spain, Pharma-IR, and Pharma-Bio/Pharma-US have unused operating losses of approximately $957,000, $1,077,000 and $1,126,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028, 2029, 2030 and 2031 for the aggregate amounts of $178,000, 332,000, $266,000 and $181,000, respectively for Pharma-Spain, indefinitely for Pharma-IR, and until October 31, 2035 and 2036 for the aggregate amounts of $292,000 and $834,000, respectively for Pharma-Bio/Pharma-US. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain, Pharma-IR and Pharma-Bio of approximately $191,000, $135,000 and $394,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2012 (2011 for Puerto Rico) through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is currently not subject to a federal, state, Puerto Rico or foreign income tax examination.
NOTE E – COMMITMENTS AND CONTINGENCIES
Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $118,790 for the years ended October 31, 2016 and 2015 (accumulated amortization of $73,740 and $49,982 as of October 31, 2016 and 2015, respectively). Amortization expense for vehicles under non-cancelable lease agreements amounted to $23,758 for each of the years ended October 31, 2016 and 2015.
The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2016:
Twelve months ending October 31,	Amount
2017	$24,961
2018	18,697
2019	11,232
Total future minimum lease payments	54,890
Less: Amount of imputed interest	(2,938)
Present value of future minimum lease payments	51,952
Current portion of obligation under capital leases	(22,950)
Long-term portion	$29,002

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under five different rental agreements.
In July 2016, with effective date January 1st, 2016, the Company renegotiated a lease agreement with an affiliate of our Chairman of the Board, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.
In December 2013, the Company entered into a lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania. The lease was for a term of seven years, with monthly rental payments of $6,282 for the first three years, and $6,596, $6,794, $6,998, and $7,208, respectively, thereafter. In December 2016, after our year ended October 31, 2016, the Company renegotiated and cancelled the remaining forty-seven months left of this lease agreement by paying a cancellation fee of approximately $80,000. The cancellation fee was accrued and recorded as a component of non-operating expenses in other expenses for the year ended October 31, 2016. The cancelled minimum lease payments for this lease agreement amounted to approximately $325,000.
The Company maintains office facilities in Los Angeles, California, Madrid, Spain, and Sao Paulo, Brazil. These facilities are under month-to-month leases with monthly payments of approximately $2,700, $2,500, and $1,500 respectively.
The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2016 are as follows:

Amount
2017	$376,678
2018	363,800
2019	363,800
2020	363,800
2021	60,633
Total minimum lease payments	$1,528,711

Rent expense for the years ended October 31, 2016 and 2015 was approximately $483,000 and $687,000 respectively.
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

NOTE G – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of October 31, 2016 and 2015, pursuant to the program a total of 216,952 and 165,524 shares of the Company’s common stock were purchased for an aggregate amount of $232,736 and $186,819, respectively.

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
	Years ended October 31,
	2016	2015
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share	$(256,575)	$1,624,826

Weighted average number of common shares - used to compute basic earnings (losses) per share	23,015,522	23,069,817
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to issue common stock	19,224	35,878
Effect of options to purchase common stock	151,205	294,391
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,185,951	23,400,086

For the year ended October 31, 2016, warrants and options for the purchase of 1,000,000 and 240,000 shares of common stock, respectively, were not included in computing earnings (losses) per share because their effect were antidilutive. Also, for the year ended on October 31, 2015, warrants and options for the purchase of 1,000,000 and 160,000 shares of common stock, respectively, were not included in computing diluted earnings (losses) per share because their effect were also antidilutive.

NOTE I - STOCK OPTIONS, RESTRICTED STOCK UNITS AND STOCK BASED COMPENSATION
The Company has two incentive plans, the 2005 Long-Term Incentive Plan (the “2005 Plan”) and the 2014 Long-Term Incentive Plan (the “2014 Plan”), together the “Plans”. The 2005 Plan and the 2014 Plan cover 2,500,000 and 2,300,000 shares of the Company’s common stock, respectively. Both Plans provide for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors for a period of ten years. The 2005 Plan expired in October 2015, accordingly no further grants have been issued under this plan. The Plans are to be administered by a committee of independent directors. In the absence of a committee, the plans are administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, for plans with insufficient exercise experience. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.
The 2005 Plan stock options activity and status for the years ended October 31, 2016 and 2015 was as follows:
	Year ended October 31,
	2016		2015
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	900,000	$0.8779	1,100,000	$0.7985
Granted	-	$0.0000	80,000	$1.2800
Exercised	(45,000)	$0.4167	(255,000)	0.6763
Expired and/or forfeited	(40,000)	$0.7300	(25,000)	$0.7300
Total outstanding at end of year	815,000	$0.9106	900,000	$0.8779

Outstanding exercisable stock options at end of year	815,000	$0.9106	860,000	$0.8592

	October 31, 2016	October 31, 2015
Weighted average remaining years in contractual life for:
Total outstanding options	0.8 years	1.7 years
Outstanding exercisable options	0.8 years	1.6 years
Shares of common stock available for issuance pursuant to future stock option grants	-	-

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2005 Plan for the year ended October 31, 2015:
Year ended October 31, 2015
Expected dividend yield	0.0%
Expected stock price volatility	61.8%
Risk free interest rate	1.0%
Expected life of options	3.2 years
Weighted average fair value of options granted	$0.5465

The 2014 Plan stock options activity and status for the years ended October 31, 2016 and 2015 was as follows:
	Year ended October 31,
	2016		2015
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	-	$-	-	$-
Granted	430,000	$0.8860	-	$-
Exercised	-	$-	-	$-
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	430,000	$0.8860	-	$-

Outstanding exercisable stock options at end of year	40,000	$0.9500	-	$-

	October 31, 2016	October 31, 2015
Weighted average remaining years in contractual life for:
Total outstanding options	4.1 years	0.0 years
Outstanding exercisable options	4.2 years	0.0 years
Shares of common stock available for issuance pursuant to future stock option grants	1,870,000	2,300,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the year ended October 31, 2016:
Year ended October 31, 2016
Expected dividend yield	0.0%
Expected stock price volatility	68.6%
Risk free interest rate	1.3%
Expected life of options	3.4 years
Weighted average fair value of options granted	$0.4307

As of October 31, 2016, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $87,900 will be recognized in a weighted average period of approximately 1.1 years.
As of October 31, 2016, the aggregate intrinsic value of options outstanding under the 2014 Plan was approximately $27,500. The aggregate intrinsic value of options outstanding under the 2005 Plan at October 31, 2016 and 2015 was approximately $147,000 and $165,000, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

During the years ended October 31, 2016 and 2015, 45,000 and 255,000 stock options issued under the 2005 Plan were exercised on a cashless basis, resulting on the net issuance of 23,846 and 120,066 common shares, respectively. No stock options granted under the 2014 Plan have been exercised.

During the year ended October 31, 2014, some employees were awarded 49,391 restricted stock units for the aggregate amount at grant date of $100,000. The restricted stock units are subject to future service and vest approximately one third per year. The average grant date fair values of these restricted stock units was $2.02 per share unit. Stock based compensation expense related to these restricted stock units was approximately $33,300 for each of the years ended October 31, 2016 and 2015. During the years ended October 31, 2016 and 2015, pursuant to the restricted units agreements, common shares were issued for an aggregate amount of 16,447 shares for each year. As of October 31, 2016, there were approximately $5,600 of unrecognized compensation costs related to nonvested restricted stock units, which are expected to be recognized over a weighted average period of 0.2 years.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2016	2015
Stock-based compensation expense:
Cost of services	$-	$2,482
Selling, general and administrative	88,884	84,637
Stock-based compensation before tax	88,884	87,119
Income tax benefit	-	-
Net stock-based compensation expense	$88,884	$87,119
Effect on earnings per share:
Basic earnings per share	$(0.004)	$(0.004)
Diluted earnings per share	$(0.004)	$(0.004)

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
The Company provided a substantial portion of its services to four customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2016 or 2015. During the year ended October 31, 2016, revenues from these customers were 10.5%, 10.0%, 7.1% and 6.0%, or a total of 33.6%, as compared to the same period last year for 10.1%, 4.7%, 10.0% and 12.8%, or a total of 37.6%, respectively. At October 31, 2016 and 2015, amounts due from these customers represented 57.1% and 35.4% of total accounts receivable balance, respectively.
The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to four global groups of affiliated companies. During the year ended October 31, 2016, aggregate revenues from these global groups of affiliated companies were 10.5%, 10.3%, 10.0% and 6.0%, or a total of 36.8%, as compared to the same period last year for 10.1%, 17.4%, 4.7%, and 12.8%, or a total of 45.0%, respectively. At October 31, 2016 and 2015, amounts due from these global groups of affiliated companies represented 58.7% and 40.6% of total accounts receivable balance, respectively.

As of October 31, 2016, one of the Company’s customers owes the Company approximately $2.8 million, which represents approximately 42.5% of the Company’s total accounts receivable trade balances. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. As of the issuance date of this report the customer has paid $500,000 of this balance and recurrent services are provided. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.
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
The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2016 and 2015. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.
	Year ended October 31,
	2016	2015
REVENUES:
Puerto Rico consulting	$14,579,015	$17,469,716
United States consulting	1,448,579	2,685,242
Europe consulting	815,931	1,082,617
Lab (microbiological and chemical testing)	2,446,594	2,005,578
Other segments¹	246,596	141,708
Total consolidated revenues	$19,536,715	$23,384,861

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$623,175	$2,208,330
United States consulting	(858,481)	(320,897)
Europe consulting	(242,566)	(370,995)
Lab (microbiological and chemical testing)	(45,888)	(41,910)
Other segments¹	320,019	318,280
Total consolidated income before taxes	$(203,741)	$1,792,808

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, an information technology services and consulting division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2016 and 2015, were concentrated in Puerto Rico. The aggregate amount of long lived assets for other operations is considered insignificant.

NOTE L - RETIREMENT PLAN
Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to this plans as required by the provisions of the plan document. Contributions for the years ended October 31, 2016 and 2015 were $82,700 and $80,800, respectively.

NOTE M – RELATED PARTY TRANSACTIONS
On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  Pursuant to the Consulting Agreement, the Consultant received a monthly fee of $42,000 during the term of the Consulting Agreement.  Additionally, our Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 31, 2015, the Consulting Agreement was renewed for an additional term of one year and the monthly fee for the services was changed to $31,500. Effective January 1, 2017, the Consulting Agreement was renewed for an additional one year term and the monthly fee for services was changed to $42,000.

As more fully disclosed in Note E to the consolidated financial statements, the Company leases its headquarters and laboratory testing facilities in Dorado, Puerto Rico, from an affiliate of our Chairman of the Board.

NOTE N – SUBSEQUENT EVENT

As more fully disclosed in Note E, on December 2016, the Company renegotiated and cancelled the remaining forty-seven months left of the lease agreement for the U.S. office facilities located in Plymouth, Pennsylvania.

On January 2017, the Company renewed the Consulting Agreement with a company affiliated to our Chairman and our Chairman, as more fully disclosed in Note M.