Form 10-K/A
period 2016-10-31
Pharma-Bio Serv, Inc.
filed 2017-02-28
CIK 1304161

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

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2016 filed by the Registrant with the Securities and Exchange Commission (the "SEC") on January 31, 2017 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2016
TABLE OF CONTENTS
PART III

i

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)
Identification of Directors
Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	53	Chairman of the Board	2006
Kirk Michel(1),(2)	61	Director	2006
Dov Perlysky(2),(3)	54	Director	2004
Howard Spindel(1)	71	Director	2006
Irving Wiesen(1),(2),(3)	62	Director	2006
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
Ms. Plaza is a member of numerous professional organizations.  She is a member of the US Department of Commerce, MBDA, and Washington DC National Advisory Council on Minority Business Enterprise since 2010; Active Board of Directors Member of the Puerto Rico Manufacturers Association, leading the Industrial Promotions Committee; served on the Export Commerce Advisory Council for Puerto Rico Government from 2009-2012.  She is also a QA Committee Member of the Pharmaceutical Industrial Association (PIA) as well as the Global Competitiveness Committee of PIA.  She also serves other Board of Directors, including the Labor Development Local Board for Manatí-Dorado.  In addition, she is an active member of professional organizations including the Parenteral Drug Association (PDA), where she was one of the authors of the Technical Report on the new FDA Process Validation Guidance.  She is a member of the Delaware Valley International Society of Pharmaceutical Engineers (ISPE), the American Society for Quality Control (ASQC) and the American Association of Pharmaceutical Scientists (AAPS).
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
(f)
Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2016 ("Fiscal 2016") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
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
(j)
Procedures for Stockholder Nominations to the Board of Directors
No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2016.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2016, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with, except Mr. Sanchez untimely filed a Form 4 to report two transactions.
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
ITEM 11.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2016 and 2015 (the "Named Executive Officers").
Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards ($)(2)	All Other Compensation		Total
Victor Sanchez	2016	$220,600	$-		$18,012	$11,917	(4)	$250,529
President and Chief Executive Officer(1)	2015	194,256	50,000	(3)	28,173	11,917	(4)	274,185

Pedro Lasanta,	2016	$160,600	$-		$11,506	-		$172,106
Chief Financial Officer, Vice President -Finance and Administration and Secretary	2015	160,600	40,000	(3)	2,689	-		203,289

(1)
Victor Sanchez was appointed President and Chief Executive Officer on January 1, 2015, and continued to serve as President of European Operations, a position he has held since January 2011.
(2)
Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2016 and 2015 for option grants and restricted units awards, as applicable, that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option and restricted units awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
(3)
Represents bonus for services in fiscal 2015, which were paid in December 2015.
(4)
Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table
The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2016.
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	100,000(1)		$0.72	Jan. 30, 2017	8,350(2)	$7,933(3)
		125,000(1)	0.86	Dec. 16, 2020
Pedro Lasanta	200,000(4)		$0.72	Jan. 30, 2017
		125,000(4)	$0.86	Dec. 16, 2020	-	-	-	-
_________________
(1)
Represents options to purchase 100,000 and 125,000 shares of common stock which were granted on January 30, 2012 and December 17, 2015, respectively.  These options vest in three annual installments beginning on January 30, 2013 and December 17, 2016, respectively.
(2)
Represents restricted stock units that vest on January 15, 2017.
(3)
The market value was determined using the $0.95 closing price on October 31, 2016, the last trading day of the year ended October 31, 2016.
(4)
Represents options to purchase 200,000 and 125,000 shares of common stock which were granted on January 30, 2012 and December 17, 2015, respectively. These options vest in three annual installments beginning on January 30, 2013 and December 17, 2016, respectively.
Employment Agreements and Consulting Agreement
Victor Sanchez – Employment Agreement
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

Pedro Lasanta – Employment Agreement
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

Elizabeth Plaza - Consulting Agreement
On December 31, 2013, the Company entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”) and Ms. Plaza, effective as of January 1, 2014. On January 1, 2015, the consulting agreement was amended to extend the term of the Consulting Agreement for an additional year to December 31, 2015. On December 30, 2015, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2016 and to amend the monthly retainer to $31,500 effective January 1, 2016. On January 17, 2017, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2017 and to amend the monthly retainer to $42,000 effective January 1, 2017. Pursuant to the consulting agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board. In addition to the monthly fee, Ms. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company. The consulting agreement also included standard provisions relating to non-competition, confidentiality, and nondisparagement.
Director Compensation
Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to our non-employee directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each non-employee director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election. Ms. Plaza received consulting fees during the year ended October 31, 2016 as set forth below. Ms. Plaza did not receive compensation as a director for the year ended October 31, 2016.
The following table summarizes the compensation paid to our directors for the year ended October 31, 2016.
Name	Fees Earned or Paid in Cash(1)	Option Awards (2)(3)	All Other Compensation	Total
Elizabeth Plaza	$-	-	417,936(4)	$417,936(4)
Kirk Michel	$40,000	$8,134	-	$48,134
Dov Perlysky	$40,000	$8,134	-	$48,134
Howard Spindel	$40,000	$8,134	-	$48,134
Irving Wiesen	$40,000	$8,134	-	$48,134

(1)
All amounts were earned and paid during fiscal 2016.

(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2016 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

(4)
Represents consulting fees and company lease payments for the vehicle under Elizabeth Plaza’s use for the year ended October 31, 2016 in the amount of $399,000 and $18,936, respectively. For additional information regarding these consulting fees, see Employment Agreements and Consulting Agreement- Elizabeth Plaza - Consulting Agreement above.

As of October 31, 2016, our directors held the following number of options to purchase shares of common stock:
Messrs. Perlysky, Spindel, Michel, and Wiesen
Grant Date	Options	Exercise Price
1/03/2012	10,000	$0.70
1/02/2013	10,000	$0.75
1/10/2014	20,000	$2.05
1/10/2015	20,000	$1.28
1/10/2016	20,000	$0.95

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
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information as to shares of common stock beneficially owned as of February 22, 2017 by:
●
each director;
●
each officer named in the summary compensation table (“Named Executive Officers”);
●
each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●
all directors and executive officers as a group.
As of February 22, 2017, the Company had 23,113,531 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.
Name	Shares of Common Stock Beneficially Owned at February 22, 2017	Percentage
Directors and Executive Officers
Elizabeth Plaza(1)	9,169,518	39.7%
Dov Perlysky(2)	2,022,655	8.7%
Kirk Michel(3)	418,469	1.8%
Howard Spindel(4)	85,310	*
Irving Wiesen(5)	85,205	*
Victor Sanchez(6)	90,877	*
Pedro Lasanta(7)	112,233	*
All Directors and Executive Officers as a group
(seven persons)(8)	11,984,267	51.1%
5% or Greater Stockholders
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9%

________________
* Less than 1%.
(1)
Includes 4,099,241 shares owned by Ms. Plaza directly and 5,070,277 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,277 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until September 26, 2017, unless the business certification expires sooner.
(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 25,310 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) options issued to Mr. Perlysky to purchase 60,000 shares of common stock, which are vested as of February 22, 2017. Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.
(3)
The shares of common stock beneficially owned by Mr. Michel consist of (i) 17,763 shares directly owned, (ii) 60,000 shares of common stock issuable upon exercise of options, which are vested as of February 22, 2017, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.
(4)
The shares of common stock owned by Mr. Spindel represent 25,310 shares owned by his spouse, and 60,000 shares issuable upon exercise of options, which are vested as of February 22, 2017. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.
(5)
The shares of common stock owned by Mr. Wiesen, represent 25,205 shares directly owned, and 60,000 shares issuable upon exercise of options, which are vested as of February 22, 2017.
(6)
The shares of common stock owned by Mr. Sanchez represent 49,211 shares directly owned, and 41,666 shares issuable upon exercise of options, which are vested as of February 22, 2017.
(7)
The shares of common stock owned by Mr. Lasanta, represent 70,567 shares directly owned, and 41,666 shares issuable upon exercise of options, which are vested as of February 22, 2017.
(8)
Includes 323,332 shares issuable upon the exercise of options, which are vested as of February 22, 2017.
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

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2016.
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan (1)	430,000	$0.8860	1,870,000
2005 Long-Term Incentive Plan (2)	815,000	$0.9106	-
Total	1,245,000	$0.8779	1,870,000

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
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. In July 2016, with effective date January 1, 2016, the Company renegotiated the lease agreement. It incorporates additional space for a laboratory testing facility expansion, is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.
During the years ended October 31, 2016 and October 31, 2015, we paid approximately $359,000 and $328,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.
Also, see Employment Agreements and Consulting Agreement - Elizabeth Plaza - Consulting Agreement above for a description of the Consulting Agreement. During the years ended October 31, 2016 and October 31, 2015, we paid consulting fees and company lease payments in the amount of $399,000 and $18,936 and $504,000 and $18,936, respectively under the Consulting Agreement.
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

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Ms. N. Plaza pursuant to which Ms. N. Plaza provides independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour.  During the years ended October 31, 2016 and 2015, Ms. Plaza was compensated $242,193 and $203,355, respectively, pursuant to the Independent Contractor Agreement.
Director Independence
The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
We were billed by Horwath Velez & Co. PSC ("Horwath") in 2016 and 2015 as follows:
Description of services:	Fiscal 2016	Fiscal 2015
Audit	$50,500	$52,250
Audit-Related	28,275	27,825
Tax and other services	12,399	20,415
Total Fees	$91,174	$100,490

Audit fees above are professional services associated with the integrated audit of our consolidated financial statements. Audit-Related fees are primarily attributable to services rendered in connection to reviews of our quarterly condensed financial statements. Tax and other services are mainly attributable to retirement plan compliance audit and international tax compliance services.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during fiscal 2016 and 2015.
The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence

PART IV
ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K/A:
1.
All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on January 31, 2017 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on January 31, 2017.
2.
Financial Statement Schedules: None.
3.
Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.
		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, dated January 7, 2013, by and between Pharma-Bio Serv, Inc. and Elizabeth Plaza.	8-K	000-50956	10.1	1/11/2013
10.2	Approval of Compensation Committee, dated July 17, 2013, to increase the hours of service pursuant to the Consulting Agreement between the Company and Elizabeth Plaza (a description of such approval was included in the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2013, and incorporated herein by reference).	8-K	000-50956	-	7/23/13
10.3	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.4	Consulting Agreement, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.5	Consulting Agreement, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.6	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.7	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.8	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.9	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.10	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.11	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.12	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

{40955304;2}

10.13	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.14	Employment Agreement, dated as of December 31, 2009, by and between Pharma-Bio Serv PR, Inc. and Nélida Plaza.	8-K	000-50956	10.3	1/07/2010
10.15	Employment Agreement Amendment, dated January 7, 2013, by and among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza	8-K	000-50956	10.2	1/11/2013
10.16	Employment Agreement Amendment, dated January 7, 2013, by and among the Company, Pharma-Bio Serv PR, Inc. and Nelida Plaza	8-K	000-50956	10.2	1/11/13
10.17	Employment Agreement Amendment among Pharma-Bio Serv, Inc., Pharma-Bio Serv PR, Inc. and Nélida Plaza, effective January 1, 2014.	8-K	000-50956	10.1	2/21/2014
10.18	2005 Long-term incentive plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.19	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.20	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/31/2017
23.1	Consent of Horwath Vélez & Co, PSC	10-K	000-50956	23.1	1/31/2017
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/31/2017
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/31/2017
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/31/2017
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/31/2017
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/31/2017
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/31/2017
-------
* Filed herewith
** Furnished herewith
Exhibits 10.1 through 10.20 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PHARMA-BIO SERV, INC.

Date: February 28, 2017	By:	/s/ Pedro J. Lasanta
	Name:	Pedro J. Lasanta
	Title:	Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).