Form 10-Q
period 2017-01-31
Pharma-Bio Serv, Inc.
filed 2017-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of March 13, 2017 was 23,113,331.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2017*	October 31, 2016**
ASSETS:
Current assets
Cash and cash equivalents	$13,670,616	$13,773,582
Marketable securities	21,969	20,283
Accounts receivable	6,015,011	6,853,123
Other	807,783	981,105
Total current assets	20,515,379	21,628,093

Property and equipment	2,505,291	2,334,029
Other assets	35,563	35,579
Total assets	$23,056,233	$23,997,701

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$21,399	$22,950
Accounts payable and accrued expenses	1,510,534	2,090,818
Income taxes payable	46,084	44,770
Total current liabilities	1,578,017	2,158,538

Obligations under capital leases	24,635	29,002
Total liabilities	1,602,652	2,187,540

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,226,268 shares issued, and 23,113,531 and 23,009,316 shares outstanding at January 31, 2017 and October 31, 2016, respectively	2,333	2,323
Additional paid-in capital	1,253,489	1,231,439
Retained earnings	20,592,905	20,975,050
Accumulated other comprehensive loss	(160,528)	(165,915)
	21,688,199	22,042,897
Treasury stock, at cost; 219,552 and 216,952 common shares held at January 31, 2017 and October 31, 2016, respectively	(234,618)	(232,736)
Total stockholders' equity	21,453,581	21,810,161
Total liabilities and stockholders' equity	$23,056,233	$23,997,701

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2017	2016
REVENUES	$4,046,291	$4,900,455

COST OF SERVICES	3,013,946	3,142,064

GROSS PROFIT	1,032,345	1,758,391

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,416,342	1,374,243

INCOME (LOSS) FROM OPERATIONS	(383,997)	384,148

OTHER INCOME (EXPENSE), NET	3,612	(2,705)

INCOME (LOSS) BEFORE INCOME TAXES	(380,385)	381,443

INCOME TAX EXPENSE	1,750	31,432

NET INCOME (LOSS)	$(382,135)	$350,011

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$(0.017)	$0.015

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.017)	$0.015

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,051,349	23,019,517

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,088,560	23,258,323

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended January 31,
	2017	2016
NET INCOME (LOSS)	$(382,135)	$350,011

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain (loss)	3,701	(4,103)
Net unrealized gain (loss) on available-for-sale securities	1,686	(6,849)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5,387	(10,952)

COMPREHENSIVE INCOME (LOSS)	$(376,748)	$339,059

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(382,135)	$350,011
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,050	22,050
Depreciation and amortization	109,460	74,148
Decrease in accounts receivable	849,170	81,508
Decrease in other assets	178,378	171,490
Decrease in liabilities	(591,532)	(626,885)
NET CASH PROVIDED BY OPERATING ACTIVITIES	185,391	72,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(280,722)	(414,364)
NET CASH USED IN INVESTING ACTIVITIES	(280,722)	(414,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,882)	(28,985)
Payments on obligations under capital lease	(5,918)	(5,562)
NET CASH USED IN FINANCING ACTIVITIES	(7,800)	(34,547)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	165	(1,178)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,966)	(377,767)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,773,582	14,893,387

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,670,616	$14,515,620

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$40	$3,775
Interest	$635	$1,111

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$14,230	$2,003
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$10	$3
Disposed property and equipment with accumulated depreciation of $30,034 and $110,743 for the three months ended January 31, 2017 and 2016, respectively	$30,034	$110,743

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2017
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”) and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing.

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of October 31, 2016, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2016 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2017 are not necessarily indicative of expected results for the full 2017 fiscal year.

The accompanying financial data as of January 31, 2017, and for the three-month period ended January 31, 2017 and 2016 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2016.

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

Level1:
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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2017, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2017 and October 31, 2016, the accumulated depreciation and amortization amounted to $2,016,125 and $1,936,699, respectively.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2016 condensed consolidated financial statements to conform them to the January 31, 2017 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent accounting pronouncements

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning after December 15, 2017, including interim periods within the reporting period, reporting is required to be adopted prospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements, if any. Other recently issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of January 31, 2017 and October 31, 2016:

Type of security as of January 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(18,031)	21,969
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(18,031)	$4,521,969

Type of security as of October 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(19,717)	20,283
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(19,717)	$4,520,283

At January 31, 2017 and October 31, 2016, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of January 31, 2017 and October 31, 2016:

Classification in the Consolidated Balance Sheets	January 31, 2017	October 31, 2016
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	21,969	20,283
Total available-for-sale securities	$4,521,969	$4,520,283

Cash and cash equivalents in the table above exclude cash in banks of approximately $9.0 million and $9.3 million as of January 31, 2017 and October 31, 2016, respectively.

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

The Company has not recognized deferred income taxes on undistributed earnings of its Puerto Rican subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed in the form of dividends, the Company would be subject to Puerto Rico earnings distribution tax (to the extent not covered by the Grant), and United States federal income tax, as applicable.

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

NOTE D – WARRANTS

On December 2014, the Company entered into an agreement with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. Pursuant to the agreement terms, the Company issued warrants for the purchase of 1,000,000 common shares at an exercise price of $1.80 per share. The underlying common shares of the warrants are fully vested and expire on December 1, 2019.

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of January 31, 2017 and October 31, 2016, pursuant to the program, a total of 219,552 and 216,952 shares of the Company’s common stock were purchased for an aggregate amount of $234,618 and $232,736, respectively.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended January 31,
	2017	2016
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(382,135)	$350,011
Weighted average number of common shares - used to compute basic earnings (losses) per share	23,051,349	23,019,517
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to common stock	11,224	27,345
Effect of options to purchase common stock	25,987	211,461
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,088,560	23,258,323

Warrants for the purchase of 1,000,000 shares of common stock for the three-month periods ended in January 31, 2017 and 2016 were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 570,000 and 160,000 shares of common stock for the three-month periods ended in January 31, 2017 and 2016, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be not significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2017 and 2016. During the three months ended January 31, 2017, revenues from these customers were 13.8%, 3.9% and 4.6%, or a total of 22.3%, as compared to the percentages for the same period last year of 13.3%, 12.6% and 16.2%, or a total of 42.1%, respectively. At January 31, 2017, amounts due from these customers represented 10.2% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. These revenues pertain to three global groups of affiliated companies. During the three months ended January 31, 2017, aggregate revenues from these global groups of affiliated companies were 13.8%, 10.8% and 4.6%, or a total of 29.2%, as compared to the same period last year for 13.3%, 18.4% and 16.2%, or a total of 47.9%, respectively. At January 31, 2017 amounts due from these global groups of affiliated companies represented 14.1% of total accounts receivable balance.

As of January 31, 2017, one of the Company’s customers owes the Company approximately $2.6 million, which represents approximately 50.3% of the Company’s total accounts receivable trade balances. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended in January 31, 2017 and 2016. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2017	2016
REVENUES:
Puerto Rico consulting	$2,790,020	$3,539,659
United States consulting	347,200	345,815
Europe consulting	182,424	202,188
Lab (microbiological and chemical testing)	641,893	783,931
Other segments¹	84,754	28,862
Total consolidated revenues	$4,046,291	$4,900,455

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$(150,840)	$251,645
United States consulting	(238,643)	(167,458)
Europe consulting	(26,750)	(68,353)
Lab (microbiological and chemical testing)	(87,617)	229,346
Other segments¹	123,465	136,263
Total consolidated income before taxes	$(380,385)	$381,443

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2017 and October 31, 2016, and related depreciation and amortization expense for the three months ended January 31, 2017 and 2016, were concentrated in Puerto Rico. The aggregate amount of long lived assets for other operations is considered insignificant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2016. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, which started providing consulting services to this market since last year.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2017 and 2016, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2017		2016
Puerto Rico	$3,515	86.8%	$4,336	88.5%
United States	347	8.6%	346	7.1%
Europe	182	4.5%	202	4.1%
Other	2	0.1%	16	0.3%
	$4,046	100%	$4,900	100%

For the three-month period ended January 31, 2017, revenues for the Company were $4.0 million, a decrease of $0.9 million when compared to the same period last year. The revenue decrease is mainly attributable to a decline in projects in the Puerto Rico consulting market and Puerto Rico Lab operation of $0.9 and $0.1 million, respectively, partially offset by a gain in the Calibrations operation of approximately $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. When compared to the same period last year, the Company’s gross margin decreased by 10.4 percentage points, 5.9 and 4.5 percentages points attributable to the Lab and consulting services, respectively. Additional recurring costs associated with the Lab expansion have not been absorbed by the Lab attained testing volume. The consulting margin has been affected mostly by a longer holiday season shutdown of various Puerto Rico customer plants, and less favorable project margins when compared to the same period last year. The Company continued its investments on new business development positions during the three months ended January 31, 2017 for an aggregate amount of $117,000, these expenses were partially offset by savings on other operational support expenses in the aggregate amount of $75,000. These factors resulted in our three months ended January 31, 2017 net loss being approximately $0.4 million, a decrease in earnings of $0.7 million, when compared to the same period last year. (See “Results of Operations” below.)

We have refocused our strategy on how to serve the US market by closing our Plymouth Meeting, PA and Los Angeles, CA leased offices effective December 31, 2016 and February 28, 2017, respectively. Business development efforts will continue in those areas. During the second quarter of the current fiscal year we will start experiencing savings related to the closing of both offices.

The Puerto Rico government financial crisis, the impact on the industry, if any, of the possible cancellation of the U.S. health care reform (Patient Protection and Affordable Care Act), and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that might adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2017 and 2016, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2017		2016
Revenues$	4,046	100.0%	$4,900	100.0%
Cost of services	3,014	74.5%	3,142	64.1%
Gross profit	1,032	25.5%	1,758	35.9%
Selling, general and administrative costs	1,416	35.0%	1,374	28.1%
Other income (expense), net	4	0.1%	(3)	-0.1%
Income (loss) before income taxes	(380)	-9.4%	381	7.7%
Income tax expense	2	0.0%	31	0.6%
Net income (loss)	(382)	-9.4%	350	7.1%

Revenues. For the three months ended January 31, 2017, revenues for the Company were $4.0 million, a decrease of $0.9 million when compared to the same period last year. The revenue decrease is mainly attributable to a decline in projects in the Puerto Rico consulting market and Puerto Rico Lab operation of $0.9 and $0.1 million, respectively, partially offset by a gain in the Calibrations operation of approximately $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2017 decreased 10.4 percentage points when compared to the same period last year.

The decrease in gross margin is mainly attributable to the decrease of 5.9 percentage points in the Lab gross margin, while consulting services accounted for 4.5 percentage points of the remaining decline. Lab testing volume has not increased to absorb the recent incurred costs associated with the Lab expansion (e.g. depreciation on new equipment, new improvements amortization, additional leased space, payroll, etc.). The consulting margin has been affected mostly by various Puerto Rico customers’ facilities longer temporary shut downs during holiday season, and less favorable project margins when compared to last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2017 were approximately $1,416,000, a net increase of $42,000 when compared to the same period last year. The increase is attributable to $117,000 incurred for business development positions, partially offset by savings on operational support expenses in the aggregate amount of $75,000.

Income Taxes Expense. No significant income tax expense for the three months ended January 31, 2017 has been provided due to the various segments and/or divisions net loss position.

Net Income (Loss). For the three months ended January 31, 2017, we incurred a net loss of approximately $0.4 million, a decrease in earnings of $0.7 million when compared to the same period last year. The variance is mainly attributable to the decline in revenue, and continued investment on business development, partially offset by savings in other operational support expenses.

For the three months ended January 31, 2017, loss per common share for both basic and diluted was $0.017, a common share basic and diluted decrease for each one of $0.032 when compared to last year. The variance is mainly attributable to the decrease in net earnings when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2017, the Company had approximately $19 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the three-month period ended January 31, 2017, the Company repurchased 2,600 shares of its common stock.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses (as described above on “Results of Operations”).  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2017.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2017 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which could have a significant effect on our condensed consolidated financial statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2016 through November 30, 2016	2,100	$0.69	2,100	1,780,948
December 1, 2016 through December 31, 2016	500	$0.87	500	1,780,448
January 1, 2017 through January 31, 2017	-	$-	-	1,780,448
Total	2,600	$0.72	2,600

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

ITEM 6.  EXHIBITS

(a)
Exhibits:

Exhibit No.	Description

10.1
Consulting Agreement Amendment, dated January 17, 2017, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference).+

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

Dated: March 17, 2017