Form 10-Q
period 2017-04-30
Pharma-Bio Serv, Inc.
filed 2017-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 9, 2017 was 23,101,931.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2017*	October 31, 2016**
ASSETS
Current assets:
Cash and cash equivalents	$12,705,090	$13,773,582
Marketable securities	20,306	20,283
Accounts receivable	6,611,800	6,853,123
Other	747,939	981,105
Total current assets	20,085,135	21,628,093

Property and equipment	2,448,015	2,334,029
Other assets	30,060	35,579
Total assets	$22,563,210	$23,997,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$21,833	$22,950
Accounts payable and accrued expenses	1,376,618	2,090,818
Income taxes payable	732	44,770
Total current liabilities	1,399,183	2,158,538

Obligations under capital leases	20,206	29,002
Total liabilities	1,419,389	2,187,540

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,226,268 shares issued, and 23,101,931 and 23,009,316 shares outstanding, at April 30, 2017 and October 31, 2016, respectively	2,333	2,323
Additional paid-in capital	1,275,539	1,231,439
Retained earnings	20,270,142	20,975,050
Accumulated other comprehensive loss	(161,535)	(165,915)
	21,386,479	22,042,897
Treasury stock, at cost; 231,152 and 216,952 common shares held at April 30, 2017 and October 31, 2016, respectively	(242,658)	(232,736)
Total stockholders' equity	21,143,821	21,810,161
Total liabilities and stockholders' equity	$22,563,210	$23,997,701

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
REVENUES	$3,921,167	$5,129,803	$7,967,458	$10,030,258

COST OF SERVICES	2,879,977	3,605,646	5,893,923	6,747,710

GROSS PROFIT	1,041,190	1,524,157	2,073,535	3,282,548

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,365,758	1,429,520	2,782,100	2,803,763

INCOME (LOSS) FROM OPERATIONS	(324,568)	94,637	(708,565)	478,785

OTHER-THAN-TEMPORARY IMPAIRMENT ON AVAILABLE-FOR-SALE SECURITIES	-	(55,000)	-	(55,000)

OTHER INCOME, NET	1,911	5,130	5,523	2,425

INCOME (LOSS) BEFORE TAX	(322,657)	44,767	(703,042)	426,210

INCOME TAX EXPENSE	106	7,565	1,856	38,997

NET INCOME (LOSS)	$(322,763)	$37,202	$(704,898)	$387,213

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$(0.014)	$0.002	$(0.031)	$0.017

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.014)	$0.002	$(0.031)	$0.017

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,110,541	23,018,606	23,078,658	23,019,067

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,110,541	23,244,478	23,084,634	23,219,588

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(322,763)	$37,202	$(704,898)	$387,213

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain	656	23,750	4,357	19,647
Available-for-sale securities:
Net unrealized gain (loss)	(1,663)	(4,255)	23	(11,104)
Other-than-temporary impairment included in net income	-	55,000	-	55,000

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,007)	74,495	4,380	63,543

COMPREHENSIVE INCOME (LOSS)	$(323,770)	$111,697	$(700,518)	$450,756

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(322,763)	$37,202	$(704,898)	$387,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	22,050	22,050	44,100	44,100
Depreciation and amortization	100,646	79,231	210,106	153,379
Other-than-temporary impairment on available-for-sale securities	-	55,000	-	55,000
(Increase) decrease in accounts receivable	(588,464)	(332,908)	260,706	(251,400)
Decrease in other assets	65,295	16,750	243,673	188,240
Increase (decrease) in liabilities	(185,991)	252,646	(777,523)	(374,239)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(909,227)	129,971	(723,836)	202,293

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(43,370)	(207,458)	(324,092)	(621,822)
NET CASH USED IN INVESTING ACTIVITIES	(43,370)	(207,458)	(324,092)	(621,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(8,040)	(8,274)	(9,922)	(37,259)
Payments on obligations under capital lease	(3,995)	(5,652)	(9,913)	(11,214)
NET CASH USED IN FINANCING ACTIVITIES	(12,035)	(13,926)	(19,835)	(48,473)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(894)	3,540	(729)	2,362
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(965,526)	(87,873)	(1,068,492)	(465,640)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,670,616	14,515,620	13,773,582	14,893,387

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,705,090	$14,427,747	$12,705,090	$14,427,747

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$25	$26,475	$65	$30,250
Interest	$2,559	$901	$3,194	$2,012

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$6,371	$32,363	$20,601	$34,366
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$10	$3
Disposed property and equipment with accumulated depreciation of $30,034 and $110,743 for the six months ended April 30, 2017 and 2016, respectively	$-	$-	$30,034	$110,743

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2017
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

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of April 30, 2017, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2016 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2017 are not necessarily indicative of expected results for the full 2017 fiscal year.

The accompanying financial data as of April 30, 2017, and for the three-month and six-month periods ended April 30, 2017 and 2016 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2016.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 84% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 15% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be materially recoverable. This evaluation is based on several factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated payment term. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific account is determined to be uncollectible. The effect of using this method approximates that of the allowance method.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2017, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2017 and October 31, 2016, the accumulated depreciation and amortization amounted to $2,116,771 and $1,936,699, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2016 condensed consolidated financial statements to conform them to the April 30, 2017 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent accounting pronouncements

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning after December 15, 2017, including interim periods within the reporting period, reporting is required to be adopted prospectively and early adoption is not permitted. In February 2016, another accounting standard was issued which requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payment, in its balance sheet. The guidance also expands the required quantitative and qualitative disclosures surrounding leases. The guidance is effective for fiscal year 2020 for the Company. Early adoption is permitted. We are currently evaluating the provisions of these new standards and have not yet determined what impact they will have on our financial statements, if any. Other recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of April 30, 2017 and October 31, 2016:

Type of security as of April 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(19,694)	20,306
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(19,694)	$4,520,306

Type of security as of October 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(19,717)	20,283
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(19,717)	$4,520,283

At April 30, 2017 and October 31, 2016, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond maturing in Augusts 2019, purchased at par for $95,000 and amortized by $55,000.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of April 30, 2017 and October 31, 2016:

Classification in the Consolidated Balance Sheets	April 30, 2017	October 31, 2016
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	20,306	20,283
Total available-for-sale securities	$4,520,306	$4,520,283

Cash and cash equivalents in the table above exclude cash in banks of approximately $8.2 million and $9.3 million as of April 30, 2017 and October 31, 2016, respectively.

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

The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of April 30, 2017 and October 31, 2016, pursuant to the program, a total of 231,152 and 216,952 shares of the Company’s common stock were purchased for an aggregate amount of $242,658 and $232,736, respectively.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(322,763)	$37,202	$(704,898)	$387,213
Weighted average number of common shares - used to compute basic earnings (losses) per share	23,110,541	23,018,606	23,078,658	23,019,067
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	-	16,497	5,705	21,980
Effect of options to purchase common stock	-	209,375	271	178,541
Weighted average number of common shares - used to compute diluted earnings (losses) per share	23,110,541	23,244,478	23,084,634	23,219,588

For the three-month and six-month periods ended April 30, 2017 and 2016, warrants for the purchase of shares of 1,000,000 common stock were not considered in computing diluted earnings per share because their effect were antidilutive. In addition, options for the purchase of 610,000 shares of common stock for the three-month and six-month periods ended April 30, 2017, and 160,000 and 240,000 shares of common stock for the three-month and six-month periods ended in April 30, 2016, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2017 and 2016. During the three months ended April 30, 2017, revenues from these customers were 16.3%, 7.5% and 3.7%, or a total of 27.5%, as compared to the same period last year of 9.2%, 10.2% and 11.2%, or a total of 30.6%, respectively. During the six months ended April 30, 2017, revenues from these customers were 12.7%, 8.7% and 4.2%, or a total of 25.6%, as compared to the same period last year of 8.2%, 10.6% and 12.3%, or a total of 31.1%, respectively. At April 30, 2017, amounts due from these customers represented 13.6% of the Company’s total accounts receivable balance. This major customers information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2017 and 2016. During the three months ended April 30, 2017, aggregate revenues from these global groups of affiliated companies were 16.3%, 11.5%, 7.5% and 3.7%, or a total of 39.0%, as compared to the same period last year for 9.2%, 10.0%, 10.2%, and 11.2%, or a total of 40.6%, respectively. During the six months ended April 30, 2017, aggregate revenues from these global group of affiliated companies were 12.7%, 11.1%, 8.7% and 4.2%, or a total of 36.7%, as compared to the same period last year for 8.2%, 12.5%, 10.6% and 12.3%, or a total of 43.6%, respectively. At April 30, 2017, amounts due from these global groups of affiliated companies represented 21.4% of total accounts receivable balance.

As of April 30, 2017, one of the Company’s customers owes the Company approximately $2.9 million, which represents approximately 15.7% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2017 and 2016. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
REVENUES:
Puerto Rico consulting	$2,760,271	$3,882,942	$5,550,290	$7,422,600
United States consulting	301,622	392,382	648,822	738,197
Europe consulting	178,847	191,427	361,271	393,615
Lab (microbiological and chemical testing)	560,293	535,806	1,202,186	1,319,737
Other segments¹	120,134	127,246	204,889	156,109
Total consolidated revenues	$3,921,167	$5,129,803	$7,967,458	$10,030,258

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$24,591	$203,577	$(126,249)	$459,055
United States consulting	(136,569)	(118,591)	(375,212)	(286,050)
Europe consulting	(65,218)	(57,907)	(91,968)	(126,259)
Lab (microbiological and chemical testing)	(132,983)	(66,467)	(220,600)	162,879
Other segments¹	(12,478)	84,155	110,987	216,585
Total consolidated income before taxes	$(322,657)	$44,767	$(703,042)	$426,210

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2017 and October 31, 2016, and related depreciation and amortization expense for the three-month and six-month periods ended April 30, 2017 and 2016, were concentrated in Puerto Rico. The aggregate amount of long lived assets for other operations is considered insignificant.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2017 and 2016, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2017		2016		2017		2016
Puerto Rico	$3,440	87.7%	$4,461	86.9%	$6,955	87.3%	$8,796	87.7%
United States	302	7.7%	392	7.7%	649	8.2%	738	7.4%
Europe	179	4.6%	191	3.7%	361	4.5%	394	3.9%
Other	-	-%	86	1.7%	2	-%	102	1.0%
	$3,921	100.0%	$5,130	100.0%	$7,967	100.0%	$10,030	100.0%

For the six-month period ended April 30, 2017, revenues for the Company were $8.0 million, a decrease of $2.1 million when compared to the same period last year. The revenue decrease is mainly attributable to decline in projects volume in the Puerto Rico, United States and Brazil consulting markets by $1.9, $0.1 and $0.1 million, respectively, plus a decline in the Puerto Rico Lab operation of $0.1 million, partially offset by a gain in the Calibrations operation of approximately $0.2 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. When compared to the same period last year, the Company’s gross margin decreased by 6.7 percentage points, 4.0 and 2.7 percentages points attributable to the Lab and consulting services, respectively. Additional recurring costs associated with the Lab expansion have not been absorbed by the Lab attained testing volume. The consulting margin has been affected mostly by less favorable project margins when compared to the same period last year, and longer than usual plant shutdowns of various Puerto Rico customer plants during certain holidays. The Company net investments for new business development positions for the six months ended April 30, 2017 were approximately $138,000 more than the same period last year, these expenses were offset by savings on other operational support expenses in the aggregate amount of $160,000, for net savings of approximately $22,000. These factors resulted in our six months ended April 30, 2017 net loss being approximately $0.7 million, a decrease in earnings of $1.1 million, when compared to the same period last year. (See “Results of Operations” below.)

The Puerto Rico government financial crisis, the impact on the industry, if any, of the US American Health Care Reform Act of 2017, and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that present current challenges and might continue to adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2017 and 2016, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2017		2016		2017		2016
Revenues	$3,921	100.0%	$5,130	100.0%	$7,967	100.0%	$10,030	100.0%
Cost of services	2,880	73.5%	3,606	70.3%	5,894	74.0%	6,747	67.3%
Gross profit	1,041	26.5%	1,524	29.7%	2,073	26.0%	3,283	32.7%
Selling, general and administrative costs	1,366	34.8%	1,429	27.8%	2,782	34.9%	2,804	28.0%
Other-than-temporary impairment on available-for-sale securities	-	-%	(55)	1.0%	-	-%	(55)	0.5%
Other income (expense), net	2	0.1%	5	0.0%	6	0.1%	2	0.0%
Income before income taxes	(323)	-8.2%	45	0.9%	(703)	-8.8%	426	4.2%
Income tax expense	-	-%	8	0.2%	2	-%	39	0.4%
Net income (loss)	(323)	-8.2%	37	0.7%	(705)	-8.8%	387	3.8%

Revenues. Revenues for the three and six months ended April 30, 2017 were $3.9 and $8.0 million, respectively, a decrease of approximately $1.2 and $2.1 million, or 23.6% and 20.6%, respectively, when compared to the same periods last year.

The decline for the three months ended April 30, 2017, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico, United States and Brazil consulting markets of $1.1, $0.1 and $0.1 million, respectively, partially offset by a gain in the Calibrations operation of approximately $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The decline for the six months ended in April 30, 2017, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico, United States and Brazil consulting markets for $1.9, $0.1 and $0.1 million, respectively, plus a decline in the Puerto Rico Lab operation of $0.1 million, partially offset by a gain in Calibrations operation of approximately $0.2 million. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. The decrease of 3.2 and 6.7 percentage points in gross margin for the three months and six months ended April 30, 2017, respectively, is mainly attributable to the decrease of 2.1 and 1.0, and 4.0 and 2.7 percentage points for the Lab and consulting services, respectively. Lab testing volume has not increased to absorb the recent incurred costs associated with the Lab expansion (e.g. depreciation on new equipment, new improvements amortization, additional leased space, payroll, etc.). The consulting margin has been affected mostly by less favorable project margins when compared to the same period last year, and longer than usual plant shutdowns of various Puerto Rico customer plants during certain holidays.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2017 were approximately $1.4 and $2.8 million, a decrease of approximately $63,000 and $22,000, respectively. The Company's net investments for new business development positions for the three and six months ended April 30, 2017 were approximately $21,000 and $138,000 more than the same period last year, respectively, these expenses were offset by savings on other operational support expenses in the aggregate amount of $84,000 and $160,000, respectively.

Other-than-temporary impairment on available-for-sale securities. As of April 30, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for an-available-for-sale security. Accordingly, the credit loss of $55,000 was recognized on earnings during the three and six months ended April 30, 2016.

Income Taxes Expense. No significant income tax expense for the three and six months ended April 30, 2017 has been provided due to the various segments and/or divisions net loss position.

Net Income (Loss). For the three and six months ended April 30, 2017, we incurred a net loss of approximately $0.3 and $0.7 million, respectively, a decrease in earnings of $0.4 and $1.1 million when compared to the same periods last year. The variance is mainly attributable to the decline in revenue and gross margin, and net investment on business development, partially offset by savings in other operational support expenses.

For the three and six months ended April 30, 2017, loss per common share for both basic and diluted were $0.014 and $0.031, respectively, a common share basic and diluted decrease of $0.016 and $ 0.048 when compared to the same periods last year, respectively. The variance is mainly attributable to the decrease in net earnings when compared to the same periods last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2017, the Company had approximately $18.7 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the six-month period ended April 30, 2017, the Company repurchased 14,200 shares of its common stock.

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

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other matters likely to have a material adverse effect on the Company's liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2017.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2017 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2017 through February 28, 2017	-	$-	-	1,780,448
March 1, 2017 through March 31, 2017	800	$0.72	800	1,779,648
April 1, 2017 through April 30, 2017	10,800	$0.69	10,800	1,768,848
Total	11,600	$0.69	11,600

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

Dated: June 14, 2017