Form 10-Q
period 2017-07-31
Pharma-Bio Serv, Inc.
filed 2017-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of September 7, 2017 was 23,101,931.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2017*	October 31, 2016**
ASSETS
Current assets:
Cash and cash equivalents	$12,197,684	$13,773,582
Marketable securities	31,350	20,283
Accounts receivable	6,946,495	6,853,123
Other	855,848	981,105
Total current assets	20,031,377	21,628,093

Property and equipment	2,449,146	2,334,029
Other assets	29,698	35,579
Total assets	$22,510,221	$23,997,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital lease	$13,843	$22,950
Accounts payable and accrued expenses	1,390,934	2,090,818
Income taxes payable	1,800	44,770
Total current liabilities	1,406,577	2,158,538

Obligations under capital lease	63,164	29,002
Total liabilities	1,469,741	2,187,540

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,226,268 shares issued, and 23,101,931 and 23,009,316 shares outstanding, at July 31, 2017 and October 31, 2016, respectively	2,333	2,323
Additional paid-in capital	1,295,314	1,231,439
Retained earnings	20,107,160	20,975,050
Accumulated other comprehensive loss	(121,669)	(165,915)
	21,283,138	22,042,897
Treasury stock, at cost; 231,152 and 216,952 common shares held at July 31, 2017 and October 31, 2016, respectively	(242,658)	(232,736)
Total stockholders' equity	21,040,480	21,810,161
Total liabilities and stockholders' equity	$22,510,221	$23,997,701

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
REVENUES	$3,980,140	$4,865,963	$11,947,598	$14,896,221

COST OF SERVICES	3,052,030	3,440,070	8,945,953	10,187,780

GROSS PROFIT	928,110	1,425,893	3,001,645	4,708,441

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,122,364	1,546,679	3,904,464	4,350,442

INCOME (LOSS) FROM OPERATIONS	(194,254)	(120,786)	(902,819)	357,999

OTHER-THAN-TEMPORARY IMPAIRMENT ON AVAILABLE-FOR-SALE SECURITIES	-	-	-	(55,000)

OTHER INCOME, NET	32,622	2,969	38,145	5,394

INCOME (LOSS) BEFORE TAX	(161,632)	(117,817)	(864,674)	308,393

INCOME TAX EXPENSE	1,350	12,656	3,206	51,653

NET INCOME (LOSS)	$(162,982)	$(130,473)	$(867,880)	$256,740

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$(0.007)	$(0.006)	$(0.038)	$0.011

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.007)	$(0.006)	$(0.038)	$0.011

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,101,931	23,014,481	23,090,207	23,017,527

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,101,931	23,129,774	23,094,105	23,196,215

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(162,982)	$(130,473)	$(867,880)	$256,740

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain	28,822	1,514	33,179	21,161
Available-for-sale securities:
Net unrealized gain (loss)	11,044	5,344	11,067	(5,760)
Other-than-temporary impairment included in net income	-	-	-	55,000

TOTAL OTHER COMPREHENSIVE INCOME	39,866	6,858	44,246	70,401

COMPREHENSIVE INCOME (LOSS)	$(123,116)	$(123,615)	$(823,634)	$327,141

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine Months ended July 31,
	2017	2016	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(162,982)	$(130,473)	$(867,880)	$256,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of vehicle	(19,092)	-	(19,092)	-
Stock-based compensation	19,775	22,050	63,875	66,150
Depreciation and amortization	88,229	77,679	298,335	231,058
Other-than-temporary impairment on available-for-sale securities	-	-	-	55,000
(Increase) decrease in accounts receivable	(311,759)	334,767	(51,053)	117,733
(Increase) decrease in other assets	(101,792)	(170,347)	141,881	17,893
Increase (decrease) in liabilities	9,225	(89,555)	(768,298)	(498,160)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(478,396)	44,121	(1,202,232)	246,414

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(40,555)	(464,586)	(364,647)	(1,086,408)
Proceeds from disposition of vehicle	47,757	-	47,757	-
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	7,202	(464,586)	(316,890)	(1,086,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(6,963)	(9,922)	(44,222)
Payments on obligations under capital lease	(42,502)	(5,740)	(52,415)	(16,954)
NET CASH USED IN FINANCING ACTIVITIES	(42,502)	(12,703)	(62,337)	(61,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,290	13,646	5,561	16,008
NET DECREASE IN CASH AND CASH EQUIVALENTS	(507,406)	(419,522)	(1,575,898)	(885,162)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,705,090	14,427,747	13,773,582	14,893,387

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,197,684	$14,008,225	$12,197,684	$14,008,225

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$65	$30,250
Interest	$527	$694	$1,709	$2,706
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligations under capital lease incurred for the acquisition of a vehicle	$77,470	$-	$77,470	$-
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$1,202	$4,517	$21,803	$38,883
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$10	$3
Disposed property and equipment with accumulated depreciation of $57,330 and $87,364 for the three and nine months ended July 31, 2017, respectively, and $110,743 for the nine months ended July 31, 2016	$85,995	$-	$116,029	$110,743

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2017
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

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of July 31, 2017, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2016 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2017 are not necessarily indicative of expected results for the full 2017 fiscal year.

The accompanying financial data as of July 31, 2017, and for the three-month and nine-month periods ended July 31, 2017 and 2016 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2016.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 85% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 14% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2017, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or initial lease term. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2017 and October 31, 2016, the accumulated depreciation and amortization amounted to $2,163,210 and $1,936,699, respectively.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2016 condensed consolidated financial statements to conform them to the July 31, 2017 condensed consolidated financial statements presentation. Such reclassifications do not affect net income (loss) as previously reported.

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

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of July 31, 2017 and October 31, 2016:

Type of security as of July 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(8,650)	31,350
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(8,650)	$4,531,350

Type of security as of October 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(19,717)	20,283
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(19,717)	$4,520,283

At July 31, 2017 and October 31, 2016, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond maturing in Augusts 2019, purchased at par for $95,000 and amortized by $55,000.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of July 31, 2017 and October 31, 2016:

Classification in the Consolidated Balance Sheets	July 31, 2017	October 31, 2016
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	31,350	20,283
Total available-for-sale securities	$4,531,350	$4,520,283

Cash and cash equivalents in the table above exclude cash in banks of approximately $7.7 million and $9.3 million as of July 31, 2017 and October 31, 2016, respectively.

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

The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of July 31, 2017 and October 31, 2016, pursuant to the program, a total of 231,152 and 216,952 shares of the Company’s common stock were purchased for an aggregate amount of $242,658 and $232,736, respectively.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(162,982)	$(130,473)	$(867,880)	$256,740
Weighted average number of common shares - used to compute basic earnings (losses) per share	23,101,931	23,014,481	23,090,207	23,017,527
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	-	16,497	3,782	20,139
Effect of options to purchase common stock	-	98,796	116	158,549
Weighted average number of common shares - used to compute diluted earnings (losses) per share	23,101,931	23,129,774	23,094,105	23,196,215

For the three-month and nine-month periods ended July 31, 2017 and 2016, warrants for the purchase of shares of 1,000,000 common stock were not considered in computing diluted earnings per share because their effect were antidilutive. In addition, options for the purchase of 660,000 shares of common stock for the three-month and nine-month periods ended July 31, 2017, and 490,000 and 240,000 shares of common stock for the three-month and nine-month periods ended in July 31, 2016, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2017 and 2016. During the three months ended July 31, 2017, revenues from these customers were 14.9%, 9.3%, 4.5% and 3.3%, or a total of 32.0%, as compared to the same period last year of 8.6%, 10.1%, 22.7% and 7.8%, or a total of 49.2%, respectively. During the nine months ended July 31, 2017, revenues from these customers were 13.4%, 8.9%, 5.2% and 3.9%, or a total of 31.4%, as compared to the same period last year of 8.4%, 10.5%, 13.2%, 10.8%, or a total of 42.9%, respectively. At July 31, 2017, amounts due from these customers represented 17.8% of the Company’s total accounts receivable balance. This major customers information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2017 and 2016. During the three months ended July 31, 2017, aggregate revenues from these global groups of affiliated companies were 14.9%, 9.3%, 9.3% and 3.3%, or a total of 36.8%, as compared to the same period last year for 8.6%, 10.1%, 25.6%, and 7.8%, or a total of 52.1%, respectively. During the nine months ended July 31, 2017, aggregate revenues from these global group of affiliated companies were 13.4%, 8.9%, 11.4% and 3.9%, or a total of 37.6%, as compared to the same period last year for 8.4%, 10.5%, 17.0% and 10.8%, or a total of 46.7%, respectively. At July 31, 2017, amounts due from these global groups of affiliated companies represented 21.2% of total accounts receivable balance.

As of July 31, 2017, one of the Company’s customer owes the Company approximately $3.2 million, which represents approximately 17.1% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. As of the issuance date of this report, the customer has paid $300,000 of this balance and recurrent services are provided. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2017 and 2016. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
REVENUES:
Puerto Rico consulting	$2,811,850	$3,712,830	$8,362,141	$11,135,430
United States consulting	366,353	398,362	1,015,175	1,136,559
Europe consulting	214,761	183,358	576,032	576,974
Lab (microbiological and chemical testing)	527,886	537,094	1,730,072	1,856,831
Other segments¹	59,290	34,319	264,178	190,427
Total consolidated revenues	$3,980,140	$4,865,963	$11,947,598	$14,896,221

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$(168,749)	$253,968	$(294,998)	$713,023
United States consulting	81,202	(227,457)	(294,010)	(513,507)
Europe consulting	(59,758)	(43,172)	(151,726)	(169,431)
Lab (microbiological and chemical testing)	(76,163)	(120,106)	(296,763)	42,773
Other segments¹	61,836	18,950	172,823	235,535
Total consolidated income before taxes	$(161,632)	$(117,817)	$(864,674)	$308,393

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2017 and October 31, 2016, and related depreciation and amortization expense for the three-month and nine-month periods ended July 31, 2017 and 2016, were concentrated in Puerto Rico. The aggregate amount of long lived assets for other operations is considered insignificant.

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

In line with the strategy to further penetrate the United States and Puerto Rico markets, we submit annually for renewal the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). This certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification will expire on October 7, 2017.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2017 and 2016, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2017		2016		2017		2016
Puerto Rico	$3,377	84.9%	$4,255	87.4%	$10,332	86.5%	$13,051	87.6%
United States	366	9.2%	398	8.2%	1,015	8.5%	1,136	7.6%
Europe	215	5.4%	183	3.8%	576	4.8%	577	3.9%
Other	22	0.5%	30	0.6%	24	0.2%	132	0.9%
	$3,980	100.0%	$4,866	100.0%	$11,947	100.0%	$14,896	100.0%

For the nine-month period ended July 31, 2017, revenues for the Company were $11.9 million, a decrease of $2.9 million when compared to the same period last year. The revenue decrease is mainly attributable to decline in projects volume in the Puerto Rico, United States and Brazil consulting markets by $2.8, $0.1 and $0.1 million, respectively, plus a decline in the Puerto Rico Lab operation of $0.1 million, partially offset by a gain in the Calibrations operation of approximately $0.2 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year. When compared to the same period last year, the Company’s gross margin decreased by 6.5 percentage points, 4.3 and 2.2 percentages points attributable to consulting services and to the Lab, respectively. The consulting margin has been affected mostly by less favorable project margins when compared to the same period last year, and longer than usual plant shutdowns of various Puerto Rico customer plants during certain holidays. Additional recurring costs associated with the Lab expansion have not been absorbed by the Lab attained testing volume. The Company net investments for business development positions for the nine months ended July 31, 2017 were approximately $232,000 more than the same period last year, these expenses were offset by savings on other operational support expenses in the aggregate amount of $678,000, for net savings of approximately $446,000. These factors resulted in our nine months ended July 31, 2017 net loss being approximately $0.9 million, a decrease in earnings of $1.1 million, when compared to the same period last year. (See “Results of Operations” below.)

The Puerto Rico government financial crisis, the impact on the industry, if any, of tax reforms on the markets where we do business, and Puerto Rico Act 154-2010 which imposes temporary excise taxes to the industry we serve, remain as industry uncertainties that present current challenges and might continue to adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2017 and 2016, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2017		2016		2017		2016
Revenues	$3,980	100.0%	$4,866	100.0%	$11,947	100.0%	$14,896	100.0%
Cost of services	3,052	76.7%	3,440	70.7%	8,946	74.9%	10,188	68.4%
Gross profit	928	23.3%	1,426	29.3%	3,001	25.1%	4,708	31.6%
Selling, general and administrative costs	1,122	28.2%	1,547	31.8%	3,904	32.7%	4,350	29.2%
Other-than-temporary impairment on available-for-sale securities	-	-%	-	-%	-	-%	(55)	-0.4%
Other income (expense), net	32	0.8%	3	-%	38	0.3%	5	0.1%
Income before income taxes	(162)	-4.1%	(118)	-2.4%	(865)	-7.3%	308	2.1%
Income tax expense	1	-%	12	0.3%	3	-%	51	0.4%
Net income (loss)	(163)	-4.1%	(130)	-2.7%	(868)	-7.3%	257	1.7%

Revenues. Revenues for the three and nine months ended July 31, 2017 were $4.0 and $11.9 million, respectively, a decrease of approximately $0.9 and $2.9 million, or 18.2% and 19.8%, respectively, when compared to the same periods last year.

The decline for the three months ended July 31, 2017, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico consulting market of $0.9. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The decline for the nine months ended in July 31, 2017, when compared to the same period last year, is mainly attributable to a decline in projects in the Puerto Rico, United States and Brazil consulting markets for $2.8, $0.1 and $0.1 million, respectively, plus a decline in the Puerto Rico Lab operation of $0.1 million, partially offset by a gain in Calibrations operation of approximately $0.2 million. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. The decrease of 6.0 points in gross margin for the three months ended July 31, 2017, is mainly attributable to less favorable project margins when compared to the same period last year, and longer than usual plant shutdowns of various Puerto Rico customer plants during certain holidays in the summer.

When compared the nine months ended July 31, 2017 to the same period last year, the Company’s gross margin decreased by 6.5 percentage points, 4.3 and 2.2 percentages points attributable to consulting services and to the Lab, respectively. The consulting margin has been affected mostly by less favorable project margins when compared to the same period last year, and longer than usual plant shutdowns of various Puerto Rico customer plants during certain holidays. Lab testing volume has not increased to absorb the recent incurred costs associated with the Lab expansion (e.g. depreciation on new equipment, new improvements amortization, additional leased space, payroll, etc.).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2017 were approximately $1.1 and $3.9 million, a decrease of approximately $0.4 million for each period, respectively. The Company net investments for business development positions for the three and nine months ended July 31, 2017 were approximately $33,000 and $0.2 million more than the same period last year, respectively, these expenses were offset by net savings on other operational support expenses in the aggregate amount of $0.5 and $0.6 million, respectively.

Other-than-temporary impairment on available-for-sale securities. As of July 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for an-available-for-sale security. Accordingly, the credit loss of $55,000 was recognized on earnings during the nine months ended July 31, 2016.

Income Taxes Expense. No significant income tax expense for the three and nine months ended July 31, 2017 has been provided due to the various segments and/or divisions net loss position.

Net Income (Loss). For the three and nine months ended July 31, 2017, we incurred a net loss of approximately $0.2 and $0.9 million, respectively, a decrease of $33,000 when compared to last year three months ended July 31, and a decrease in earnings of $1.1 million when compared to last year nine months ended July 31. The variance is mainly attributable to the decline in revenue and gross margin, and net investment on business development, partially offset by savings in other operational support expenses.

For the three and nine months ended July 31, 2017, loss per common share for both basic and diluted were $0.007 and $0.038, respectively, a common share basic and diluted decrease of $0.001 and $0.049 when compared to the same periods last year, respectively. The variance is mainly attributable to the decrease in net earnings when compared to the same periods last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2017, the Company had approximately $18.6 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the nine-month period ended July 31, 2017, the Company repurchased 14,200 shares of its common stock.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2017.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2017 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program (the “Program”) authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company.

During the three-month period ended July 31, 2017 the Company made no purchases of its shares of common stock. As of July 31, 2017, under the Program the Company may purchase a maximum of 1,768,848 of its shares of common stock.

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

Dated: September 14, 2017