Form 10-K
period 2017-10-31
Pharma-Bio Serv, Inc.
filed 2018-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 28, 2017 (the last business day of the second quarter of the registrant’s current fiscal year), was $9,364,839.

The number of shares of the registrant’s common stock outstanding as of January 25, 2018 was 23,062,531.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2017

PART I

ITEM 1.  BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc ("Pharma-Bio" or the “Company”).

On January 25, 2006, pursuant to an agreement and plan of merger, Pharma-Bio acquired Pharma-Bio Serv PR, Inc. (“Pharma-PR”).

Pharma-PR business was established as a sole proprietorship in 1993 and incorporated in 1997 to offer compliance consulting services to the pharmaceutical industry. The business operations provide services to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies principally in Puerto Rico, the United States, Europe and Brazil.

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

OVERVIEW

We are a compliance and technology transfer services consulting firm with a laboratory testing facility (“Lab”) with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our Lab in Puerto Rico. In addition, we provide technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force, and provide services such as those performed by our Lab.

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

●
Safety Program - including Occupational Safety and Health Act (“OSHA”) and Environmental Health and Safety; and

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

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing to expand our services in the United States and European markets as part of our growth strategy, while maintaining our position in the Puerto Rico market. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force and also provide new services such as those performed by our Lab.

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

2012 Entrance to Spain Market

In January 2012, we initiated a consulting services operation in the Spanish market. Currently, these services are covered under a Spanish subsidiary. Consulting services provided in the Spanish market are similar to those covered in the other markets we serve.

2015 Entrance to Brazil Market

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, which started providing consulting services last year. Consulting services provided in Brazil are similar to those covered in the other markets we serve.

2015 Calibrations Services Division

During the year ended October 31, 2015, the Company started the development of a Puerto Rico based Calibrations Services Division (“Metrologix”) which provides lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process. The Calibrations Division development was substantially completed during the year ended October 31, 2017.

2016 US Department of Treasury Office of Foreign Assets Control (“OFAC”) – License

In December 2016, the Company obtained a license from the United States Department of Treasury Office of Foreign Assets Control (“OFAC”) which authorizes the Company to perform certain services and transactions with a Cuban state-run organization. The license is not transferable and expires on January 31, 2019. The Company has not generated any significant activity from this license.

2017 Minority Controlled Company Certification

In line with the strategy to penetrate the United States market, on December 19, 2017, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from existing and various potential customers in the United States and Puerto Rico. The certification is subject to renewal on December 19, 2018.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 60 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2017 and 2016. During the years ended October 31, 2017 and 2016, these customers accounted for, in the aggregate, 31.9% and 29.8% of total revenue, respectively. In spite of the fact that just a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given the recent economic recession and our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 24 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we service and are pursuing, and the Lab services we provide to them.

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

RAW MATERIALS

We require the use of various raw materials, including culture media, DNA reagents, LAL reagents, chemical reagents, solutions, reference materials and biological indicators, in our LAB.  We purchase these raw materials from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials are generally available from multiple suppliers at competitive prices, and amounts kept in stock are not significant.

ENVIRONMENTAL REGULATIONS

Activities in our Lab are regulated under Puerto Rico and U.S. federal laws designed to protect workers and the environment. Some of these laws include the OSHA and the Resource Conservation and Recovery Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in our processes. We believe we are in material compliance with these laws and that continued compliance will not have a material adverse effect on our business. No specific accounting for environmental compliance has been maintained or projected by us at this time.

INTELLECTUAL PROPERTY RIGHTS

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

EMPLOYEES

We employ approximately 155 employees, all of whom are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	47	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	58	Chief Financial Officer, Vice President - Finance and Administration and Secretary

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011.  Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme (“MSD”), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010.  He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000.  Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. He also has a US Regulatory Affairs Certification ("RAC") from the Regulatory Affairs Professional Society. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

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

Puerto Rico’s economy, including its governmental financial crisis and the impacts of Hurricanes Irma and Maria (the "Hurricanes"), may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis and the impacts of the Hurricanes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. The damage resulting from the Hurricanes may cause potential unstainable operating conditions for our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industries we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a non-resident alien individual or a non-resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. It basically adopts a modified income sourcing rule and a temporary excise tax that will be enforced until December 31, 2021. The impact of the Act, if any, over the industries and its willingness to do business in Puerto Rico continues to be uncertain.

US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.

Customers and other companies with operations in Puerto Rico will be affected by the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”) enacted on December 22, 2017. The Reform places a new 12.5 percent excise tax on profits derived from patents and other intangible assets supporting their Puerto Rican plants. Also, among other provisions, the Reform established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”). In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely on the foreign location. As a result, the Reform affects the tax business model of various US companies and their subsidiaries doing business in Puerto Rico and other foreign jurisdictions, making them less investment attractive. Consequently, this affects the willingness of such companies to continue, expand and/or bring new operations to Puerto Rico, which may impair our ability to generate business in this market.

Further changes in tax laws in Puerto Rico or in other jurisdictions may adversely impact the willingness of our customers to continue or to expand their Puerto Rico operations.

In order to promote business activities in Puerto Rico, in May 2008 the Puerto Rico government enacted a tax incentive law (“Act 73”). Act 73 provides tax exemption from various taxes, including income tax, and investment credits for activities similar to those of our customers and our Company. Any changes in Act 73 or changes in laws of other jurisdictions that may be perceived as more favorable than Act 73 may cause other companies to develop and manufacture products outside of Puerto Rico, and as a result, our ability to generate new business may be adversely impacted.

Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

On December 19, 2017, we obtained the renewal of the certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification, which has been held by us since July 2008, allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal on December 19, 2018. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2017 and 2016, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2017 and 2016, three customers accounted for, in aggregate, approximately 31.9% and 29.8% of total revenue, respectively.

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

Also, the Company maintains operation facilities in Madrid, Spain, which are under month-to-month leases with monthly payments of approximately $2,500.

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

Quarter Ending	High Bid	Low Bid
October 31, 2017	$0.69	$0.33
July 31, 2017	0.70	0.48
April 30, 2017	0.87	0.63
January 31, 2017	0.99	0.55
October 31, 2016	1.00	0.55
July 31, 2016	1.02	0.76
April 30, 2016	0.92	0.65
January 31, 2016	1.05	0.83

On January 25, 2018, the closing price of our common stock on the Over the Counter Bulletin Board was $0.59 per share and there were approximately 68 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	200,000	$1.4820	-
2014 Long-Term Incentive Plan	460,000	$0.8887	1,840,000
Total	660,000		1,840,000

The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further stock options may be issued under this equity compensation plan since its term ended in October 2015.

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

 The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three month period ended October 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2017 through August 31, 2017	-	$-	-	1,768,848
September 1, 2017 through September 30, 2017	-	$-	-	1,768,848
October 1, 2017 through October 31, 2017	12,300	$0.45	12,300	1,756,548
Total	12,300	$0.45	12,300

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

Overview

We are a compliance and technology transfer services consulting firm with a laboratory testing facility with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We also provide microbiological testing services and chemical testing services through our Lab in Puerto Rico. We also provide technical training/seminars, which services are not currently significant to our operating results. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

During the year ended October 31, 2015, the Company started the development of a new Puerto Rico based Calibrations Services Division that provides lab and field calibration, verification and qualification of equipment and installations, readiness audits, heating/ventilation and air conditioning ("HVAC") and clean room qualification and related services. The Company signed a three-year strategic collaboration agreement with a Spain-based company specializing in calibrations, validation, HVAC and clean room qualification services to assist the Company in the development process. The collaboration agreement terminates October 2018. The Calibrations Division development was substantially completed during the year ended October 31, 2017.

In April 2015, we registered in Brazil our wholly owned subsidiary, Pharma-Brazil, which started providing consulting services last year.

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

In December 2016, the Company obtained a license from the OFAC which authorizes the Company to perform certain services and transactions with a Cuban state-run organization. The license is not transferable and expires on January 31, 2019. The Company has not generated any significant activity from this license.

During September 2017, the Hurricanes severely impacted Puerto Rico causing extensive destruction and flooding throughout the island. As a result of Hurricane Maria’s direct hit on September 20, 2017, all of Puerto Rico was left without electrical power and other basic utility and infrastructure services such as water, communications, ports and other transportation networks, causing a significant disruption to the island’s economic activity. Most business establishments were closed for several days. Within a few days, the Company resumed operations using a diesel power generator at its Puerto Rico facilities, which houses the Lab operations and the Company’s headquarters. As of the filing of this Form 10-K, only minimal property damage mitigation repairs were performed for the Company to resume the daily operations of its Puerto Rico facilities. To enable the continuance of the operations, additional expenses like diesel, water supply, and security, among others were incurred. The Company’s electrical power and other basic utilities were restored on November 22, 2017. As of October 31, 2017, the Company incurred approximately $50,000 in property damage mitigation repairs and related expenses. The Company is currently assessing the complete extent of the property damage to its facilities and will perform the repairs, accordingly

The Company’s consulting and laboratory services to the Puerto Rico market were negatively impacted by the Hurricanes primarily by the lack or unreliability of electric power alternatives, either on site, or at clients’ sites. Because of the sales volume decline and unavoidable direct fix cost, the Company currently estimates that as of October 31, 2017, the impact of the Hurricanes on the Company’s gross profit was approximately $275,000 for the fourth quarter. The Company carries insurance to mitigate these losses, as well as for property damages. The Company’s insurance provider is currently assessing the extent of the damages to the facilities, as well as the business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored on November 22, 2017. Based on current accounting guidance, the insurance proceeds will be recognized upon collection, as a gain contingency.

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”), was enacted. Among other provisions, the Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for US companies’ subsidiaries. As more fully disclosed in Note D of the Company’s consolidated financial statements, the Company is subject to the Reform provisions, including the mandatory repatriation of E&Ps.

The following table sets forth information as to our revenue for the years ended October 31, 2017 and 2016, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2017		2016
Puerto Rico	$13,230	84.9%	$17,107	87.6%
United States	1,217	7.8%	1,448	7.4%
Europe	1,088	7.0%	816	4.2%
Other	44	0.3%	165	0.8%
	$15,579	100.0%	$19,536	100.0%

 For the year ended October 31, 2017, revenues for the Company were $15.6 million, a decrease of approximately $4.0 million, or 20%, when compared to last year. The revenue decrease is mainly attributable to decreases in the Puerto Rico consulting market and the Puerto Rico Lab of $3.7 and $0.4 million, respectively. Also, these results include (i) declines of $0.2 and $0.1 million, in the Puerto Rico consulting market and the Puerto Rico Lab respectively, which are attributable to the impacts of the Hurricanes, and (ii) declines in the United States and Brazil consulting markets of $0.2 and $0.1 million, respectively. These declines are partially offset by gains in the European consulting and Calibrations operations of approximately $0.3 and $0.2 million, respectively. In addition to the impact of the Hurricanes, the declines in the Puerto Rico consulting market and the Puerto Rico Lab are attributable to consulting project closings, non-recurring low-margin testing and development projects. Furthermore, the Company experienced declines in the United States and Brazil consulting markets which are also attributable to the closing of projects. The Company experienced gains in the European consulting and Calibrations operations which are attributable to a new project, expected to last for a year, and the non-recurring rental of calibration equipment, respectively.

When compared to the same period last year, the Company’s gross profit decreased from 29.6% to 23.1%, approximately 6.5 percentage points. The Hurricanes impacted the Company’s overall gross profit by approximately 1.3 percentage points, or by 0.6 and 0.7 percentage points for the Puerto Rico consulting operations and the Puerto Rico Lab, respectively. The Company’s net decrease in gross profit is mainly due to decreases of 3.1 and 3.3 percentage points in the consulting operations and the Puerto Rico Lab, respectively. To address the decline in profitability, management implemented various cost reduction measures during the year geared to align operational support expenses to market conditions. These actions resulted in net savings in operational support expenses totaling $0.8 million. These cost reductions included (i) the closing of operational satellite offices and (ii) the net reduction ofbusiness development personnel and global support personnel. These factors resulted in a net loss for the year ended October 31, 2017 of approximately $1.4 million, an increase in net loss of $1.1 million, when compared to the same period last year. (See “Results of Operations” below.)

The long-term impacts of the Hurricanes, the Puerto Rico government financial crisis, the Reform, other tax reforms on the markets where we do business, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations

The following table sets forth our statements of operations for the years ended October 31, 2017 and 2016, (dollars in thousands) and as a percentage of revenue:

	Year ended October 31,
	2017		2016
Revenues	$15,579	100.0%	$19,536	100.0%
Cost of services	11,968	76.8%	13,753	70.4%
Gross profit	3,611	23.2%	5,783	29.6%
Selling, general and administrative expenses	5,036	32.3%	5,875	30.0%
Other-than-temporary impairment on marketable securities	-	-%	(55)	-0.3%
Other income (expense), net	14	-%	(57)	-0.3%
Loss before income taxes	(1,411)	-9.1%	(204)	-1.0%
Income tax expense	4	0.0%	53	0.3%
Net loss	(1,415)	-9.1%	(257)	-1.3%

Revenues. Revenues for the year ended October 31, 2017 were $15.6 million, a decrease of approximately $4 million, or 20%, when compared to last year. The revenue decrease is mainly attributable to decreases in the Puerto Rico consulting market and the Puerto Rico Lab of $3.7 and $0.4 million, respectively. Also, these results include (i) declines of $0.2 and $0.1 million, in the Puerto Rico consulting market and the Puerto Rico Lab respectively, which are attributable to the impacts of the Hurricanes, and (ii) declines in the United States and Brazil consulting markets of $0.2 and $0.1 million, respectively. These declines are partially offset by gains in the European consulting and Calibrations operations of approximately $0.3 and $0.2 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross profit. The overall gross profit for the year ended in October 31, 2017 reflected a gross profit net decrease of 6.5 percentage points, when compared to last year. The Hurricanes affected the Company’s overall gross profit by approximately 1.3 percentage points, or by 0.6 and 0.7 percentage points the Puerto Rico consulting operations and the Puerto Rico Lab, respectively.

The Company’s net decrease in gross profit is mainly due to decreases of 3.1 and 3.3 percentage points in the consulting operations and the Puerto Rico Lab, respectively. These declines are attributable to consulting project closings, non-recurring low-margin testing and development projects in the Puerto Rico Lab, and the impact of the Hurricanes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2017 were approximately $5.0 million, a net decrease in expenses of approximately $0.8 million as compared to last year. The decrease is mainly attributable to adopted cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel.

Other-than-temporary impairment on marketable securities. During the year ended October 31, 2016, the Company determined that a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond had permanently declined in value. Accordingly, the credit loss of $55,000 was recognized in 2016. (See Note B to the Consolidated Financial Statements included herewith.)

Income Tax Expense. No significant income tax expense for the years ended October 31, 2017 and 2016 has been provided due to the various segments and/or divisions net loss position.

Net Income (Loss). For the year ended October 31, 2017, we incurred a net loss of approximately $1.4 million, an increase in net loss of $1.1 million when compared to the same period last year. The variance is mainly attributable to the decline in revenue and gross margin, and partially offset by net savings in operational support expenses.

For the year ended October 31, 2017, the loss per common share for both basic and diluted was $0.061. This represents a common share basic and diluted decrease for both of $0.050 when compared to last year. The variance is attributable to the increase in net loss when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2017, the Company had approximately $18 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2017 and 2016, the Company repurchased 26,500 and 51,428 shares of its common stock, respectively.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses.  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2017.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2017, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment - Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonably assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

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

Loss Per Share of Common Stock - Basic loss per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents. The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new standard. The new standards are required to be adopted using either a full retrospective or a modified retrospective approach. We expect to adopt this standard using the modified retrospective approach beginning with our fiscal year 2019. Based on our preliminary assessment, we currently do not anticipate a material impact to our total revenues. We continue to review the impact that this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019, and may be adopted earlier. We continue to evaluate the impact that this new standard will have on our consolidated financial statements. We do not expect that this standard will have a material impact to our Consolidated Statements of Operations but expect that this standard will have a material impact to assets and liabilities on our Consolidated Balance Sheets upon adoption.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2017.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2017, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2017, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2017, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2017, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2017, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

			Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.13	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.14	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.15	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Horwath Vélez & Co, PSC
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith

**  Furnished herewith

Exhibits 10.1 through 10.15 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: January 29, 2018	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2018
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2018
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2018
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2018
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2018
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2018
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2018
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended.  Pharma-Bio Serv, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma-Bio Serv, Inc. as of October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC
San Juan, Puerto Rico

January 29, 2018
Puerto Rico Society of Certified Public Accountants
Stamp number E252480 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2017 and 2016

	October 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$11,751,714	$13,773,582
Marketable securities	26,600	20,283
Accounts receivable	7,208,054	6,853,123
Other	550,163	981,105
Total current assets	19,536,531	21,628,093

Property and equipment	2,390,545	2,334,029
Other assets	422,925	35,579
Total assets	$22,350,001	$23,997,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$13,949	$22,950
Accounts payable and accrued expenses	1,526,904	2,090,818
Income taxes payable	2,067	44,770
Total current liabilities	1,542,920	2,158,538

Obligations under capital leases	59,795	29,002
Total liabilities	1,602,715	2,187,540

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,226,268 shares issued, and 23,089,631 and 23,009,316 shares outstanding at October 31, 2017 and 2016, respectively	2,333	2,323
Additional paid-in capital	1,295,314	1,231,439
Retained earnings	19,560,131	20,975,050
Accumulated other comprehensive loss	137,671	(165,915)
	20,995,449	22,042,897
Treasury stock, at cost; 243,452 and 216,952 common shares held at October 31, 2017 and 2016, respectively	(248,163)	(232,736)
Total stockholders' equity	20,747,286	21,810,161
Total liabilities and stockholders' equity	$22,350,001	$23,997,701

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2017 and 2016

	Years ended October 31,
	2017	2016
REVENUES	$15,579,275	$19,536,715

COST OF SERVICES	11,968,145	13,753,483

GROSS PROFIT	3,611,130	5,783,232

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,036,272	5,874,991

LOSS FROM OPERATIONS	(1,425,142)	(91,759)

OTHER-THAN-TEMPORARY IMPAIRMENT ON MARKETABLE SECURITIES	-	(55,000)

OTHER INCOME (EXPENSE), NET OF FOREIGN EXCHANGE SETTLEMENT	14,099	(56,982)

LOSS BEFORE INCOME TAXES	(1,411,043)	(203,741)

INCOME TAXES	3,866	52,834

NET LOSS	$(1,414,909)	$(256,575)

BASIC LOSSES PER COMMON SHARE	$(0.061)	$(0.011)

DILUTED LOSSES PER COMMON SHARE	$(0.061)	$(0.011)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,096,547	23,015,522

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,099,376	23,185,951

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Loss
For the Years Ended October 31, 2017 and 2016

	Years ended October 31,
	2017	2016

NET LOSS	$(1,414,909)	$(256,575)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss):
Net unrealized gain	35,029	18,811
Intercompany balances foreign exchange settlement, included in net income	262,240	-
Available-for-sale securities:
Net unrealized gain (loss)	6,317	(13,146)
Other-than-temporary impairment, included in net income	-	55,000

TOTAL OTHER COMPREHENSIVE INCOME	303,586	60,665

COMPREHENSIVE LOSS	$(1,111,323)	$(195,910)

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2017 and 2016

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2015	23,185,975	$2,319	-	$-	$1,142,555	$21,231,629	$(226,580)	$(186,819)	$21,963,104

STOCK-BASED COMPENSATION	-	-	-	-	88,884	-	-	-	88,884

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	23,846	2	-	-	-	(2)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,447	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK (51,428 SHARES)	-	-	-	-	-	-	-	(45,917)	(45,917)

NET LOSS	-	-	-	-	-	(256,575)	-	-	(256,575)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	60,665	-	60,665

BALANCE AT OCTOBER 31, 2016	23,226,268	2,323	-	-	1,231,439	20,975,050	(165,915)	(232,736)	21,810,161

STOCK-BASED COMPENSATION	-	-	-	-	63,875	-	-	-	63,875

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	90,318	9	-	-	-	(9)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,497	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (26,500 SHARES)	-	-	-	-	-	-	-	(15,427)	(15,427)

NET LOSS	-	-	-	-	-	(1,414,909)	-	-	(1,414,909)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	303,586	-	303,586

BALANCE AT OCTOBER 31, 2017	23,333,083	$2,333	-	$-	$1,295,314	$19,560,131	$137,671	$(248,163)	$20,747,286

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2017 and 2016

	Years ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,414,909)	$(256,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	(19,092)	(13,635)
Stock-based compensation	63,875	88,884
Depreciation and amortization	443,994	312,558
Other-than-temporary impairment on available-for-sale securities	-	55,000
(Increase) decrease in accounts receivable	(18,996)	647,282
(Increase) decrease in other assets	47,999	(107,967)
Decrease in liabilities	(651,079)	(15,894)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,548,208)	709,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(451,705)	(1,808,632)
Proceeds from disposition of property and equipment	47,757	29,625
NET CASH USED IN INVESTING ACTIVITIES	(403,948)	(1,779,007)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(15,427)	(45,917)
Payments on obligations under capital lease	(55,678)	(22,784)
NET CASH USED IN FINANCING ACTIVITIES	(71,105)	(68,701)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,393	18,250

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,021,868)	(1,119,805)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	13,773,582	14,893,387

CASH AND CASH EQUIVALENTS – END OF YEAR	$11,751,714	$13,773,582

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$65	$39,075
Interest	$2,946	$3,430

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $87,364 and $167,061 disposed during the years ended October 31, 2017 and 2016, respectively	$116,029	$183,051
Obligations under capital lease incurred for the acquisition of a vehicle	$77,470	$-
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$42,471	$46,124
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock units agreements	$10	$4

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2017 and 2016

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

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of October 31, 2017, this subsidiary was in development stage and has not incurred significant revenues or expenses.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2017, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases. Depreciation and amortization of owned assets are provided for, when placed in service, in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized, over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonably assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred.

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

Loss Per Share of Common Stock

Basic loss per share of common stock is calculated dividing net income by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2018. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2016 consolidated financial statements to conform them to the October 31, 2017 consolidated financial statements presentation. Such reclassifications do not have effect on net income as previously reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue standard. The new standards are required to be adopted using either a full retrospective or a modified retrospective approach. We expect to adopt this standard using the modified retrospective approach beginning with our fiscal year 2019. Based on our preliminary assessment, we currently do not anticipate a material impact to our total revenues. We continue to review the impact that this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019, and may be adopted earlier. We continue to evaluate the impact that this new standard will have on our consolidated financial statements. We do not expect that this standard will have a material impact to our Consolidated Statements of Operations but expect that this standard will have a material impact to assets and liabilities on our Consolidated Balance Sheets upon adoption.

Other recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2017 and 2016:

Type of security as of October 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(13,400)	26,600
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(13,400)	$4,526,600

Type of security as of October 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(19,717)	20,283
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(19,717)	$4,520,283

At October 31, 2017 and 2016, the above marketable securities includes a $95,000 5.4% Puerto Rico Commonwealth Government Development Bank Bond, purchased at par and maturing in August 2019. During the fiscal year ended October 31, 2016, the Company determined that an other-than-temporary impairment of $55,000 occurred for this bond. Accordingly, the credit loss of $55,000 was recognized on earnings.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2017 and 2016:

Classification in the Consolidated Balance Sheets	2017	2016
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	26,600	20,283
Total available-for-sale securities	$4,526,600	$4,520,283

Cash and cash equivalents in the table above exclude cash in banks of approximately $7.2 million and $9.3 million as of October 31, 2017 and 2016, respectively.

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

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2017 and 2016 consisted of the following:

		October 31,
	Useful life (years)	2017	2016
Vehicles	5	$248,152	$256,677
Leasehold improvements	5-8	1,425,474	674,625
Computers	3	422,050	314,380
Equipment	3-7	2,099,361	1,858,295
Furniture and fixtures	10	84,820	82,240
Projects in process	-	404,017	1,084,511
Total		4,683,874	4,270,728
Less: Accumulated depreciation and amortization		(2,293,329)	(1,936,699)
Property and equipment, net		$2,390,545	$2,334,029

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

For the year ended October 31, 2016, the favorable consolidated net income aggregate dollar effect of the Grant was approximately $344,000, or $0.015 per basic weighted average share. For the year ended October 31, 2017, subsidiaries under the Grant were on a net loss position, therefore no income tax benefit was derived from the Grant.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiary was taxed in the United States at a maximum regular federal income tax rate of 35%. On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”), was enacted. Among other provisions, effective with the Company’s fiscal year ending on October 31, 2018, the regular federal income tax rate was reduced to 21%.

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

The reconciliation between the United States federal statutory rate and our effective tax rate for the years ended October 31, 2017, and 2016 is as follows:

	October 31,
	2017	2016
United States federal statutory rate	35.0%	35.0%
Puerto Rico, including foreign loss positions for which the resulting deferred asset has been allowed, net	(26.2)%	(26.6)%
Other, including US loss positions for which the resulting deferred tax asset has been allowed, net	(9.1)%	(34.3)%
Effective tax rate	(0.3)%	(25.9)%

The recent US Federal Tax Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for US companies’ subsidiaries. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location. The Reform provisions are applicable to our Company commencing with our fiscal year 2018, however the E&Ps’ mandatory repatriation provisions establishes measurement dates for various computations, in our Company’s case these dates are November 2, 2017, December 31, 2017 and October 31, 2018. Based on the Company’s E&Ps’ as of October 31, 2017, the Company’s estimated tax for the mandatory repatriation is estimated to be approximately $2.7 million. However, the final tax due must be assessed with our October 31, 2018 closing figures. The tax liability might be paid over a period of eight years starting on February 28, 2019. As of the issuance date of this report the Securities and Exchange Commission and the Financial Accounting Standards Board have issued some preliminary guidance, but have not issued final rules on how the effects of the Reform will be required to be reported for financial statements purposes.

At October 31, 2017, Pharma-Spain, Pharma-IR, Pharma-Bio/Pharma-US, Pharma-PR and Pharma-Serv have unused operating losses of approximately $997,000, $1,082,000, $1,471,000, $624,000, and $259,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028, 2029, 2030, 2031 and 2032 for the aggregate amounts of $178,000, 332,000, $266,000, $181,000 and $40,000, respectively for Pharma-Spain; indefinitely for Pharma-IR; until October 31, 2035, 2036, and 2037 for the aggregate amounts of $292,000, $834,000 and $345,000, respectively for Pharma-Bio/Pharma-US; until October 31, 2027 in the amount of $624,000 for Pharma-PR; and until October 31, 2027 in the amount of $259,000 for Pharma-Serv. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain, Pharma-IR, Pharma-Bio, Pharma-PR and Pharma-Serv of approximately $199,000, $135,000 $309,000, $24,000 and $10,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2013 (2012 for Puerto Rico) through 2016 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is currently not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE E – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $77,470 and $118,790 for the years ended October 31, 2017 and 2016 (accumulated amortization of $5,668 and $73,740 as of October 31, 2017 and 2016, respectively). Amortization expense for vehicles under non-cancelable lease agreements amounted to $22,053 and $23,758 for the years ended October 31, 2017 and 2016, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2017:

Twelve months ending October 31,	Amount
2018	$15,502
2019	15,502
2020	15,502
2021	15,502
2022	18,016
Total future minimum lease payments	80,024
Less: Amount of imputed interest	(6,280)
Present value of future minimum lease payments	73,744
Current portion of obligation under capital leases	(13,949)
Long-term portion	$59,795

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

The Company maintains an office and Lab facilities in Madrid, Spain. The facilities are under month-to-month lease with monthly payments of approximately $2,500.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2017 are as follows:

Amount
2018	$363,800
2019	363,800
2020	363,800
2021	60,633
Total minimum lease payments	$1,152,033

Rent expense for the years ended October 31, 2017 and 2016 was approximately $413,000 and $483,000 respectively.

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

NOTE G – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of October 31, 2017 and 2016, pursuant to the program a total of 243,452 and 216,952 shares of the Company’s common stock were purchased for an aggregate amount of $248,163 and $232,736, respectively.

NOTE H – EARNINGS (LOSSES) PER SHARE

The computation of basic losses per share is based on the weighted-average number of our common shares outstanding. The computation of diluted losses per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2017	2016
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share	$(1,414,909)	$(256,575)

Weighted average number of common shares - used to compute basic earnings (losses) per share	23,096,547	23,015,522
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to issue common stock	2,829	19,224
Effect of options to purchase common stock	-	151,205
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,099,376	23,185,951

For the year ended October 31, 2017, warrants and options for the purchase of 1,000,000 and 660,000 shares of common stock, respectively, were not included in computing losses per share because their effect were antidilutive. Also, for the year ended on October 31, 2016, warrants and options for the purchase of 1,000,000 and 240,000 shares of common stock, respectively, were not included in computing diluted losses per share because their effect were also antidilutive.

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

The 2005 Plan stock options activity and status for the years ended October 31, 2017 and 2016 was as follows:

	Year ended October 31,
	2017		2016
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	815,000	$0.9106	900,000	$0.8779
Granted	-	$0.0000	-	$0.0000
Exercised	(370,000)	$0.7186	(45,000)	$0.4167
Expired and/or forfeited	(245,000)	$0.7341	(40,000)	$0.7300
Total outstanding at end of year	200,000	$1.4820	815,000	$0.9106

Outstanding exercisable stock options at end of year	200,000	$1.4820	815,000	$0.9106

	October 31, 2017	October 31, 2016
Weighted average remaining years in contractual life for:		0.8 years
Total outstanding options	1.4 years	0.8 years
Outstanding exercisable options	1.4 years
Shares of common stock available for issuance pursuant to future stock option grants	-	-

The 2014 Plan stock options activity and status for the years ended October 31, 2017 and 2016 was as follows:

	Year ended October 31,
	2017		2016
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	430,000	$ 0.8860	-	$-
Granted	80,000	$ 0.9100	430,000	$0.8860
Exercised	-	$ -	-	$-
Expired and/or forfeited	(50,000)	$ 0.9000	-	$-
Total outstanding at end of year	460,000	$ 0.8887	430,000	$0.8860

Outstanding exercisable stock options at end of year	219,998	$ 0.9098	40,000	$0.9500

	October 31, 2017	October 31, 2016
Weighted average remaining years in contractual life for:
Total outstanding options	3.3 years	4.1 years
Outstanding exercisable options	3.3 years	4.2 years
Shares of common stock available for issuance pursuant to future stock option grants	1,840,000	1,870,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the year ended October 31, 2017:

Year ended October 31, 2017
Expected dividend yield	0.0%
Expected stock price volatility	68.6%
Risk free interest rate	1.5%
Expected life of options	3.2 years
Weighted average fair value of options granted	$0.4286

As of October 31, 2017, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $49,100 will be recognized in a weighted average period of approximately 0.6 years.

As of October 31, 2016, the aggregate intrinsic values of options outstanding under the 2014 Plan and 2005 Plan were approximately $27,500 and $147,000, respectively. As of October 31, 2017, all options outstanding exercise price was above the Company’s stock market value. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2017	2016
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	63,875	88,884
Stock-based compensation before tax	63,875	88,884
Income tax benefit	-	-
Net stock-based compensation expense	$63,875	$88,884
Effect on earnings per share:
Basic earnings per share	$(0.003)	$(0.004)
Diluted earnings per share	$(0.003)	$(0.004)

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

The Company provided a substantial portion of its services to two customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2017 or 2016. During the year ended October 31, 2017, revenues from these customers were 13.6% and 7.6%, or a total of 21.2%, as compared to the same period last year for 9.0% and 10.5%, or a total of 19.5%, respectively. At October 31, 2017 and 2016, amounts due from these customers represented 8.9% and 15.9% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at global level three groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2017 or 2016. During the year ended October 31, 2017, aggregate revenues from these global groups of affiliated companies were 13.6%, 10.7% and 7.6%, or a total of 31.9%, as compared to the same period last year for 9.0%, 10.3%, and 10.5%, or a total of 29.8%, respectively. At October 31, 2017 and 2016, amounts due from these global groups of affiliated companies represented 15.5% and 21.2% of total accounts receivable balance, respectively.

As of October 31, 2017, one of the Company’s customers owes the Company approximately $3.2 million, which represents approximately 17.9% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. As of the issuance date of this report the customer has paid $2 million of this balance and recurrent services are provided. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2017 and 2016. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2017	2016
REVENUES:
Puerto Rico consulting	$10,936,206	$14,579,015
United States consulting	1,217,498	1,448,579
Europe consulting	1,087,610	815,931
Lab (microbiological and chemical testing)	2,040,602	2,446,594
Other segments¹	297,359	246,596
Total consolidated revenues	$15,579,275	$19,536,715

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$(544,658)	$623,175
United States consulting	(377,035)	(858,481)
Europe consulting	(44,597)	(242,566)
Lab (microbiological and chemical testing)	(648,609)	(45,888)
Other segments¹	203,856	320,019
Total consolidated income before taxes	$(1,411,043)	$(203,741)

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, an information technology services and consulting division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2017 and 2016, were concentrated in the Lab in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the Lab.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. Contributions for the years ended October 31, 2017 and 2016 were $66,000 and $82,700, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  The Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On January 8, 2018, the Company extended the Consulting Agreement for an additional year to December 31, 2018. The Company will compensate Consultant a monthly retainer of $33,700 during the Extension Term. Additionally, in the event the Company achieves at least eighty percent (80%) of its budget for the year ending October 31, 2018, Consultant shall receive a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year ending October 31, 2018, the Incentive Fee shall be $120,000.

As more fully disclosed in Note E to the consolidated financial statements, the Company leases its headquarters and laboratory testing facilities in Dorado, Puerto Rico, from an affiliate of our Chairman of the Board.

NOTE N - HURRICANES IMPACT OVER PUERTO RICO OPERATIONS

During September 2017, Hurricanes Irma and Maria (the “Hurricanes”) severely impacted Puerto Rico causing extensive destruction and flooding throughout the island. As a result of Hurricane Maria’s direct hit on September 20, 2017, all of Puerto Rico was left without electrical power and other basic utility and infrastructure services such as water, communications, ports and other transportation networks, causing a significant disruption to the island’s economic activity. Most business establishments were closed for several days. Within a few days, the Company resumed operations using a diesel power generator at its Puerto Rico facilities, which houses the Lab operations and the Company’s headquarters. As of the issuance of this report, only minimal property damage mitigation repairs were performed for the Company to resume the daily operations of its Puerto Rico facilities. To enable the continuance of the operations, additional expenses like diesel, water supply, and security, among others were incurred. The Company’s electrical power and other basic utilities were restored on November 22, 2017. As of October 31, 2017, the Company incurred approximately $50,000 in property damage mitigation repairs and related expenses. The Company is currently assessing the complete extent of the property damage to its facilities and will perform the repairs, accordingly.

The Company’s consulting and laboratory services to the Puerto Rico market were negatively impacted primarily by the lack or unreliability of electric power alternatives, either on site, or at clients’ sites. Because of the sales volume decline and unavoidable direct fix cost, the Company currently estimates that as of October 31, 2017, the impact of the Hurricanes on the Company’s gross profit was approximately $275,000 for the fourth quarter.

The Company carries insurance to mitigate these losses, as well as for property damages. The Company’s insurance provider is currently assessing the extent of the damages to the facilities, as well as the business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored on November 22, 2017. Based on current accounting guidance, the insurance proceeds will be recognized upon collection, as a gain contingency.

NOTE O – SUBSEQUENT EVENTS

On January 2018, the Company renewed the Consulting Agreement with a company affiliated to our Chairman and our Chairman, as more fully disclosed in Note M.

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”), was enacted. Among other provisions, the Reform has established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”) for US companies’ subsidiaries. As more fully disclosed in Note D, the Company is subject to the Reform provisions, including the mandatory repatriation of E&Ps.