Form 10-K/A
period 2017-10-31
Pharma-Bio Serv, Inc.
filed 2018-02-28
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2017 filed by the Company with the Securities and Exchange Commission (the "SEC") on January 29, 2018 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2017

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Identification of Directors

Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	54	Chairman of the Board	2006
Kirk Michel(1),(2)	62	Director	2006
Dov Perlysky(2),(3)	55	Director	2004
Howard Spindel(1)	72	Director	2006
Irving Wiesen(1),(2),(3)	63	Director	2006
________________
(1)
Member of the Audit Committee and Compensation Committee.
(2)
Member of the Mergers and Acquisition Committee.
(3)
Member of the Nominating Committee.

Elizabeth Plaza has served as the Chairman of the Board since January 2006. Also, Ms. Plaza assumed the role of Senior Strategic Consultant of the Company on January 1, 2013. Ms. Plaza served as our president and chief executive officer from January 2006 to December 2012, and as our principal executive officer from January 1, 2014 to December 31, 2014. Ms. Plaza founded Pharma-Bio Serv PR, Inc., a division of Pharma-Bio Serv, Inc. on February 1993. Prior to founding her own company, she worked for Warner Lambert, Inc, and McNeil Pharmaceutical, a Johnson & Johnson company, as a Pharmaceutical Scientist. Ms. Plaza graduated from the University of Puerto Rico, Magna Cum Laude with a degree in Pharmaceutical Sciences. Also, Ms. Plaza has attended the Executive Development program of the Massachusetts Institute of Technology (MIT) and the Kellogg Management Development Program for Minority CEO’s at Northwestern University in Illinois.

Ms. Plaza is and has been a member of numerous professional organizations. She served as a member of the US Department of Commerce, MBDA, and Washington DC National Advisory Council on Minority Business Enterprise from 2010-2013; she is a director of the Board of Directors of the Puerto Rico Manufacturers Association ("PRMA") and the President of the Industrial Women Chapter under PRMA; and she served on the Export Commerce Advisory Council for Puerto Rico Government from 2009-2012. On her philanthropic activities, she is founder and President of the Board of Directors of nonprofit 501c3 foundation Ángeles Vivientes, which provides programs and education on children mistreatment prevention.  In addition, she is an active member of professional organizations including the Parenteral Drug Association (PDA), where she was one of the authors of the Technical Report on the new FDA Process Validation Guidance. She is a member of the Delaware Valley International Society of Pharmaceutical Engineers (ISPE), the American Society for Quality Control (ASQC) and the American Association of Pharmaceutical Scientists (AAPS).

Ms. Plaza brings extensive leadership and business experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the pharmaceutical industry, to the Board. Her experience as an entrepreneur serving the pharmaceutical industry has given her broad understanding and expertise, along with a strong network of industry professionals and executives in the industry in Puerto Rico and abroad.

Kirk Michel, a director since January 2006, is the founder and a managing director of KEMA Advisors, Inc. (KEMA).  Founded in 2000, KEMA is a boutique investment banking firm located in Hillsborough, North Carolina. KEMA provides corporate finance advisory services to middle market companies and governmental agencies.  Prior to KEMA, from 1995 to 2000, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC, which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree in Finance and Accounting from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as an investment banker firm has given him broad understanding and expertise, particularly relating to business and finance matters.

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is currently a director of Enzo Biochem, Inc., a growth-oriented life sciences and clinical laboratory company listed on the New York Stock Exchange, Engex, Inc., a closed-end mutual fund, and Highlands Bancorp, Inc., a New Jersey community bank.

Mr. Perlysky brings extensive leadership and business experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the pharmaceutical industry, to the Board. His experience as the former president of the Company has given him broad understanding and expertise, particularly relating to the Company's business and industry.

Howard Spindel, a director since January 2006, has been a consultant with Integrated Management Solutions, a securities industry consulting and recruitment firm which he founded, since 1985. In this capacity, he has also acted as a financial and operations principal, general securities principal, registered representative and options principal for several broker-dealers during this period. He is also a director of Engex, Inc., a closed-end investment company, and Oak Tree Educational Partners, Inc., a training company. Mr. Spindel received a B.S (Accounting) degree from Hunter College and is a Certified Public Accountant.

Mr. Spindel brings extensive leadership, business, and accounting experience to the Board. His experience as a consultant, certified public accountant and board member to other companies has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Irving Wiesen, a director since January 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for over thirty years. For more than the past ten years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of FDA regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature from Columbia University and a B.A., cum laude, from Yeshiva University.

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

(f)
Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2017 ("Fiscal 2017") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)
Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The members of the standing Audit Committee are Howard Spindel, Chairman, Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company’s internal controls.

Our Board has determined that Mr. Spindel qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.pharmabioserv.com .

(j)
Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2017, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all our senior management, including our principal executive officer, principal financial officer and principal accounting officer, and directors. A copy of our Code of Ethics is located on our website at www.pharmabioserv.com. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website at www.pharmabioserv.com. Our website is not part of this report.

ITEM 11.
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2017 and 2016 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation		Total
Victor Sanchez	2017	$220,600	$-	$4,167	$9,894	$14,950	(2)	$249,611
President and Chief Executive Officer	2016	$220,600	$-	$6,506	$11,506	$11,917	(2)	$250,529

Pedro Lasanta,	2017	$160,600	$-	$-	$9,894	$-		$170,494
Chief Financial Officer, Vice President -Finance and Administration and Secretary	2016	$160,600	$-	$-	$11,506	$-		$172,106

__________
(1)
Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2017 and 2016 for option grants and restricted units awards, as applicable, that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option and restricted stock units awards are set forth under Note I - Stock Options, Restricted Stock Units and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

(2)
Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2017.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	41,666	(1)	83,334	(1)	$0.86	Dec. 16, 2020	-	$-	-	-

Pedro Lasanta	41,666	(1)	83,334	(1)	$0.86	Dec. 16, 2020	-	$-	-	-

(1)
Represents options to purchase 125,000 shares of common stock which were granted on December 17, 2015. These options vest in three annual installments beginning on December 17, 2016.

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

Pedro Lasanta – Employment Agreement

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our chief financial officer, for a one year term pursuant to which we paid Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employment.

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

Elizabeth Plaza - Consulting Agreement

On December 31, 2013, the Company entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”) and Ms. Elizabeth Plaza, effective as of January 1, 2014. On January 1, 2015, the consulting agreement was amended to extend the term of the Consulting Agreement for an additional year to December 31, 2015. On December 30, 2015, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2016 and to amend the monthly retainer to $31,500 effective January 1, 2016. On January 17, 2017, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2017 and to amend the monthly retainer to $42,000 effective January 1, 2017. On January 8, 2018, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2018 (the “Extension Term”). The Company will compensate Consultant a monthly retainer of $33,700 during the Extension Term. Additionally, in the event the Company achieves at least eighty percent (80%) of its budget for the year ending October 31, 2018, Consultant shall receive a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year ending October 31, 2018, the Incentive Fee shall be $120,000. All other terms and conditions of the Consulting Agreement remain the same. Pursuant to the consulting agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board. In addition to the monthly fee, Ms. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company. The consulting agreement also included standard provisions relating to non-competition, confidentiality, and nondisparagement.

Director Compensation

Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to our non-employee directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each non-employee director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election. Ms. Plaza received consulting fees during the year ended October 31, 2017 as set forth below. Ms. Plaza did not receive compensation as a director for the year ended October 31, 2017.

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2017.

Name	Fees Earned (1)	Option Awards (2)(3)	All Other Compensation	Total
Elizabeth Plaza	$-	$-	$500,792(4)	$500,792(4)
Kirk Michel	$40,000	$11,364	$-	$51,364
Dov Perlysky	$40,000	$11,364	$-	$51,364
Howard Spindel	$40,000	$11,364	$-	$51,364
Irving Wiesen	$40,000	$11,364	$-	$51,364

(1)
Except for Elizabeth Plaza, during the fiscal year ended October 31, 2017 all members of the Board of Directors individually earned fees of $40,000 each, of which $30,000 were paid within the fiscal year and $10,000 subsequently on December 2017.

(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2017 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note I - Stock Options, Restricted Stock Units and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2017, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

(4)
Represents consulting fees and company lease payments for the vehicle under Elizabeth Plaza’s use for the year ended October 31, 2017 in the amount of $483,000 and $17,792, respectively. For additional information regarding these consulting fees, see Employment Agreements and Consulting Agreement- Elizabeth Plaza - Consulting Agreement above.

As of October 31, 2017, each of the below named directors held the following number of options to purchase shares of common stock:

Messrs. Perlysky, Spindel, Michel, and Wiesen

Grant Date	Options	Exercise Price
1/02/2013	10,000	$0.75
1/10/2014	20,000	$2.05
1/10/2015	20,000	$1.28
1/10/2016	20,000	$0.95
1/10/2017	20,000	$0.91

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of February 22, 2018 by:

●
each director;

●
each officer named in the summary compensation table (“Named Executive Officers”);

●
each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●
all directors and executive officers as a group.

As of February 22, 2018, the Company had 23,062,531 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 22, 2018	Percentage
Directors and Executive Officers
Elizabeth Plaza(1)	9,169,518	39.8%
Dov Perlysky(2)	2,032,655	8.8%
Kirk Michel(3)	428,469	1.8%
Howard Spindel(4)	95,310	*
Irving Wiesen(5)	95,205	*
Victor Sanchez(6)	132,544	*
Pedro Lasanta(7)	153,900	*
All Directors and Executive Officers as a group
(seven persons)(8)	12,107,601	51.5%
5% or Greater Stockholders
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9%
______________
* Less than 1%.
(1)
Includes 4,099,241 shares owned by Ms. Plaza directly and 5,070,277 shares subject to a voting proxy in favor of Ms. Plaza. In conjunction with certification as a minority controlled business, Ms. Plaza received irrevocable proxies (“Voting Proxies”) to vote an aggregate of 5,070,277 shares of the Company’s common stock from Venturetek LP, Krovim, LLC and LDP Family Partnership. These Voting Proxies are effective until December 19, 2018, unless the business certification expires sooner.

(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 25,310 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) options issued to Mr. Perlysky to purchase 70,000 shares of common stock, which are vested as of February 22, 2018. Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.

(3)
The shares of common stock beneficially owned by Mr. Michel consist of (i) 17,763 shares directly owned, (ii) 70,000 shares of common stock issuable upon exercise of options, which are vested as of February 22, 2018, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(4)
The shares of common stock owned by Mr. Spindel represent 25,310 shares owned by his spouse and 70,000 shares issuable upon exercise of options, which are vested as of February 22, 2018. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(5)
The shares of common stock owned by Mr. Wiesen represent 25,205 shares directly owned and 70,000 shares issuable upon exercise of options, which are vested as of February 22, 2018.

(6)
The shares of common stock owned by Mr. Sanchez represent 49,211 shares directly owned and 83,333 shares issuable upon exercise of options, which are vested as of February 22, 2018.

(7)
The shares of common stock owned by Mr. Lasanta represent 70,567 shares directly owned and 83,333 shares issuable upon exercise of options, which are vested as of February 22, 2018.

(8)
Includes 446,666 shares issuable upon the exercise of options, which are vested as of February 22, 2018.

(9)
This information was obtained from Amendment No. 4 to Schedule 13 D/A filed by Venturetek, L.P. (“Venturetek”) on September 6, 2011. Does not include 1,565,058 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13 D/A filed on January 5, 2011. Mr. David Selengut, the manager of TaurusMax LLC, which is the general partner of Venturetek has sole dispositive power and Elizabeth Plaza has sole voting power over these shares pursuant to a Voting Proxy. The mailing address for Venturetek, L.P. is 150 East 42nd Street, New York, NY 10017.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan (1)	460,000	$0.8887	1,840,000
2005 Long-Term Incentive Plan (2)	200,000	$1.4820	-
Equity compensation plans not approved by security holders	-	-	-
Total	660,000		1,840,000

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory, our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. In July 2016, with effective date January 1, 2016, the Company renegotiated the lease agreement. It incorporates additional space for a laboratory testing facility expansion, is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. During the years ended October 31, 2017 and October 31, 2016, we paid approximately $363,800 and $359,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.

Also, see Employment Agreements and Consulting Agreement - Elizabeth Plaza - Consulting Agreement above for a description of the Consulting Agreement. During the years ended October 31, 2017 and October 31, 2016, we paid consulting fees and company lease payments in the amount of $483,000 and $17,792, and $399,000 and $18,936, respectively under the Consulting Agreement.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Nelida Plaza, Elizabeth Plaza’s sister, pursuant to which Ms. N. Plaza provides independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour. During the years ended October 31, 2017 and 2016, Ms. N. Plaza was compensated $181,045 and $242,193 respectively, pursuant to the Independent Contractor Agreement.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) (even though the Company’s securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen. The members of the Audit Committee are Howard Spindel, Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules.  The members of the Compensation Committee are Kirk Michel, Howard Spindel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules.  The members of the Nominating Committee are Dov Perlysky, Elizabeth Plaza and Irving Wiesen, and Messrs. Perlysky and Wiesen are independent as determined by the Nasdaq Rules.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by Horwath Velez & Co. PSC ('Horwath') in 2017 and 2016 as follows:

Description of services:	Fiscal 2017	Fiscal 2016
Audit	$45,500	$50,500
Audit-Related	27,900	28,275
Tax and other services	6,000	12,399
Total Fees	$79,400	$91,174

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during fiscal 2017 and 2016.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.
All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on January 29, 2018 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on January 29, 2018.

2.
Financial Statement Schedules: None.

3.
Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

			Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.13	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.14	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.15	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2018
23.1	Consent of Horwath Vélez & Co, PSC	10-K	000-50956	23.1	1/29/2018
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2018
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2018
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2018
* Filed herewith

** Furnished herewith

Exhibits 10.1 through 10.15 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Date: February 28, 2018	By:	/s/ Pedro J. Lasanta
	Name:	Pedro J. Lasanta
	Title:	Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)