Form 10-Q
period 2018-01-31
Pharma-Bio Serv, Inc.
filed 2018-03-19
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of March 15, 2018 was 23,062,531.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2018*	October 31, 2017**
ASSETS:
Current assets
Cash and cash equivalents	$13,176,240	$11,751,714
Marketable securities	25,056	26,600
Accounts receivable	6,053,081	7,208,054
Other	439,967	550,163
Total current assets	19,694,344	19,536,531

Property and equipment	2,291,912	2,390,545
Other assets	423,180	422,925
Total assets	$22,409,436	$22,350,001

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Current portion-obligations under capital leases	$14,061	$13,949
Accounts payable and accrued expenses	1,467,663	1,526,904
Income taxes payable	2,875	2,067
Total current liabilities	1,484,599	1,542,920
US Tax Reform Transition Tax payable	2,700,000	-
Obligations under capital leases	56,397	59,795
Total liabilities	4,240,996	1,602,715

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,333,083 shares issued, and 23,062,531 and 23,089,631 shares outstanding at January 31, 2018 and October 31, 2017, respectively	2,333	2,333
Additional paid-in capital	1,312,864	1,295,314
Retained earnings	16,896,119	19,560,131
Accumulated other comprehensive income	218,946	137,671
	18,430,262	20,995,449
Treasury stock, at cost; 270,552 and 243,452 common shares held at January 31, 2018 and October 31, 2017, respectively	(261,822)	(248,163)
Total stockholders' equity	18,168,440	20,747,286
Total liabilities and stockholders' equity	$22,409,436	$22,350,001

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2018	2017
REVENUES	$4,212,378	$4,046,291

COST OF SERVICES	3,129,233	3,013,946

GROSS PROFIT	1,083,145	1,032,345

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,063,983	1,416,342

INCOME (LOSS) FROM OPERATIONS	19,162	(383,997)

OTHER INCOME, NET	17,849	3,612

INCOME (LOSS) BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	37,011	(380,385)

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	2,701,023	1,750

NET LOSS	$(2,664,012)	$(382,135)

BASIC LOSSES PER COMMON SHARE	$(0.115)	$(0.017)

DILUTED LOSSES PER COMMON SHARE	$(0.115)	$(0.017)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,063,997	23,051,349

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,065,290	23,088,560

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended January 31,
	2018	2017
NET LOSS	$(2,664,012)	$(382,135)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain (loss)	82,819	3,701
Net unrealized gain on available-for-sale securities	(1,544)	1,686

TOTAL OTHER COMPREHENSIVE INCOME	81,275	5,387

COMPREHENSIVE LOSS	$(2,582,737)	$(376,748)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,664,012)	$(382,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	17,550	22,050
Depreciation and amortization	149,748	109,460
Decrease in accounts receivable	1,245,340	849,170
Decrease in other assets	121,079	178,378
Increase (decrease) in liabilities	2,612,143	(591,532)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,481,848	185,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(51,115)	(280,722)
NET CASH USED IN INVESTING ACTIVITIES	(51,115)	(280,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(13,659)	(1,882)
Payments on obligations under capital lease	(3,286)	(5,918)
NET CASH USED IN FINANCING ACTIVITIES	(16,945)	(7,800)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,738	165
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,424,526	(102,966)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,751,714	13,773,582

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,176,240	$13,670,616

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$40
Interest	$542	$635

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$1,767	$14,230
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$10
Disposed property and equipment with accumulated depreciation of $30,034 for the three months ended January 31, 2017	$-	$30,034

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2018
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

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of January 31, 2018, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2017 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2018 are not necessarily indicative of expected results for the full 2018 fiscal year.

The accompanying financial data as of January 31, 2018, and for the three-month period ended January 31, 2018 and 2017 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2017.

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

Revenue Recognition

Revenue is primarily derived from: (1) time and materials contracts (representing approximately 88% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized, and (3) laboratory testing revenue (representing approximately 11% of total revenues) is mainly recognized as the testing is completed and certified (normally within days of sample receipt from the customer). If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2018, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2018 and October 31, 2017, the accumulated depreciation and amortization amounted to $2,443,077 and $2,293,329, respectively.

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

Loss Per Share of Common Stock

Basic loss per share of common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2017 condensed consolidated financial statements to conform them to the January 31, 2018 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

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

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of January 31, 2018 and October 31, 2017:

Type of security as of January 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(14,944)	25,056
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(14,944)	$4,525,056

Type of security as of October 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(13,400)	26,600
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(13,400)	$4,526,600

At January 31, 2018 and October 31, 2017, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond in the amount of $95,000, purchased at par and maturing in August 2019.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of January 31, 2018 and October 31, 2017:

Classification in the Consolidated Balance Sheets	January 31, 2018	October 31, 2017
Cash and cash equivalents	$4,500,000	$4,500,000
Marketable securities	25,056	26,600
Total available-for-sale securities	$4,525,056	$4,526,600

Cash and cash equivalents in the table above exclude cash in banks of approximately $8.6 million and $7.2 million as of January 31, 2018 and October 31, 2017, respectively.

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

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to our Company commencing with our fiscal year 2018, including the Transition Tax provisions which establishes measurement dates for various computations, November 2, 2017, December 31, 2017 and October 31, 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (E&Ps) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. However, the final Transition Tax due must be assessed with our October 31, 2018 closing figures. The Transition Tax liability might be paid over a period of eight years starting on February 28, 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Reform enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. As mentioned in the preceding paragraph, the Company’s accounting for certain elements of the Tax Reform is incomplete. However, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of approximately $2.7 million, as reflected in the condensed consolidated financial statements. The Company is continuing to gather additional information to more precisely compute the amount of Transition Tax, and whether it will be paid over an eight-year period.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiary was taxed in the United States at a maximum regular federal income tax rate of 35%. Among the Tax Reform provisions, effective with the Company’s fiscal year ending on October 31, 2018, the regular federal income tax rate was reduced to 21%.

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

Pharma-Spain, Pharma-IR, Pharma-Bio/Pharma-US, Pharma-PR and Pharma-Serv have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income through 2032 for Pharma-Spain; indefinitely for Pharma-IR; until 2037 for Pharma-Bio/Pharma-US; until 2027 for Pharma-PR and Pharma-Serv.

The statutory income tax rate differs from the effective rate, mainly due to the effect of the non-recurring Transition Tax imposed by the Tax Reform over the Company’s E&Ps.

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

NOTE E – CAPITAL TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of January 31, 2018 and October 31, 2017, pursuant to the program, a total of 270,552 and 243,452 shares of the Company’s common stock were purchased for an aggregate amount of $261,822 and $248,163, respectively.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted losses per share.

	Three months ended January 31,
	2018	2017
Net loss available to common equity holders - used to compute basic and diluted earnings per share	$(2,664,012)	$(382,135)

Weighted average number of common shares - used to compute basic losses per share	23,063,997	23,051,349
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to common stock	-	11,224
Effect of options to purchase common stock	1,293	25,987
Weighted average number of shares - used to compute diluted losses per share	23,065,290	23,088,560

Warrants for the purchase of 1,000,000 shares of common stock for the three-month periods ended in January 31, 2018 and 2017 were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 620,000 and 570,000 shares of common stock for the three-month periods ended in January 31, 2018 and 2017, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2018 and 2017. During the three months ended January 31, 2018, revenues from these customers were 15.3%, 10.8% and 1.5%, or a total of 27.6%, as compared to the percentages for the same period last year of 9.3%, 0.0% and 13.8%, or a total of 23.1%, respectively. At January 31, 2018, amounts due from these customers represented 28.6% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level four customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2018 and 2017. During the three months ended January 31, 2018, aggregate revenues from these global groups of affiliated companies were 15.3%, 10.8%, 8.0% and 1.5%, or a total of 35.6%, as compared to the same period last year for 9.3%, 0.0%, 10.8% and 13.8%, or a total of 33.9%, respectively. At January 31, 2018 amounts due from these global groups of affiliated companies represented 38.9% of total accounts receivable balance.

As of January 31, 2018, one of the Company’s customers owes the Company approximately $1.3 million, which represents approximately 7.3% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended in January 31, 2018 and 2017. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2018	2017
REVENUES:
Puerto Rico consulting	$2,698,365	$2,790,020
United States consulting	286,635	347,200
Europe consulting	721,132	182,424
Lab (microbiological and chemical testing)	478,922	641,893
Other segments¹	27,324	84,754
Total consolidated revenues	$4,212,378	$4,046,291

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$(2,015)	$(150,840)
United States consulting	(87,165)	(238,643)
Europe consulting	221,602	(26,750)
Lab (microbiological and chemical testing)	(106,543)	(87,617)
Other segments¹	11,132	123,465
Total consolidated income before taxes	$37,011	$(380,385)

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, the United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division, and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of January 31, 2018 and October 31, 2017, and related depreciation and amortization expense for the three months ended January 31, 2018 and 2017, were concentrated in the Lab in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statement of cash flows are mainly related to the Lab.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2017. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

As more fully disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017, during September 2017, our Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). Within a few days of the last hurricane affecting Puerto Rico in September, the Company resumed operations using a diesel power generator at its Puerto Rico facilities. The Company’s electrical power and other basic utilities were restored on November 22, 2017. As of the date of this report, the majority of our clients’ businesses in Puerto Rico have been restored. The Company’s insurance provider is currently assessing the extent of the damages to our facilities, as well as the business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored. Based on current accounting guidance, the insurance proceeds will be recognized upon collection, as a gain contingency.

As more fully disclosed in Note C of the Company’s condensed consolidated financial statements included herewith, the Company is subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable within eight years starting on February 2019. The payment will be funded from our working capital.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2018 and 2017, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2018		2017
Puerto Rico	$3,184	75.6%	$3,515	86.8%
United States	287	6.8%	347	8.6%
Europe	721	17.1%	182	4.5%
Other	20	0.5%	2	0.1%
	$4,212	100%	$4,046	100%

For the three-month period ended January 31, 2018, revenues for the Company were $4.2 million, an increase of $0.2 million when compared to the same period last year. The revenue increase is mainly attributable to projects in the Europe consulting market for $0.5 million, partially offset by a decline in the Puerto Rico Lab and the consulting market of $0.2 million and $0.1 million, respectively. Other Company divisions sustained minor revenue losses or remained constant, when compared to the same period last year. When compared to the same period last year, gross margin increased 0.2 percentage points when compared to the same period last year. The net increase in gross margin is mainly attributable to the increase of 0.6 percentage points attained by consulting, mostly from European projects, partially offset by the decline of 0.4 percentage points in the Lab. Lab testing volume has not increased to absorb the costs associated with the Lab expansion sustained during fiscal years 2017 and 2016. Selling, general and administrative expenses were approximately $1,064,000, a net decrease of $352,000 when compared to the same period last year. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel. These factors contributed to our net income before income tax and Transition Tax be approximately $37,000, an increase in earnings of approximately $417,000, when compared to the same period last year. (See “Results of Operations” below.)

The long-term impacts of the Hurricanes, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to the industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2018 and 2017, (dollars in thousands) and as a percentage of revenue:

	Three months ended January 31,
	2018		2017
Revenues	$4,212	100.0%	$4,046	100.0%
Cost of services	3,129	74.3%	3,014	74.5%
Gross profit	1,083	25.7%	1,032	25.5%
Selling, general and administrative costs	1,064	25.2%	1,416	35.0%
Other income (expense), net	18	0.4%	4	0.1%
Net income (loss) before income tax and US Tax Reform Transition Tax	37	0.9%	(380)	-9.4%
Income tax and US Tax Reform Transition Tax expense	2,701	64.1%	2	0.0%
Net loss	(2,664)	-63.2%	(382)	-9.4%

Revenues. For the three months ended January 31, 2018, revenues for the Company were $4.2 million, an increase of $0.2 million when compared to the same period last year. The revenue increase is mainly attributable to projects in the Europe consulting market for $0.5 million, partially offset by a decline in the Puerto Rico Lab and the consulting market of $0.2 million and $0.1 million, respectively. Other Company divisions sustained minor revenue losses or remained constant, when compared to the same period last year.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2018 increased 0.2 percentage points when compared to the same period last year.

The net increase in gross margin is mainly attributable to the increase of 0.6 percentage points attained by consulting, mostly from European projects, partially offset by the decline of 0.4 percentage points in the Lab. Lab testing volume has not increased to absorb the costs associated with the Lab expansion sustained during fiscal years 2017 and 2016 (e.g. depreciation on equipment, improvements amortization, leased space, payroll, etc.).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2018 were approximately $1.1 million, a net decrease of $0.3 million when compared to the same period last year. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to the effect of the $2.7 million non-recurring Transition Tax imposed by the Tax Reform over the Company’s E&Ps.

Net Loss. For the three months ended January 31, 2018, our income before income tax and US Transition Tax was approximately $37,000, an improvement of $417,000 when compared to the same period last year. The variance is mainly attributable to a slight improvement in revenue and related gross margin, plus savings in other operational support expenses. After considering the Tax Reform $2.7 million Transition Tax, the Company sustained a net loss of approximately $2.7 million, a decrease in earnings of $2.3 million when compared to the same period last year.

For the three months ended January 31, 2018, earnings before income tax and Transition Tax per common share for both basic and diluted was $0.002, a common share basic and diluted increase for each one of $0.018 when compared to the same period last year. After considering income tax and the US Tax Reform Transition Tax, loss per common share for both basic and diluted was $0.115, a common share basic and diluted decrease for each one of $0.098 when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2018, the Company had approximately $18 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the three-month period ended January 31, 2018, the Company repurchased 27,100 shares of its common stock.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes, (including the Transition Tax). Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses (as described above on “Results of Operations”).  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2018 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2017, which could have a significant effect on our condensed consolidated financial statements.

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
●
Puerto Rico’s economy, including its governmental financial crisis and the impacts of the Hurricanes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.
●
Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.
●
US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.
●
Further changes in tax laws in Puerto Rico or in other jurisdictions may adversely impact the willingness of our customers to continue or expand their Puerto Rico operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2017 through November 30, 2017	27,100	$0.50	27,100	1,729,448
December 1, 2017 through December 31, 2017	-	$-	-	1,729,448
January 1, 2018 through January 31, 2018	-	$-	-	1,729,448
Total	27,100	$0.50	27,100

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

ITEM 6.  EXHIBITS

(a)
Exhibits:

10.1
Consulting Agreement Amendment, dated January 8 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2018 and incorporated herein by reference).+

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
———————
+ Management contracts or compensatory plans, contracts or arrangements.
* Furnished herewith.

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

Dated: March 19, 2018