Form 10-Q
period 2018-04-30
Pharma-Bio Serv, Inc.
filed 2018-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of June 9, 2018 was 23,062,531.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2018*	October 31, 2017**
ASSETS
Current assets:
Cash and cash equivalents	$12,986,820	$11,751,714
Marketable securities	36,219	26,600
Accounts receivable	6,567,453	7,208,054
Other	352,488	550,163
Total current assets	19,942.980	19,536,531

Property and equipment	2,145,703	2,390,545
Other assets	422,081	422,925
Total assets	$22,510,764	$22,350,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$14,168	$13,949
Accounts payable and accrued expenses	1,719,378	1,526,904
Current portion of US Tax Reform Transition Tax and income taxes payable	217,712	2,067
Total current liabilities	1,951,258	1,542,920
US Tax Reform Transition Tax payable	2,485,000	-
Obligations under capital leases	52,963	59,795
Total liabilities	4,489,221	1,602,715

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,333,083 shares issued, and 23,062,531 and 23,089,631 shares outstanding, at April 30, 2018 and October 31, 2017, respectively	2,333	2,333
Additional paid-in capital	1,330,414	1,295,314
Retained earnings	16,767,771	19,560,131
Accumulated other comprehensive loss	182,847	137,671
	18,283,365	20,995,449
Treasury stock, at cost; 270,552 and 243,452 common shares held at April 30, 2018 and October 31, 2017, respectively	(261,822)	(248,163)
Total stockholders' equity	18,021,543	20,747,286
Total liabilities and stockholders' equity	$22,510,764	$22,350,001

* Unaudited.
** Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
REVENUES	$4,404,411	$3,921,167	$8,616,789	$7,967,458

COST OF SERVICES	3,397,197	2,879,977	6,526,430	5,893,923

GROSS PROFIT	1,007,214	1,041,190	2,090,359	2,073,535

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,156,364	1,365,758	2,220,347	2,782,100

LOSS FROM OPERATIONS	(149,150)	(324,568)	(129,988)	(708,565)

OTHER INCOME, NET	20,802	1,911	38,651	5,523

LOSS BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	(128,348)	(322,657)	(91,337)	(703,042)

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	-	106	2,701,023	1,856

NET LOSS	$(128,348)	$(322,763)	$(2,792,360)	$(704,898)

BASIC LOSSES PER COMMON SHARE	$(0.006)	$(0.014)	$(0.121)	$(0.031)

DILUTED LOSSES PER COMMON SHARE	$(0.006)	$(0.014)	$(0.121)	$(0.031)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,062,531	23,110,541	23,076,594	23,078,658

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,062,531	23,110,541	23,078,143	23,084,634

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
NET LOSS	$(128,348)	$(322,763)	$(2,792,360)	$(704,898)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	(47,262)	656	35,557	4,357
Net unrealized gain (loss) on available-for-sale-securities	11,163	(1,663)	9,619	23

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(36,099)	(1,007)	45,176	4,380

COMPREHENSIVE LOSS	$(164,447)	$(323,770)	$(2,747,184)	$(700,518)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,348)	$(322,763)	$(2,792,360)	$(704,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	17,550	22,050	35,100	44,100
Depreciation and amortization	152,858	100,646	302,606	210,106
(Increase) decrease in accounts receivable	(536,500)	(588,464)	708,840	260,706
Decrease in other assets	85,216	65,295	206,295	243,673
Increase (decrease) in liabilities	257,941	(185,991)	2,870,084	(777,523)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(151,283)	(909,227)	1,330,565	(723,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,649)	(43,370)	(57,764)	(324,092)
NET CASH USED IN INVESTING ACTIVITIES	(6,649)	(43,370)	(57,764)	(324,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(8,040)	(13,659)	(9,922)
Payments on obligations under capital lease	(3,327)	(3,995)	(6,613)	(9,913)
NET CASH USED IN FINANCING ACTIVITIES	(3,327)	(12,035)	(20,272)	(19,835)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,161)	(894)	(17,423)	(729)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,420)	(965,526)	1,235,106	(1,068,492)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,176,240	13,670,616	11,751,714	13,773,582

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,986,820	$12,705,090	$12,986,820	$12,705,090

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$-	$25	$-	$65
Interest	$549	$2,559	$1,091	$3,194

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$16,478	$6,371	$18,245	$20,601
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$-	$10
Disposed property and equipment with accumulated depreciation of $30,034 for the six months ended April 30, 2017	$-	$-	$-	$30,034

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2018
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”) and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and microbiological and chemical laboratory testing.

Scienza Labs is a wholly owned subsidiary, which was organized in Puerto Rico in April 2016. As of April 30, 2018, this subsidiary was in development stage and has not incurred significant revenues or expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2017 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2018 are not necessarily indicative of expected results for the full 2018 fiscal year.

The accompanying financial data as of April 30, 2018, and for the three-month and six-month periods ended April 30, 2018 and 2017 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2017.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2018, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2018 and October 31, 2017, the accumulated depreciation and amortization amounted to $2,595,935 and $2,293,329, respectively.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2017 condensed consolidated financial statements to conform them to the April 30, 2018 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

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

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019 and may be adopted earlier. We continue to evaluate the impact that this new standard will have on our consolidated financial statements. We do not expect that this standard will have a material impact to our Consolidated Statements of Operations but expect that this standard will have a material impact on the assets and liabilities on our Consolidated Balance Sheets upon adoption.

Other recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of April 30, 2018 and October 31, 2017:

Type of security as of April 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,567,000	$-	$-	$4,567,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(3,781)	36,219
Total interest-bearing and available-for-sale securities	$4,607,000	$-	$(3,781)	$4,603,219

Type of security as of October 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(13,400)	26,600
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(13,400)	$4,526,600

At April 30, 2018 and October 31, 2017, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond maturing in August 2019, purchased at par for $95,000 and amortized by $55,000.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of April 30, 2018 and October 31, 2017:

Classification in the Consolidated Balance Sheets	April 30, 2018	October 31, 2017
Cash and cash equivalents	$4,567,000	$4,500,000
Marketable securities	36,219	26,600
Total available-for-sale securities	$4,603,219	$4,526,600

Cash and cash equivalents in the table above exclude cash in banks of approximately $8.4 million and $7.2 million as of April 30, 2018 and October 31, 2017, respectively.

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

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to our company commencing with our fiscal year 2018, including the Transition Tax provisions which establishes measurement dates for various computations, November 2, 2017, December 31, 2017 and October 31, 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (E&Ps) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. However, the final Transition Tax due must be assessed with our October 31, 2018 closing figures. The Transition Tax liability may be paid over a period of eight years starting on February 28, 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Reform enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. As mentioned in the preceding paragraph, the Company’s accounting for certain elements of the Tax Reform is incomplete. However, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of approximately $2.7 million, as reflected in the condensed consolidated financial statements. The Company is continuing to gather additional information to more precisely compute the amount of Transition Tax, and determine whether it will be paid over an eight-year period.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The business activity carried out in the United States by the Company’s subsidiary was taxed in the United States at a maximum regular federal income tax rate of 35%. Among the Tax Reform provisions, effective with the Company’s fiscal year ending on October 31, 2018, is a provision whereby the regular federal income tax rate is reduced to 23.5% blended rate and 21% thereafter.

Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Pharma-Spain, Pharma-IR, Pharma-Bio/Pharma-US, Pharma-PR and Pharma-Serv have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income through 2032 for Pharma-Spain; indefinitely for Pharma-IR; until 2037 for Pharma-Bio/Pharma-US; and until 2027 for Pharma-PR and Pharma-Serv.

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

The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of April 30, 2018 and October 31, 2017, pursuant to the program, a total of 270,552 and 243,452 shares of the Company’s common stock were purchased for an aggregate amount of $261,822 and $248,163, respectively.

NOTE F – LOSSES PER SHARE

The following data shows the amounts used in the calculations of basic and diluted losses per share.

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
Net loss available to common equity holders - used to compute basic and diluted earnings per share	$(128,348)	$(322,763)	$(2,792,360)	$(704,898)
Weighted average number of common shares - used to compute basic losses per share	23,062,531	23,110,541	23,076,594	23,078,658
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	-	-	-	5,705
Effect of options to purchase common stock	-	-	1,549	271
Weighted average number of common shares - used to compute diluted losses per share	23,062,531	23,110,541	23,078,143	23,084,634

For the three-month and six-month periods ended April 30, 2018 and 2017, warrants for the purchase of shares of 1,000,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive. In addition, options for the purchase of 700,000 and 620,000 shares of common stock for the three-month and six-month periods ended April 30, 2018, and 610,000 shares of common stock for the three-month and six-month periods ended in April 30, 2017, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend not to be significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to two customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2018 and 2017. During the three months ended April 30, 2018, revenues from these customers were 18.4% and 11.2%, or a total of 29.6%, as compared to the same period last year of 16.3% and 0.0%, or a total of 16.3%, respectively. During the six months ended April 30, 2018, revenues from these customers were 16.9% and 6.0%, or a total of 22.9%, as compared to the same period last year of 12.7% and 0.0%, or a total of 12.7%, respectively. At April 30, 2018, amounts due from these customers represented 24.1% of the Company’s total accounts receivable balance. This major customers information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, three global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2018 and 2017. During the three months ended April 30, 2018, aggregate revenues from these global groups of affiliated companies were 18.4%, 11.2% and 10.8%, or a total of 40.4%, as compared to the same period last year for 16.3%, 0.0%, and 11.5%, or a total of 27.8%, respectively. During the six months ended April 30, 2018, aggregate revenues from these global group of affiliated companies were 16.9%, 8.7% and 6.8%, or a total of 32.4%, as compared to the same period last year for 12.7%, 0.0% and 11.1%, or a total of 23.8%, respectively. At April 30, 2018, amounts due from these global groups of affiliated companies represented 29.1% of total accounts receivable balance.

As of April 30, 2018, one of the Company’s customers owes the Company approximately $1.7 million, which represents approximately 9.7% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2018 and 2017. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
REVENUES:
Puerto Rico consulting	$3,214,365	$2,760,271	$5,912,730	$5,550,290
United States consulting	341,196	301,622	627,831	648,822
Europe consulting	209,798	178,847	930,930	361,271
Lab (microbiological and chemical testing)	583,652	560,293	1,062,574	1,202,186
Other segments¹	55,400	120,134	82,724	204,889
Total consolidated revenues	$4,404,411	$3,921,167	$8,616,789	$7,967,458

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$114,111	$24,591	$112,096	$(126,249)
United States consulting	(88,536)	(136,569)	(175,701)	(375,212)
Europe consulting	(94,578)	(65,218)	127,024	(91,968)
Lab (microbiological and chemical testing)	(112,954)	(132,983)	(219,497)	(220,600)
Other segments¹	53,609	(12,478)	64,741	110,987
Total consolidated income before taxes	$(128,348)	$(322,657)	$(91,337)	$(703,042)

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of April 30, 2018 and October 31, 2017, and related depreciation and amortization expense for the three and six months ended April 30, 2018 and 2017, were concentrated in the Lab in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statement of cash flows are mainly related to the Lab.

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

As more fully disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017, during September 2017, our Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). Within a few days of the last hurricane affecting Puerto Rico in September 2017, the Company resumed operations using a diesel power generator at its Puerto Rico facilities. The Company’s electrical power and other basic utilities were restored on November 22, 2017. As of the date of this report, clients’ businesses in Puerto Rico have been restored. The Company’s insurance provider is currently assessing the extent of the damages to our facilities, as well as the business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored. Based on current accounting guidance, the insurance proceeds will be recognized upon collection, as a gain contingency.

As more fully disclosed in Note C of the Company’s condensed consolidated financial statements included herewith, the Company is subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable within eight years starting on February 2019. The payment will be funded from our working capital.

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2018 and 2017, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2018		2017		2018		2017
Puerto Rico	$3,853	87.5%	$3,440	87.7%	$7,038	81.7%	$6,955	87.3%
United States	341	7.7%	302	7.7%	628	7.3%	649	8.2%
Europe	210	4.8%	179	4.6%	931	10.8%	361	4.5%
Other	-	-%	-	-%	20	0.2%	2	-%
	$4,404	100.0%	$3,921	100.0%	$8,617	100.0%	$7,967	100.0%

For the six-month period ended April 30, 2018, revenues for the Company were $8.6 million, an increase of $0.7 million when compared to the same period last year. The revenue increase is mainly attributable to projects in the Puerto Rico and European consulting markets for $0.3 and $0.5 million, respectively, partially offset by a decline in the Puerto Rico Lab operation of $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant. When compared to the same period last year, gross margin decreased 1.7 percentage points. The net decrease in gross margin is mainly attributable to Puerto Rico less favorable consulting project margins. Selling, general and administrative expenses were approximately $2.2 million, a net decrease of $562,000 when compared to the same period last year. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel. These factors contributed to our net loss before income tax and Transition Tax of approximately $91,000, an earnings improvement of approximately $612,000, when compared to the same period last year. (See “Results of Operations” below.)

The long-term impacts of the Hurricanes, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide lifescience manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2018 and 2017, (dollars in thousands) and as a percentage of revenue:

	Three months ended April 30,				Six months ended April 30,
	2018		2017		2018		2017
Revenues	$4,404	100.0%	$3,921	100.0%	$8,617	100.0%	$7,967	100.0%
Cost of services	3,397	77.1%	2,880	73.5%	6,527	75.7%	5,894	74.0%
Gross profit	1,007	22.9%	1,041	26.5%	2,090	24.3%	2,073	26.0%
Selling, general and administrative costs	1,156	26.3%	1,366	34.8%	2,220	25.8%	2,782	34.9%
Other income (expense), net	21	0.5%	2	0.1%	39	0.4%	6	0.1%
Loss before income tax and US Tax Reform Transition Tax	(128)	-2.9%	(323)	-8.2%	(91)	-1.1%	(703)	-8.8%
Income tax and US Tax Reform Transition Tax expense	-	-%	-	-%	2,701	31.3%	2	-%
Net loss	(128)	-2.9%	(323)	-8.2%	(2,792)	-32.4%	(705)	-8.8%

Revenues. Revenues for the three and six months ended April 30, 2018 were $4.4 and $8.6 million, respectively, an increase of approximately $0.5 and $0.7 million, or 12.3% and 8.2%, respectively, when compared to the same periods last year.

The increase for the three months ended April 30, 2018, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico consulting market of approximately $0.5 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The increase for the six months ended in April 30, 2018, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico and European consulting markets of $0.3 and $0.5 million, respectively, partially offset by a decline in the Puerto Rico Lab operation of $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. The decrease of 3.6 and 1.7 percentage points in gross margin for the three months and six months ended April 30, 2018, respectively, is mainly attributable to the less favorable Puerto Rico consulting project margins when compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2018 were approximately $1.2 and $2.2 million, a decrease of approximately $0.2 million and $0.6 million when compared to the same periods last year, respectively. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to the effect of the $2.7 million non-recurring Transition Tax imposed by the Tax Reform over the Company’s E&Ps. For additional information on the Transition Tax, see Note C of the Company’s condensed consolidated financial statements included herewith.

Net Loss. For the three and six months ended April 30, 2018, our loss before income tax and US Tax Reform Transition Tax was approximately $128,000 and $91,000, respectively, an improvement of $195,000 and $612,000 when compared to the same periods last year, respectively. The variance is mainly attributable to a slight improvement in revenue, plus savings in operational support expenses.

After considering the Tax Reform $2.7 million Transition Tax adjustment recorded on our first quarter of the current fiscal year, for the three and six months periods ended April 30, 2018 the Company sustained a net loss of approximately $0.1 and $2.8 million, respectively. This represents an improvement in net earnings of $195,000 for the three months ended April 30, 2018 and a decrease in earnings of $2.1 million for the six months ended April 30, 2018, when compared to the same periods last year.

For the three and six months ended April 30, 2018, loss before income tax and Transition Tax per common share for both basic and diluted was $0.006 and $0.004, respectively, an improvement of $0.008 and $0.026 per share, when compared to the same periods last year, respectively.

After considering income tax and the US Tax Reform Transition Tax adjustment recorded in the first quarter of the current fiscal year, loss per common share for both basic and diluted for the three and six months ended April 30, 2018 was $0.006 and $0.121, respectively, an improvement of $0.008 per share and a decline of $0.090 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2018, the Company had approximately $18 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the six-month period ended April 30, 2018, the Company repurchased 27,100 shares of its common stock.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2018 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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
●
Puerto Rico’s economy, including its governmental financial crisis and the impact of the Hurricanes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.
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

* Furnished herewith

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

Dated: June 14, 2018