Form 10-Q
period 2018-07-31
Pharma-Bio Serv, Inc.
filed 2018-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of September 7, 2018 was 23,062,531.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2018*	October 31, 2017**
ASSETS
Current assets:
Cash and cash equivalents	$15,188,876	$11,751,714
Marketable securities	38,713	26,600
Accounts receivable	5,179,579	7,208,054
Other	488,919	550,163
Total current assets	20,896,087	19,536,531

Property and equipment	1,991,967	2,390,545
Other assets	418,737	422,925
Total assets	$23,306,791	$22,350,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion-obligations under capital leases	$14,278	$13,949
Accounts payable and accrued expenses	1,787,178	1,526,904
Current portion of US Tax Reform Transition Tax and income taxes payable	252,903	2,067
Total current liabilities	2,054,359	1,542,920
US Tax Reform Transition Tax payable	2,485,000	-
Obligations under capital leases	49,506	59,795
Total liabilities	4,588,865	1,602,715

Stockholders' equity:
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,333,083 and 23,333,083 shares issued, and 23,062,531 and 23,089,631 shares outstanding, at July 31, 2018 and October 31, 2017, respectively	2,333	2,333
Additional paid-in capital	1,347,964	1,295,314
Retained earnings	17,498,402	19,560,131
Accumulated other comprehensive income	131,049	137,671
	18,979,748	20,995,449
Treasury stock, at cost; 270,552 and 243,452 common shares held at July 31, 2018 and October 31, 2017, respectively	(261,822)	(248,163)
Total stockholders' equity	18,717,926	20,747,286
Total liabilities and stockholders' equity	$23,306,791	$22,350,001

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
REVENUES	$5,215,428	$3,980,140	$13,832,217	$11,947,598

COST OF SERVICES	3,607,236	3,052,030	10,133,666	8,945,953

GROSS PROFIT	1,608,192	928,110	3,698,551	3,001,645

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,239,957	1,122,364	3,460,304	3,904,464

INCOME (LOSS) FROM OPERATIONS	368,235	(194,254)	238,247	(902,819)

OTHER INCOME, NET	397,948	32,622	436,599	38,145

INCOME (LOSS) BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	766,183	(161,632)	674,846	(864,674)

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	35,552	1,350	2,736,575	3,206

NET INCOME (LOSS)	$730,631	$(162,982)	$(2,061,729)	$(867,880)

BASIC EARNINGS (LOSSES) PER COMMON SHARE	$0.032	$(0.007)	$(0.089)	$(0.038)

DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$0.032	$(0.007)	$(0.089)	$(0.038)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,062,531	23,101,931	23,076,306	23,090,207

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,074,606	23,101,931	23,080,758	23,094,105

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
NET INCOME (LOSS)	$730,631	$(162,982)	$(2,061,729)	$(867,880)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss)	(54,292)	28,822	(18,735)	33,179
Net unrealized gain on available-for-sale-securities	2,494	11,044	12,113	11,067

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(51,798)	39,866	(6,622)	44,246

COMPREHENSIVE INCOME (LOSS)	$678,833	$(123,116)	$(2,068,351)	$(823,634)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$730,631	$(162,982)	$(2,061,729)	$(867,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition of vehicle	-	(19,092)	-	(19,092)
Stock-based compensation	17,550	19,775	52,650	63,875
Depreciation and amortization	153,736	88,229	456,342	298,335
Decrease (increase) in accounts receivable	1,377,089	(311,759)	2,085,929	(51,053)
Decrease (increase) in other assets	(138,071)	(101,792)	68,224	141,881
Increase (decrease) in liabilities	104,015	9,225	2,974,099	(768,298)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,244,950	(478,396)	3,575,515	(1,202,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(40,555)	(57,764)	(364,647)
Proceeds from disposition of vehicle	-	47,757	-	47,757
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	7,202	(57,764)	(316,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	-	(13,659)	(9,922)
Payments on obligations under capital lease	(3,347)	(42,502)	(9,960)	(52,415)
NET CASH USED IN FINANCING ACTIVITIES	(3,347)	(42,502)	(23,619)	(62,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(39,547)	6,290	(56,970)	5,561

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,202,056	(507,406)	3,437,162	(1,575,898)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,986,820	12,705,090	11,751,714	13,773,582
CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,188,876	$12,197,684	$15,188,876	$12,197,684
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-	$65
Interest	$519	$527	$1,610	$1,709
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$77,470	$-	$77,470
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$1,396	$1,202	$19,641	$21,803
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$-	$10
Disposed property and equipment with accumulated depreciation of $57,330 and $87,364 for the three and nine months ended July 31, 2017, respectively	$-	$85,995	$-	$116,029

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2018
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

As more fully detailed on Note J to the condensed consolidated financial statements, on August 13, 2018 the Company entered into an agreement to sell substantially all of its laboratory assets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2017 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2018 are not necessarily indicative of expected results for the full 2018 fiscal year.

The accompanying financial data as of July 31, 2018, and for the three-month and nine-month periods ended July 31, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2017.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2018, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2018 and October 31, 2017, the accumulated depreciation and amortization amounted to $2,746,826 and $2,293,329, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this report. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the July 31, 2017 condensed consolidated financial statements to conform them to the July 31, 2018 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

Recent accounting pronouncements

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue standard. The new standards are required to be adopted using either a full retrospective or a modified retrospective approach. The Company expects to adopt this standard using the modified retrospective approach beginning with the Company’s fiscal year 2019. Based on the Company’s preliminary assessment, it currently does not anticipate a material impact to the Company’s total revenues. The Company continues to review the impact that this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019 and may be adopted earlier. The Company continues to evaluate the impact that this new standard will have on its consolidated financial statements. The Company does not expect that this standard will have a material impact to its Consolidated Statements of Operations but expects that this standard will have a material impact on the assets and liabilities on its Consolidated Balance Sheets upon adoption.

Other recently issued FASB guidance and SEC Staff Accounting Bulletins have either been implemented, are not applicable to the Company, or will have limited effects upon the Company’s implementation.

NOTE B – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of July 31, 2018 and October 31, 2017:

Type of security as of July 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,568,600	$-	$-	$4,568,600
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(1,287)	38,713
Total interest-bearing and available-for-sale securities	$4,608,600	$-	$(1,287)	$4,607,313

Type of security as of October 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$-	$-	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	-	(13,400)	26,600
Total interest-bearing and available-for-sale securities	$4,540,000	$-	$(13,400)	$4,526,600

At July 31, 2018 and October 31, 2017, the above marketable securities included a 5.4% Puerto Rico Commonwealth Government Development Bank Bond maturing in August 2019, purchased at par for $95,000 and amortized by $55,000.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of July 31, 2018 and October 31, 2017:

Classification in the Consolidated Balance Sheets	July 31, 2018	October 31, 2017
Cash and cash equivalents	$4,568,600	$4,500,000
Marketable securities	38,713	26,600
Total available-for-sale securities	$4,607,313	$4,526,600

Cash and cash equivalents in the table above exclude cash in banks of approximately $10.6 million and $7.2 million as of July 31, 2018 and October 31, 2017, respectively.

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

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018, including the Transition Tax provisions which establishes measurement dates for various computations, November 2, 2017, December 31, 2017 and October 31, 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (E&Ps) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. However, the final Transition Tax due must be assessed with the Company's October 31, 2018 closing figures. The Transition Tax liability may be paid over a period of eight years starting on February 28, 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Reform enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. As described in the preceding paragraph, the Company’s accounting for certain elements of the Tax Reform is incomplete. However, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of approximately $2.7 million, as reflected in the condensed consolidated financial statements. The Company is continuing to gather additional information to precisely compute the amount of Transition Tax, and determine whether it will be paid over an eight-year period.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 39% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The business activity carried out in the United States by the Company’s subsidiary was taxed in the United States at a maximum regular federal income tax rate of 35%. Among the Tax Reform provisions, effective with the Company’s fiscal year ending on October 31, 2018, is a provision whereby the regular federal income tax rate is reduced to a 23.5% blended rate and 21% thereafter.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2013 (2012 for Puerto Rico) through 2017 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

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

The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased directly from directors or officers of the Company. As of July 31, 2018 and October 31, 2017, pursuant to the program, a total of 270,552 and 243,452 shares of the Company’s common stock were purchased for an aggregate amount of $261,822 and $248,163, respectively.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share	$730,631	$(162,982)	$(2,061,729)	$(867,880)
Weighted average number of common shares - used to compute basic earnings (losses) per share	23,062,531	23,101,931	23,076,306	23,090,207
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to issue common stock	-	-	-	3,782
Effect of options to purchase common stock	12,075	-	4,452	116
Weighted average number of common shares - used to compute diluted earnings (losses) per share	23,074,606	23,101,931	23,080,758	23,094,105

For the three-month and nine-month periods ended July 31, 2018 and 2017, warrants for the purchase of 1,000,000 shares of common stock were not considered in computing diluted earnings (losses) per share because the effect was antidilutive. In addition, options for the purchase of 620,000 shares of common stock for the three-month and nine-month periods ended July 31, 2018, and 660,000 shares of common stock for the three-month and nine-month periods ended July 31, 2017, respectively, were not included in computing diluted earnings (loss) per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and Cash Equivalents
The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets the Company serves, the Company also maintains cash deposits in foreign banks, which tend not to be significant and have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to two customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2018 and 2017. During the three months ended July 31, 2018, revenues from these customers were 9.8% and 22.6%, or a total of 32.4%, as compared to the same period last year of 14.9% and 2.9%, or a total of 17.8%, respectively. During the nine months ended July 31, 2018, revenues from these customers were 14.0% and 13.1%, or a total of 27.1%, as compared to the same period last year of 13.4% and 1.2%, or a total of 14.6%, respectively. At July 31, 2018, amounts due from these customers represented 35.3% of the Company’s total accounts receivable balance. This major customers information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, three global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2018 and 2017. During the three months ended July 31, 2018, aggregate revenues from these global groups of affiliated companies were 9.8%, 22.6% and 11.1%, or a total of 43.5%, as compared to the same period last year for 14.9%, 2.9%, and 11.9%, or a total of 29.7%, respectively. During the nine months ended July 31, 2018, aggregate revenues from these global group of affiliated companies were 14.0%, 13.1% and 5.7%, or a total of 32.8%, as compared to the same period last year for 13.4%, 1.2% and 11.4%, or a total of 26.0%, respectively. At July 31, 2018, amounts due from these global groups of affiliated companies represented 39.9% of total accounts receivable balance.

NOTE H – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Company’s insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier on July 2018 for the aggregate amount of approximately $148,000. Business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored is currently being assessed by the Company’s insurance provider. Based on current accounting guidance, the insurance proceeds are being recognized upon collection, as a gain contingency against other income in the accompanying condensed financial statements.

Administered and disbursed by the Puerto Rico Treasury Department, the United States federal government granted a salaries subsidy (the “Salaries Subsidy”) to Puerto Rico employers which retained employees for the period since the Hurricanes until the sooner of (i) when the employer operations were fully able to operate, or (ii) December 31, 2017. During July 2018, the Company’s Puerto Rico subsidiaries applied and collected from the Salaries Subsidy an aggregate amount of approximately $220,000. This Salaries Subsidy was recorded against other income in the accompanying condensed financial statements.

NOTE I - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenues from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2018 and 2017. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
REVENUES:
Puerto Rico consulting	$3,825,156	$2,811,850	$9,737,886	$8,362,141
United States consulting	684,051	366,353	1,311,882	1,015,175
Europe consulting	111,156	214,761	1,042,086	576,032
Lab (microbiological and chemical testing)	549,380	527,886	1,611,954	1,730,072
Other segments¹	45,685	59,290	128,409	264,178
Total consolidated revenues	$5,215,428	$3,980,140	$13,832,217	$11,947,598

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$596,529	$(168,749)	$708,625	$(294,998)
United States consulting	42,737	81,202	(132,964)	(294,010)
Europe consulting	(114,873)	(59,758)	12,151	(151,726)
Lab (microbiological and chemical testing)	(17,014)	(76,163)	(236,511)	(296,763)
Other segments¹	258,804	61,836	323,545	172,823
Total consolidated income before taxes	$766,183	$(161,632)	$674,846	$(864,674)

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico, United States and Brazil. These activities include a Brazilian compliance consulting division, technical seminars/training division, a calibrations division and corporate headquarters, as applicable.

Long lived assets (property and equipment and intangible assets) as of July 31, 2018 and October 31, 2017, and related depreciation and amortization expense for the three and nine months ended July 31, 2018 and 2017, were concentrated in the Lab in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statement of cash flows are mainly related to the Lab.

NOTE J – SUBSEQUENT EVENT

On August 13, 2018, a subsidiary of the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to sell substantially all of its laboratory business assets (the “Laboratory Assets”) to a third party (the “Buyer”) as part of its manufacturing operations. Pursuant to the Purchase Agreement, the aggregate consideration to be paid by the Buyer for the Laboratory Assets, in addition to the assumption of certain assumed liabilities as set forth in the Purchase Agreement, is $5,000,000 payable at closing as follows: (i) $1,750,000 in cash, (ii) $3,000,000 in the form of a promissory note payable over two years, and (iii) the application of $250,000 previously paid by the Buyer as a deposit. In connection with the Purchase Agreement, the Buyer deposited the cash consideration into an escrow account pursuant to an Escrow Agreement, dated August 13, 2018. The Company anticipates that the closing of the transaction will occur within sixty days of signing the Purchase Agreement, subject to customary closing conditions.

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

We consider our core business to be FDA and international agencies regulatory compliance consulting related services. Within our portfolio of services, we also provide microbiological and chemical laboratory testing services to our core industries already serviced in Puerto Rico. However, we recently decided to concentrate and refocus our efforts on consulting services. As a result, on August 13, 2018, we entered into an agreement with a third party to sell substantially all of our laboratory business assets for $5 million. The Company anticipates that the closing of the transaction will occur within sixty days from the agreement date. For further details see Note J to the condensed consolidated financial statements included herewith.

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

As more fully disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017, during September 2017, our Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (the “Hurricanes”). Within a few days of the last hurricane affecting Puerto Rico in September 2017, we resumed operations using a diesel power generator at our Puerto Rico facilities. Our electrical power and other basic utilities were restored on November 22, 2017. By April 30, 2018, our clients’ businesses in Puerto Rico were restored. The Company’s insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier in July 2018 for the aggregate amount of approximately $148,000. Business interruption losses and additional expenses incurred by us until electrical power and other basic utilities were restored is currently being assessed by our insurance provider. As a result of the Hurricanes, the United States federal government granted a salaries subsidy to Puerto Rico employers which retained employees for a specific period of time. During July 2018, the Company’s Puerto Rico subsidiaries applied and collected an aggregate amount of approximately $220,000 related to this salary subsidy. (See Note H to our condensed consolidated financial statements for further details.)

As more fully disclosed in Note C of the Company’s condensed consolidated financial statements included herewith, we are subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable within eight years starting on February 2019. The payment will be funded from our working capital.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2018 and 2017, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2018		2017		2018		2017
Puerto Rico	$4,409	84.6%	$3,377	84.9%	$11,447	82.8%	$10,332	86.5%
United States	684	13.1%	366	9.2%	1,312	9.5%	1,015	8.5%
Europe	111	2.1%	215	5.4%	1,042	7.5%	576	4.8%
Other	11	0.2%	22	0.5%	31	0.2%	24	0.2%
	$5,215	100.0%	$3,980	100.0%	$13,832	100.0%	$11,947	100.0%

For the nine-month period ended July 31, 2018, revenues for the Company were $13.8 million, an increase of $1.9 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico, US and European consulting markets of $1.4, $0.3 and $0.4 million, respectively, partially offset by a decline in each of the Puerto Rico Lab and Calibration operations of $0.1 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant. When compared to the same period last year, gross margin increased 1.6 percentage points. The net increase in gross margin is mainly attributable to recent favorable Puerto Rico consulting project margins when compared to the same period last year. Selling, general and administrative expenses were approximately $3.5 million, a net decrease of $444,000 when compared to the same period last year. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel. During July 2018, we received non-recurring proceeds from the insurance claim for property damages resulting from the Hurricanes and Salaries Subsidy of approximately $148,000 and $220,000, respectively. These factors contributed to our income before income tax and US Tax Reform Transition Tax expense of approximately $675,000, an earnings improvement of approximately $1,540,000, when compared to the same period last year. (See “Results of Operations” below.)

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

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2018 and 2017, (dollars in thousands) and as a percentage of revenue:

	Three months ended July 31,				Nine months ended July 31,
	2018		2017		2018		2017
Revenues	$5,215	100.0%	$3,980	100.0%	$13,832	100.0%	$11,947	100.0%
Cost of services	3,607	69.2%	3,052	76.7%	10,134	73.3%	8,946	74.9%
Gross profit	1,608	30.8%	928	23.3%	3,698	26.7%	3,001	25.1%
Selling, general and administrative costs	1,240	23.7%	1,122	28.2%	3,460	25.0%	3,904	32.7%
Other income, net	398	7.6%	32	0.8%	437	3.2%	38	0.3%
Net income (loss) before income tax and US Tax Reform Transition Tax	766	14.7%	(162)	-4.1%	675	4.9%	(865)	-7.3%
Income tax and US Tax Reform Transition Tax expense	35	0.7%	1	-%	2,737	19.8%	3	-%
Net income (loss)	731	14.0%	(163)	-4.1%	(2,062)	-14.9%	(868)	-7.3%

Revenues. Revenues for the three and nine months ended July 31, 2018 were $5.2 and $13.8 million, respectively, an increase of approximately $1.2 and $1.9 million, or 31.0% and 15.8%, respectively, when compared to the same periods last year.

The increase for the three months ended July 31, 2018, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of approximately $1.0 and $0.3 million, respectively, partially offset by a decrease on the European division of $0.1 million. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The increase for the nine months ended in July 31, 2018, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico, US and European consulting markets of $1.4, $0.3 and $0.4 million, respectively, partially offset by a decline in each of the Puerto Rico Lab and Calibration operations of $0.1 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. The increase of 7.5 and 1.6 percentage points in gross margin for the three months and nine months ended July 31, 2018, respectively, is mainly attributable to recent favorable Puerto Rico consulting project margins when compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2018 were approximately $1.2 and $3.5 million, an increase of approximately $0.1 million and a decrease of $0.4 million, when compared to the same periods last year, respectively. The increase for the three months ended July 31, 2018 is mainly related to various non-recurring general expenses incurred during the period, including those related to the anticipated sale of substantially all of our laboratory business assets. The decrease for the nine-month period ended July 31, 2018 is mainly attributable to cost reduction measures adopted since the end of fiscal year 2017 geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel.

Other Income and Expense, net. Other income for both the three and nine-months periods ended on July 31, 2018 increased by approximately $0.4 million, when compared to the same periods last year. The increase is mainly attributable to proceeds from the Salaries Subsidy and insurance claim for property damages resulting from the Hurricanes of approximately $220,000 and $148,000, respectively, collected during July 2018. For additional information see Note H to the Company’s condensed consolidated financial statements included herewith.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to the effect of the $2.7 million non-recurring Transition Tax imposed by the Tax Reform over the Company’s E&Ps. For additional information on the Transition Tax, see Note C of the Company’s condensed consolidated financial statements included herewith.

Net Income (Loss). For the three and nine months ended July 31, 2018, our income before income tax and US Tax Reform Transition Tax was approximately $766,000 and $675,000, respectively, an improvement of $928,000 and $1,540,000 when compared to the same periods last year, respectively. The variance is mainly attributable to the improvement in revenue, savings in operational support expenses, and the proceeds from the Salaries Subsidy and insurance claim for property damages resulting from the Hurricanes.

After considering the Tax Reform $2.7 million Transition Tax adjustment recorded during our first quarter of the current fiscal year, for the three and nine months periods ended July 31, 2018 we attained net income of $0.7 million and a net loss of $2.1 million, respectively. This represents an improvement in net earnings of $0.9 million for the three months ended July 31, 2018 and a decrease in earnings of $1.2 million for the nine months ended July 31, 2018, when compared to the same periods last year.

For the three and nine months ended July 31, 2018, net income (loss) before income tax and Transition Tax per common share for both basic and diluted was $0.033 and $0.029, respectively, an improvement of $0.040 and $0.066 per share, when compared to the same periods last year, respectively.

After considering the income tax and the US Tax Reform Transition Tax adjustment recorded during the first quarter of the current fiscal year, net income (loss) per common share for both basic and diluted for the three and nine months ended July 31, 2018 was an earnings of $0.032 and a loss of $0.089, respectively, an improvement of $0.039 per share and a decline of $0.051 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2018, the Company had approximately $18.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the nine-month period ended July 31, 2018, the Company repurchased 27,100 shares of its common stock.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2018.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2018 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Dated: September 14, 2018