Form 10-K
period 2018-10-31
Pharma-Bio Serv, Inc.
filed 2019-01-29
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2018 (the last business day of the second quarter of the registrant’s current fiscal year), was $8,003,365.

The number of shares of the registrant’s common stock outstanding as of January 25, 2019 was 22,997,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2018

PART I

ITEM 1.  BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. is a Delaware corporation, organized in 2004 under the name Lawrence Consulting Group, Inc. In February 2006, our corporate name was changed to Pharma-Bio Serv, Inc. ("Pharma-Bio" or the “Company”). On January 25, 2006, pursuant to an agreement and plan of merger, Pharma-Bio acquired Pharma-Bio Serv PR, Inc. (“Pharma-PR”). Pharma-PR's business was established as a sole proprietorship in 1993 and incorporated in 1997 to offer compliance consulting services to the pharmaceutical industry. The business operations provide services to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies principally in Puerto Rico, the United States, Europe and Brazil.

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709. The financial information about our reporting segments appear in Note N to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

We believe the most significant factors to achieving future business growth include our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced consultants; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe, Brazil and other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients and potential clients. Our business is affected to the extent economic conditions impact the decisions of our clients and potential clients to establish operations or to continue or expand their existing operations.

Our revenue is derived from (i) time and materials contracts (representing approximately 99% of total revenue), where the clients are charged for the time, materials and expenses incurred on a particular project or service and (ii) fixed-fee contracts or from “not to exceed” contracts (approximately 1% of total revenue), which are generally short-term contracts, in which the value of the contract cannot exceed a stated amount. For time and materials contracts, our revenue is principally a function of the number of consultants and the number of hours billed per consultant. To the extent that our revenue is based on fixed-fee or “not to exceed” contracts, our ability to operate profitably is dependent upon our ability to estimate accurately the costs that we will incur on a project and to manage and monitor the project. If we underestimate our costs on any contract, we could sustain a loss on the contract or its profitability might be reduced.

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

During the year ended October 31, 2017 and most of the year ended October 31, 2018, we operated in four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Europe technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). On September 17, 2018, based on a corporate strategy to refocus the Company on consulting services, the Company sold substantially all of its laboratory business assets. As a result of the sale, the Company currently operates three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing to expand our services in the United States, European and Brazilian markets as part of our growth strategy, while maintaining our position in the Puerto Rico market. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follow:

●
Growth in consulting services in each technical service, quality assurance, regulatory compliance, technology transfer, validation, engineering, and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

●
Continue to enhance our technical consulting services through internal growth and acquisitions that provide solutions to our customers’ needs;

●
Motivate our consulting and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

●
Create a pleasant corporate culture and emphasize operational quality, safety and timely service;

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2018 and 2017. During the years ended October 31, 2018 and 2017, these customers accounted for, in the aggregate, 34.7% and 25.9% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 25 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	48	Chief Executive Officer, President and President of European Operations

Pedro J. Lasanta	59	Chief Financial Officer, Vice President - Finance and Administration and Secretary

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011.  Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme (“MSD”), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010.  He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000.  Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. He also has a US Regulatory Affairs certification from the Regulatory Affairs Professional Society. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

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

Risks That Relate to our Business

Because our business is concentrated in the life science and medical devices industries in Puerto Rico, the United States, Europe and Brazil, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.

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

Companies in the pharmaceutical and related industries for which we perform services are subject to economic pressures, which affect their global operations, and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve entirely, which could significantly impair our ability to generate revenue and realize a profit.

Puerto Rico’s economy, including its governmental financial crisis and the impact of Hurricanes Irma and Maria (the “Hurricanes”), may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis and the impacts of the Hurricanes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. The damage resulting from the Hurricanes to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

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

Customers and other companies with operations in Puerto Rico will be affected by the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”) enacted on December 22, 2017. The Reform places a new 12.5 percent excise tax on profits derived from patents and other intangible assets supporting their Puerto Rican plants. Also, among other provisions, the Reform established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”). In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely on the foreign location. As a result, the Reform affects the tax business model of various US companies and their subsidiaries doing business in Puerto Rico and other foreign jurisdictions, making them a less attractive investment. Consequently, this affects the willingness of such companies to continue, expand and/or bring new operations to Puerto Rico, which may impair our ability to generate business in this market.

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

Since July 2008, we have held certification as a "minority-controlled company" as defined by the National Minority Supplier Development Council and Growth Initiative ("NMSDC"). The certification allows us to participate in corporate diversity programs available from various potential customers in the United States and Puerto Rico. The certification is subject to renewal every year. Our business and operating results may be adversely impacted if we are unable to maintain our certification as a minority-controlled company.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2018 and 2017, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2018 and 2017, three customers accounted for, in aggregate, approximately 34.7% and 25.9% of total revenue, respectively.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In July 2016, the Company renegotiated a lease agreement, effective as of January 1, 2016, with an affiliate of our Chairman of the Board, for our headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. The Sublease calls for monthly rental payments of $17,950 each, with an initial term commencing on September 17, 2018 through December 31, 2019, a one-year renewal option, followed by a second renewal option of five years.

Also, the Company maintains an office facility in Madrid, Spain, which are under a month-to-month lease with monthly payment of approximately $1,000.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. Any over the counter market quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

On January 25, 2019, there were approximately 64 holders of record of our common stock.

On October 26, 2018, the Company paid a cash dividend of $0.075 per share to shareholders of record at the close of business on October 15, 2018.  The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	160,000	$1.6650	-
2014 Long-Term Incentive Plan	329,600	$0.8238	1,760,000
Total	489,600		1,760,000

The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further stock options may be issued under this equity compensation plan since its term ended in October 2015.

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

 The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three-month period ended October 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2018 through August 31, 2018	-	$-	-	1,729,448
September 1, 2018 through September 30, 2018	21,700	$0.92	21,700	1,707,748
October 1, 2018 through October 31, 2018	23,152	$0.99	23,152	1,684,596
Total	44,852	$0.96	44,852

(1)
On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company.

On November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Company’s Stock Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

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

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Spain and Brazil and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

We consider our core business to be Food and Drug Administration (“FDA”) and international agencies regulatory compliance consulting related services. Accordingly, based on a corporate strategy to refocus the Company on consulting services, on September 17, 2018, we sold substantially all of our laboratory business assets (the “Laboratory Assets”) and discontinued our efforts on pursuing businesses that were not considered significant to the Company, including calibrations and a small laboratory in Spain. The sale of the Laboratory Assets for $5 million generated a net tax gain of approximately $2.7 million. For further details see Note B to our consolidated financial statements.

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

As more fully disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017, during September 2017, our Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (the “Hurricanes”). Within a few days of the last hurricane affecting Puerto Rico in September 2017, we resumed operations using a diesel power generator at our Puerto Rico facilities. Our electrical power and other basic utilities were restored on November 22, 2017. By April 30, 2018, our clients’ businesses in Puerto Rico were restored. The Company’s insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier in July 2018 for the aggregate amount of approximately $148,000. Business interruption losses and additional expenses incurred by us until electrical power and other basic utilities were restored is currently being assessed by our insurance provider. As a result of the Hurricanes, the United States federal government granted a salaries subsidy to Puerto Rico employers which retained employees for a specific period of time. During July 2018, the Company’s Puerto Rico subsidiaries applied and collected an aggregate amount of approximately $220,000 related to this salary subsidy. (See Note M to our consolidated financial statements for further details.)

As more fully disclosed in Note F of the Company’s consolidated financial statements included herewith, we are subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable over eight years starting on February 2019. The payment will be funded from our working capital.

The following table sets forth information as to our revenue for the years ended October 31, 2018 and 2017, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2018		2017
Puerto Rico	$14,439	81.1%	$10,936	82.2%
United States	2,138	12.0%	1,217	9.2%
Europe	1,153	6.5%	1,088	8.2%
Other	67	0.4%	56	0.4%
	$17,797	100.0%	$13,297	100.0%

  For the year ended October 31, 2018, the Company’s revenues from continuing operations were $17.8 million, an increase of $4.5 million when compared to last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico, US and European consulting markets of $3.5, $0.9 and $0.1 million, respectively. When compared to the same period last year, gross margin increased 3.1 percentage points. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $4.6 million, a net decrease in expenses of approximately $0.1 million as compared to last year. The decrease is mainly attributable to cost reduction measures geared to align our operational support expenses to the market conditions. These reductions include the closing of operational satellite offices and the net reduction of business development and global support personnel. During July 2018, we received non-recurring proceeds from the insurance claim for property damages resulting from the Hurricanes and related federal Salaries Subsidy of approximately $148,000 and $220,000, respectively. These factors contributed to our income before income tax and US Tax Reform Transition Tax expense of approximately $1.5 million, an earnings improvement of approximately $2.3 million, when compared to last year. For the year ended October 31, 2018, discontinued operations net loss from operations through disposal and the net gain on disposal were $0.2 million and $2.7 million, respectively. These factors resulted in a net income for the year ended October 31, 2018 of approximately $1.3 million, an increase in net earnings of $2.7 million, when compared to last year. (See “Results of Operations” below.)

The long-term impacts of the Hurricanes, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local economy and global economy, changes in tax laws and healthcare reform, and worldwide life science manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

On September 17, 2018, the Company sold substantially all of its Laboratory Assets. Accordingly, the operations of the Lab are treated as a discontinued operation in the following table that sets forth our statements of operations for the year ended October 31, 2018 and 2017 (dollars in thousands, and as a percentage of revenues for continuing operations only):

	Year ended October 31,
	2018		2017
Revenues	$17,797	100.0%	$13,297	100.0%
Cost of services	12,110	68.0%	9,455	71.1%
Gross profit	5,687	32.0%	3,842	28.9%
Selling, general and administrative expenses	4,599	25.8%	4,660	35.0%
Other income, net	436	2.4%	44	0.3%
Income (loss) from continuing operations before income taxes	1,524	8.6%	(774)	-5.8%
Income tax and US Tax Reform transition tax expense	2,785	15.6%	4	0.1%
Net loss from continuing operations	(1,261)	-7.1%	(778)	-5.9%

Discontinued operations, net of tax
Net loss from operations through disposal	(171)		(637)
Gain on disposal	2,712		-
Net income (loss) from discontinued operations	2,541		(637)

Net income (loss)	1,280		(1,415)

Revenues. Revenues from continuing operations for the year ended October 31, 2018 were $17.8 million, an increase of approximately $4.5 million, or 34%, when compared to last year. The increase is mainly attributable to increases in projects in the Puerto Rico, US and European consulting markets of $3.5, $0.9 and $0.1 million, respectively.

Cost of Services; gross profit. The overall gross profit from continuing operations for the year ended in October 31, 2018 reflected a gross profit net increase of 3.1 percentage points, when compared to last year. The favorable variance is mainly attributable to favorable non-recurring consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations for the year ended in October 31, 2018 were approximately $4.6 million, a net decrease in expenses of approximately $0.1 million as compared to last year. The decrease is mainly attributable to cost reduction measures adopted since the end of fiscal year 2017 geared to align our operational support expenses to the market conditions. These reductions include, among others, the closing of operational satellite offices and the net reduction of business development and global support personnel.

Other Income, net. Other income for the year ended on October 31, 2018 increased by approximately $0.4 million, when compared to last year. The increase is mainly attributable to proceeds from the Salaries Subsidy and insurance claim for property damages resulting from the Hurricanes of approximately $220,000 and $148,000, respectively, collected during July 2018. For additional information see Note M to the Company’s consolidated financial statements included herewith.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to the effect of the $2.7 million non-recurring Transition Tax imposed by the Tax Reform over the Company’s E&Ps. For additional information on the Transition Tax, see Note F of the Company’s consolidated financial statements included herewith.

Net Income (Loss) from Continuing Operations. For the year ended October 31, 2018, our income before income tax and US Tax Reform Transition Tax from continuing operations was approximately $1.5 million, an improvement of approximately $2.3 million when compared to last year. The variance is mainly attributable to the improvement in revenue, savings in operational support expenses, and the proceeds from the Salaries Subsidy and insurance claim for property damages resulting from the Hurricanes.

After considering the $2.7 million Tax Reform Transition Tax adjustment recorded during our first quarter of the current fiscal year, for the year ended October 31, 2018 we attained a net loss from continuing operations of $1.3 million. This represents a decrease in earnings from continuing operations of $0.5 million when compared to last year.

For the year ended October 31, 2018, net income before income tax and Transition Tax from continuing operations per common share for both basic and diluted was $0.066, an improvement of $0.100 per share when compared to the last year.

For the year ended October 31, 2018, after considering the income tax and the US Tax Reform Transition Tax adjustment recorded during the first quarter of the current fiscal year, net loss from continuing operations per common share for both basic and diluted was $0.055, a decline of $0.021 per share when compared to the last year.

Net Income (Loss) from Discontinued Operations. On September 17, 2018, the Company completed the sale of its Laboratory Assets for $5 million. The gain related to this transaction of approximately $2.7 million, net of a preferential income tax rate, is included as a component of discontinued operations for the year ended October 31, 2018.

Losses per share, basic and diluted, for discontinued operations through disposal date were $0.007 and $0.028, for the years ended October 31, 2018 and 2017, respectively. For the year ended October 31, 2018 the earnings per share, basic and diluted, for the gain on the disposal of the discontinued operations was $0.117.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2018, the Company had approximately $20.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2018 and 2017, the Company repurchased 71,952 and 26,500 shares of its common stock, respectively.

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

To the extent that we pursue possible opportunities to expand our operations, either by acquisition or by the establishment of operations in a new market, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2018.

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

Segments - During the year ended October 31, 2017, the Company operated four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Europe technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). On September 17, 2018 the Company sold substantially all of its Laboratory Assets. As a result of the sale, the Company currently operates three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments as continuing operations, while the Lab is presented as a discontinued operation.

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

Revenue Recognition Continuing operations - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 99% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Revenue Recognition Discontinued operations - Laboratory testing revenue is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer).

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2018, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Earnings (Loss) Per Share of Common Stock - Basic earnings (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilution of common stock equivalents. The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2018.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2018, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2018, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2018, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2018, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2018, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

			Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated August 13, 2018 by and between Scienza Labs, Inc. and Romark Global Pharma, LLC (1)	8-K	000-50956	2.1	8/17/18
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.13	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.14	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.15	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.16	Consulting Agreement Amendment, dated January 2, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018.	8-K	000-50956	10.1	1/8/18
10.17	Consulting Agreement Amendment, dated December 31, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019.	8-K	000-50956	10.1	1/4/19
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries	10-K	000-50956	21.1	1/29/2018
23.1*	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	1/29/2018
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2018
101.SCH*	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2018
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2018
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2018
101.LAB*	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2018
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2018
———————
*
Filed herewith
**
Furnished herewith

(1)
The schedule and similar attachments to the Asset Purchase Agreement have been omitted from this listing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the US Securities Exchange Commission upon request.

Exhibits 10.1 through 10.17 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: January 29, 2019	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2019
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2019
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2019
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2019
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2019
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2019
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2019
Irving Wiesen

PHARMA-BIO SERV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at October 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2006.

/S/ CROWE PR PSC
San Juan, Puerto Rico

January 29, 2019
Puerto Rico Society of Certified Public Accountants
Stamp number E351186 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2018 and 2017

	October 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$16,029,920	$11,591,548
Marketable securities	44,475	26,600
Accounts receivable	5,193,385	6,317,390
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,750,000	-
Prepaids and other assets	394,017	443,464
Assets of discontinued operations	-	3,297,462
Total current assets	23,411,797	21,676,464

Promissory note receivable due from sale of assets from discontinued operations	1,250,000	-
Property and equipment	298,020	250,612
Other assets	418,495	422,925
Total assets	$25,378,312	$22,350,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$13,768	$13,949
Accounts payable and accrued expenses	2,140,001	1,416,698
Current portion of US Tax Reform Transition Tax and income taxes payable	411,903	2,067
Liabilities of discontinued operations	-	110,206
Total current liabilities	2,565,672	1,542,920

US Tax Reform Transition Tax payable	2,485,000	-
Obligations under capital leases	46,027	59,795
Other liabilities	17,950	-
Total liabilities	5,114,649	1,602,715

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,373,817 and 23,333,083 shares issued, and 23,058,413 and 23,089,631 shares outstanding at October 31, 2018 and 2017, respectively	2,337	2,333
Additional paid-in capital	1,346,956	1,295,314
Retained earnings	19,111,111	19,560,131
Accumulated other comprehensive loss	107,947	137,671
	20,568,351	20,995,449
Treasury stock, at cost; 315,404 and 243,452 common shares held at October 31, 2018 and 2017, respectively	(304,688)	(248,163)
Total stockholders' equity	20,263,663	20,747,286
Total liabilities and stockholders' equity	$25,378,312	$22,350,001

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2018 and 2017

	Years ended October 31,
	2018	2017
REVENUES	$17,797,425	$13,297,598

COST OF SERVICES	12,110,618	9,455,274

GROSS PROFIT	5,686,807	3,842,324

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,598,545	4,660,027

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,088,262	(817,703)

OTHER INCOME, NET OF FOREIGN EXCHANGE SETTLEMENT	435,527	43,751

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,523,789	(773,952)

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	2,785,525	3,866

NET LOSS FROM CONTINUING OPERATIONS	(1,261,736)	(777,818)

DISCONTINUED OPERATIONS, NET OF TAX:
NET LOSS FROM OPERATIONS THROUGH DISPOSAL	(170,774)	(637,091)
GAIN ON DISPOSAL	2,712,244	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,541,470	(637,091)

NET INCOME (LOSS)	$1,279,734	$(1,414,909)

BASIC AND DILUTED LOSSES PER COMMON SHARE (Continuing operations)	$(0.055)	$(0.034)
BASIC AND DILIUTED EARNINGS (LOSSES) PER COMMON SHARE (Discontinued operations)	$0.110	$(0.027)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,080,995	23,096,547

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,096,252	23,099,376

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2018 and 2017

	Years ended October 31,
	2018	2017

NET INCOME (LOSS)	$1,279,734	$(1,414,909)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss):
Net unrealized gain	73,538	35,029
Intercompany balances foreign exchange settlement, included in net income	(121,137)	262,240
Net unrealized gain on available-for sale securities	17,875	6,317

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(29,724)	303,586

COMPREHENSIVE INCOME (LOSS)	$1,250,010	$(1,111,323)

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2018 and 2017

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT OCTOBER 31, 2016	23,226,268	$2,323	-	$-	$1,231,439	$20,975,050	$(165,915)	$(232,736)	$21,810,161

STOCK-BASED COMPENSATION	-	-	-	-	63,875	-	-	-	63,875

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	90,318	9	-	-	-	(9)	-	-	-

ISSUANCE OF COMMON STOCK PURSUANT TO RESTRICTED STOCK AGREEMENTS WITH EMPLOYEES	16,497	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (26,500 SHARES)	-	-	-	-	-	-	-	(15,427)	(15,427)

NET LOSS	-	-	-	-	-	(1,414,909)	-	-	(1,414,909)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	303,586	-	303,586

BALANCE AT OCTOBER 31, 2017	23,333,083	2,333	-	-	1,295,314	19,560,131	137,671	(248,163)	20,747,286

STOCK-BASED COMPENSATION	-	-	-	-	51,642	-	-	-	51,642

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	40,734	4	-	-	-	(4)	-	-	-

PURCHASE OF TREASURY STOCK (71,952 SHARES)	-	-	-	-	-	-	-	(56,525)	(56,525)

NET INCOME	-	-	-	-	-	1,279,734	-	-	1,279,734

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(29,724)	-	(29,724)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,728,750)	-	-	(1,728,750)

BALANCE AT OCTOBER 31, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2018 and 2017

	Years ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,279,734	$(1,414,909)
Add: net (income) loss from discontinued operations	(2,541,470)	637,091
Net loss from continuing operations	(1,261,736)	(777,818)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Gain on disposition of property and equipment	(6,000)	(19,092)
Stock-based compensation	51,642	63,875
Depreciation and amortization	74,601	107,679
Decrease in accounts receivable	1,158,809	139,866
Decrease in other assets	64,815	21,426
Increase (decrease) in liabilities	3,636,553	(458,603)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	3,718,684	(922,667)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Acquisition of property and equipment	(122,009)	(56,973)
Proceeds from disposition of property and equipment	6,000	47,757
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(116,009)	(9,216)
CASH FLOW FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repurchase of common stock	(56,525)	(15,427)
Payments on obligations under capital lease	(13,949)	(55,678)
Cash dividends paid to shareholders	(1,728,750)	-
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(1,799,224)	(71,105)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(93,805)	1,393
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,709,646	(1,001,595)
DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	728,726	(785,707)
Net cash provided by (used in) investing activities	2,000,000	(394,732)
Net cash used in financing activities	-	-
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	2,728,726	(1,180,439)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,438,372	(2,182,034)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	11,591,548	13,773,582
CASH AND CASH EQUIVALENTS – END OF YEAR	$16,029,920	$11,591,548

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$65
Interest	$1,498	$2,946
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Promissory note receivable received from sale of assets om discontinued operations	$3,000,000	$-
Property and equipment with accumulated depreciation of $32,795 and $87,364 disposed during the years ended October 31, 2018 and 2017, respectively	$32,795	$116,029
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$77,470
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$16,691	$42,471
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock units agreements	$4	$10

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2018 and 2017

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation currently inactive, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and until September 17, 2018 microbiological and chemical laboratory testing.

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). See Note B for further information.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segments

During the year ended October 31, 2017, the Company operated in four reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, (iii) Europe technical compliance consulting, and (iv) a Puerto Rico microbiological and chemical laboratory testing division (“Lab”). On the Sales Closing Date the Company sold substantially all of its Laboratory Assets. As a result of the sale, the Company currently operates three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments as continuing operations, while the Lab is presented as a discontinued operation. See Note B for further information.

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

Revenue Recognition

Continuing operations - Revenue is primarily derived from: (1) time and materials contracts (representing approximately 99% of total revenues), which is recognized by applying the proportional performance model, whereby revenue is recognized as performance occurs, and (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Discontinued operations - Laboratory testing revenue is mainly recognized as the testing is completed and certified (normally within days of sample receipt from customer).

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2018, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilution of common stock equivalents.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2019. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2017 consolidated financial statements to conform them to the October 31, 2018 consolidated financial statements presentation. Such reclassifications do not have an effect on net loss as previously reported.

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

NOTE B — LABORATORY ASSETS SALE – DISCONTINUED OPERATIONS

On September 17, 2018, the Company completed the sale of its Laboratory Assets for $5 million ($1.75 million in cash, $3.0 million in the form of a promissory note receivable (the “Promissory Note”), and $0.25 million from the application of a previously paid deposit). See Note D for further information. The gain related to this transaction of approximately $2.7 million, net of a preferential income tax rate, is included in the consolidated financial statements as a component of discontinued operations for the year ended October 31, 2018.

As part of the Laboratory Assets sale transaction, the Laboratory Assets purchaser leased from the Company the laboratory space previously used by the Company’s Lab operation. See Note G for further information.

Together with the Laboratory Assets sale, the Company discontinued its efforts on pursuing businesses that were not considered significant for the Company, including calibrations and a small laboratory in Spain.

The following table presents summarized operating results for these discontinued operations for the years ended October 31, 2018 and 2017.

	Years ended October 31,
	2018	2017
Revenues	$2,164,304	$2,281,677
Net income (loss) after taxes, and 2018 gain on disposal of $2,712,244	$2,541,470	$(637,091)

Any corporate allocations in prior year filings to the above discontinued operations have been included in continuing operations as the amounts are not expected to change as a result of the Laboratory Assets sale.

At October 31, 2017, total assets and liabilities from discontinued operations were classified as current based on the disposition date occurring one year from that balance sheet date. Components of assets from discontinued operations and liabilities from discontinued operations classified as current consist of the following:

October 31, 2017
Current assets
Cash and cash equivalents	$160,166
Accounts receivable	890,664
Prepaids and other assets	106,699
Total current assets from discontinued operations	1,157,529

Property and equipment	2,139,933
Total assets from discontinued operations	$3,297,462

Current liabilities
Accounts payable and accrued expenses	$110,206
Total liabilities from discontinued operations	$110,206

NOTE C – MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities by type of security were as follows as of October 31, 2018 and 2017:

Type of security as of October 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,570,275	$—	$—	$4,570,275
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	4,475	-	44,475
Total interest-bearing and available-for-sale securities	$4,610,275	$4,475	$-	$4,614,750

Type of security as of October 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,500,000	$—	$—	$4,500,000
Other government-related debt securities:
Puerto Rico Commonwealth Government Development Bond	40,000	—	(13,400)	26,600
Total interest-bearing and available-for-sale securities	$4,540,000	$—	$(13,400)	$4,526,600

At October 31, 2018 and 2017, the above marketable securities included a Puerto Rico Commonwealth Government Development Bank Bond, purchased at par for $95,000 and amortized by $55,000. Subsequent to October 31, 2018, the bond was sold at an amount similar to the recorded net book value.

The fair values of available-for-sale securities by classification in the Consolidated Balance Sheets were as follows as of October 31, 2018 and 2017:

Classification in the Consolidated Balance Sheets	2018	2017
Cash and cash equivalents	$4,570,275	$4,500,000
Marketable securities	44,475	26,600
Total available-for-sale securities	$4,614,750	$4,526,600

Cash and cash equivalents in the table above exclude cash in banks of approximately $11.4 million and $7.1 million as of October 31, 2018 and 2017, respectively.

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

NOTE D – PROMISSORY NOTE

On September 17, 2018, the Company completed the sale of its Laboratory Assets for $5 million and received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. Interest is due semi-annually in arrears commencing on the six-month after the completed sale of the Laboratory Assets. Tranche A is due in two installments of $750,000 and $1,250,000, on September 17, 2019 and 2020, respectively. Tranche B is due in two equal installments of $500,000 each, on March 17, 2019 and September 17, 2019.

NOTE E - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2018 and 2017 consisted of the following:

		October 31,
	Useful life (years)	2018	2017
Vehicles	5	$269,257	$248,152
Leasehold improvements	5-8	84,485	70,168
Computers	3	307,579	313,199
Equipment	3-7	132,089	70,522
Furniture and fixtures	10	1,563	3,718
Total		794,973	705,759
Less: Accumulated depreciation and amortization		(496,953)	(455,147)
Property and equipment, net		$298,020	$250,612

NOTE F - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018, including the Transition Tax provisions which establishes measurement dates for various computations, November 2, 2017, December 31, 2017 and October 31, 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. The Transition Tax liability may be paid over a period of eight years starting on February 28, 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

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

For the year ended October 31, 2018, the favorable consolidated net income aggregate dollar effect of the Grant was approximately $652,000, or $0.028 per basic weighted average share. For the year ended October 31, 2017, subsidiaries under the Grant were on a net loss position, therefore no income tax benefit was derived from the Grant.

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

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2018, and 2017 is as follows:

	October 31,
	2018	2017
United States federal statutory rate	23.5%	35.0%
US Tax Reform Transition Tax Expense	177.2%	-
Puerto Rico, including foreign loss positionsfor which the resulting deferred asset has been allowed, net	(16.5)%	(26.2)%
Other, including US loss positions for which the resulting deferred tax asset has been allowed, net	(1.4)%	(9.1)%
Effective tax rate	182.8%	(0.3)%

At October 31, 2018, Pharma-Spain, Pharma-IR, Pharma-Bio/Pharma-US, and Pharma-Serv have unused operating losses of approximately $1,270,000, $121,000, $2,695,000, and $22,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028, 2029, 2030, 2031, 2032 and 2033 for the aggregate amounts of $178,000, $332,000, $266,000, $181,000, $40,000 and $273,000, respectively for Pharma-Spain; indefinitely for Pharma-IR; until October 31, 2035, 2036, 2037, and 2038 for the aggregate amounts of $292,000, $834,000, $345,000 and $1,224,000, respectively for Pharma-Bio/Pharma-US; and until October 31, 2027 in the amount of $22,000 for Pharma-Serv. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain, Pharma-IR, Pharma-Bio, and Pharma-Serv of approximately $254,000, $15,000, $566,000 and $1,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2014 (2013 for Puerto Rico) through 2017 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is currently not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE G – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $77,470 for the years ended October 31, 2018 and 2017 (accumulated amortization of $21,163 and $5,668 as of October 31, 2018 and 2017, respectively). Amortization expense for vehicles under non-cancelable lease agreements amounted to $15,495 and $22,053 for the years ended October 31, 2018 and 2017, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2018:

Twelve months ending October 31,	Amount
2019	$15,502
2020	15,502
2021	15,502
2022	17,397
Total future minimum lease payments	63,903
Less: Amount of imputed interest	(4,108)
Present value of future minimum lease payments	59,795
Current portion of obligation under capital leases	(13,768)
Long-term portion	$46,027

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under two different rental agreements.

In July 2016, with effective date January 1st, 2016, the Company renegotiated a lease agreement with an affiliate of our Chairman of the Board, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty.

Simultaneously with the Laboratory Assets sale closing transaction the Company and Subtenant entered into a sublease agreement (the “Sublease”) with an initial term commencing at Sales Closing Date through December 31, 2019. The Sublease contains a one-year renewal option, followed by a second renewal option of five years. Provided a six months’ notice of termination, Subtenant may terminate without penalty the Sublease within the term of the second renewal option of five years. The Sublease calls for monthly rental payments of $17,950 each, and a 5% annual rent increase beginning on the second lease year and thereafter until the expiration of the Sublease initial term or the first renewal option. No rent increase will apply to the five-year term renewal option if exercised. The Sublease requires the payment of utilities, property taxes, insurance and common area expenses incurred and/or allocated to Subtenant.

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $1,000.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2018 are as follows:

Amount
2019	$363,800
2020	363,800
2021	60,633
Total minimum future rental payments	$788,233

Total minimum future rental payments have not been reduced by approximately $252,000 of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense for the years ended October 31, 2018 and 2017 was approximately $389,000 and $413,000, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE H – WARRANTS

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

NOTE I – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. As of October 31, 2018 and 2017, a total of 315,404 and 243,452 shares of the Company’s common stock were purchased for an aggregate amount of $304,688 and $248,163, respectively.

On October 3, 2018, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on October 15, 2018. Accordingly, an aggregate dividend payment of $1,728,750 was paid on October 26, 2018.

NOTE J – EARNINGS (LOSSES) PER SHARE

The computation of basic earnings and losses per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings and losses per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2018	2017
Net loss available to common equity holders - used to compute basic and diluted earnings (losses) per share (continuing operations)	$(1,261,736)	$(777,818)
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (discontinued operations)	$2,541,470	$(637,091)
Weighted average number of common shares - used to compute basic earnings (losses) per share	23,080,995	23,096,547
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to issue common stock	-	2,829
Effect of options to purchase common stock	15,257	-
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,096,252	23,099,376

For the year ended October 31, 2018, warrants and options for the purchase of 1,000,000 and 419,600 shares of common stock, respectively, were not included in computing losses per share because their effect were antidilutive. Also, for the year ended on October 31, 2017, warrants and options for the purchase of 1,000,000 and 660,000 shares of common stock, respectively, were not included in computing diluted losses per share because their effect were also antidilutive.

NOTE K - STOCK OPTIONS, RESTRICTED STOCK UNITS AND STOCK BASED COMPENSATION

The Company has two incentive plans, the 2005 Long-Term Incentive Plan (the “2005 Plan”) and the 2014 Long-Term Incentive Plan (the “2014 Plan”, together the “Plans”). The 2005 Plan and the 2014 Plan cover 2,500,000 and 2,300,000 shares of the Company’s common stock, respectively. Both Plans provide for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors for a period of ten years. The 2005 Plan expired in October 2015, accordingly no further grants have been issued under this plan. The Plans are to be administered by a committee of independent directors. In the absence of a committee, the plans are administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, for plans with insufficient exercise experience. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The 2005 Plan stock options activity and status for the years ended October 31, 2018 and 2017 was as follows:

	Year ended October 31,
	2018		2017
	Number of Shares	Weighted-Average Option Exercise Price	Number of Shares	Weighted-Average Option Exercise Price
Outstanding at beginning of year	200,000	$1.4820	815,000	$0.9106
Granted	-	$-	-	$-
Exercised	-	$-	(370,000)	$0.7186
Expired and/or forfeited	(40,000)	$0.7500	(245,000)	$0.7341
Total outstanding at end of year	160,000	$1.6650	200,000	$1.4820

Outstanding exercisable stock options at end of year	160,000	$1.6650	200,000	$1.4820

	October 31, 2018	October 31, 2017
Weighted average remaining years in contractual life for:
Total outstanding options	0.7 years	1.4 years
Outstanding exercisable options	0.7 years	1.4 years
Shares of common stock available for issuance pursuant to future stock option grants	-	-

The 2014 Plan stock options activity and status for the years ended October 31, 2018 and 2017 was as follows:

	Year ended October 31,
	2018		2017
	Number of Shares	Weighted-Average Option Exercise Price	Number of Shares	Weighted-Average Option Exercise Price
Outstanding at beginning of year	460,000	$0.8887	430,000	$0.8860
Granted	80,000	$0.5200	80,000	$0.9100
Exercised	(210,400)	$0.8502	-	$-
Expired and/or forfeited	-	$-	(50,000)	$0.9000
Total outstanding at end of year	329,600	$0.8238	460,000	$0.8887

Outstanding exercisable stock options at end of year	190,000	$0.8653	219,998	$0.9098

	October 31, 2018	October 31, 2017
Weighted average remaining years in contractual life for:
Total outstanding options	2.8 years	3.3 years
Outstanding exercisable options	2.9 years	3.3 years
Shares of common stock available for issuance pursuant to future stock option grants	1,760,000	1,840,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2018 and 2017:

	Year ended October 31,
	2018	2017
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	73.6%	68.6%
Risk free interest rate	2.0%	1.5%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.2624	$0.4286

As of October 31, 2018, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $13,457 will be recognized in a weighted average period of approximately 0.3 years.

As of October 31, 2018, the aggregate intrinsic value of options outstanding under the 2014 Plan was approximately $74,570, while outstanding options exercise price under the 2005 Plan were above the Company’s share market value. As of October 31, 2017, the exercise price for all options outstanding under the 2005 Plan and 2014 Plan were also above the Company’s stock market value. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2018	2017
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	51,642	63,875
Stock-based compensation before tax	51,642	63,875
Income tax benefit	-	-
Net stock-based compensation expense	$51,642	$63,875
Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.003)
Diluted earnings per share	$(0.002)	$(0.003)

NOTE L - CONCENTRATION OF RISKS

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States of America and Europe. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to two customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2018 or 2017. During the year ended October 31, 2018, revenues from these customers were 15.6% and 13.8%, or a total of 29.4%, as compared to the same period last year for 1.6% and 13.6%, or a total of 15.2%, respectively. At October 31, 2018 and 2017, amounts due from these customers represented 36.9% and 9.2% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level three groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2018 or 2017. During the year ended October 31, 2018, aggregate revenues from these global groups of affiliated companies were 15.6%, 13.8% and 5.3%, or a total of 34.7%, as compared to the same period last year for 1.6%, 13.6%, and 10.7%, or a total of 25.9%, respectively. At October 31, 2018 and 2017, amounts due from these global groups of affiliated companies represented 42.4% and 12.4% of total accounts receivable balance, respectively.

NOTE M – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Company’s insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier on July 2018 for the aggregate amount of approximately $148,000. Business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored is currently being assessed by the Company’s insurance provider. Based on current accounting guidance, the insurance proceeds are being recognized upon collection, as a gain contingency against other income in the consolidated financial statements.

Administered and disbursed by the Puerto Rico Treasury Department, the United States federal government granted a salaries subsidy (the “Salaries Subsidy”) to Puerto Rico employers which retained employees for the period since the Hurricanes until the sooner of (i) when the employer operations were fully able to operate, or (ii) December 31, 2017. During July 2018, the Company’s Puerto Rico subsidiaries applied and collected from the Salaries Subsidy an aggregate amount of approximately $220,000. This Salaries Subsidy was recorded against other income in the consolidated financial statements.

NOTE N - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2018 and 2017. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2018	2017
REVENUES:
Puerto Rico consulting	$14,438,772	$10,936,206
United States consulting	2,137,748	1,217,498
Europe consulting	1,153,740	1,087,610
Other segments¹	67,165	56,284
Total consolidated revenues	$17,797,425	$13,297,598
INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$1,217,758	$(544,658)
United States consulting	(119,140)	(377,035)
Europe consulting	11,194	(44,597)
Other segments¹	413,977	192,338
Total consolidated income before taxes	$1,523,789	$(773,952)

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2018 and 2017, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE O - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. For the year ended October 31, 2018 the Company suspended the Contributions to the plans. During the year ended October 31, 2017, the Company contributed to these plans $66,000.

NOTE P – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  The Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 31, 2018, the Company extended the Consulting Agreement for an additional year to December 31, 2019 and maintained the past compensation structure. Pursuant to the Consulting Agreement the Company will compensate Consultant a monthly retainer of $33,700 during the Extension Term. In addition, in the event the Company achieves at least eighty percent (80%) of its budget for the year, Consultant shall receive a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year, the Incentive Fee shall be $120,000.

As more fully disclosed in Note G to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our Chairman of the Board.

NOTE Q – SUBSEQUENT EVENTS

On December 31, 2018, the Company renewed the Consulting Agreement with a company affiliated to our Chairman and our Chairman, as more fully disclosed in Note P.