Form 10-K/A
period 2018-10-31
Pharma-Bio Serv, Inc.
filed 2019-02-28
CIK 1304161

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2018 filed by the Company with the Securities and Exchange Commission (the "SEC") on January 29, 2019 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2018

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Identification of Directors

Name	Age	Positions with the Company	Director Since
Elizabeth Plaza(3)	55	Chairman of the Board	2006
Kirk Michel(1),(2)	63	Director	2006
Dov Perlysky(2),(3)	56	Director	2004
Howard Spindel(1)	73	Director	2006
Irving Wiesen(1),(2),(3)	64	Director	2006
________________
(1)
Member of the Audit Committee and Compensation Committee.
(2)
Member of the Mergers and Acquisition Committee.
(3)
Member of the Nominating Committee.

Elizabeth Plaza has served as the Chairman of the Board since January 2006. Also, Ms. Plaza assumed the role of Senior Strategic Consultant of the Company on January 1, 2013. Ms. Plaza served as our president and chief executive officer from January 2006 to December 2012, and as our principal executive officer from January 1, 2014 to December 31, 2014. Ms. Plaza founded Pharma-Bio Serv PR, Inc., a division of Pharma-Bio Serv, Inc., on February 1993. Prior to founding her own company, she worked for Warner Lambert, Inc, and McNeil Pharmaceutical, a Johnson & Johnson company, as a Pharmaceutical Scientist. Ms. Plaza graduated from the University of Puerto Rico, Magna Cum Laude with a degree in Pharmaceutical Sciences. Also, Ms. Plaza has attended the Executive Development program of the Massachusetts Institute of Technology (MIT) and the Kellogg Management Development Program for Minority CEO’s at Northwestern University in Illinois.

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

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as an investment banker has given him broad understanding and expertise, particularly relating to business and finance matters.

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

(f)
Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2018 ("Fiscal 2018") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

Our Board has determined that Mr. Spindel qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.pharmabioserv.com ..

(j)
Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended October 31, 2018, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with.

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

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation		Total
Victor Sanchez	2018	$220,600	$-		$-	$13,192	$14,950	(2)	$248,742
President and	2017	$220,600	$20,000	(3)	$4,167	$9,894	$14,950	(2)	$269,611
Chief Executive Officer

Pedro Lasanta,	2018	$160,600	$75,000	(4)	$-	$13,192	$-		$248,792
Chief Financial Officer, Vice President	2017	$160,600	$-		$-	$9,894	$-		$170,494
-Finance and Administration and Secretary
__________
(1)
Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2018 and 2017 for option grants and restricted units awards, as applicable, that were made to officers as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option and restricted stock units awards are set forth under Note K - Stock Options, Restricted Stock Units and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2018 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
(2)
Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.
(3)
Represents bonus for services in fiscal 2017, which were paid in February 2018.
(4)
Represents bonus for services in fiscal 2018, which were paid in November 2018.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	-	41,625	(1)	$0.86	Dec. 16, 2020	-	$-	-	-

Pedro Lasanta	-	41,625	(1)	$0.86	Dec. 16, 2020	-	$-	-	-

(1)
Represents options to purchase 41,625 shares of common stock which were granted on December 17, 2015. These options vested in full on December 17, 2018.

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

Elizabeth Plaza - Consulting Agreement

On December 31, 2013, the Company entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”) and Ms. Elizabeth Plaza, effective as of January 1, 2014. On January 1, 2015, the consulting agreement was amended to extend the term of the Consulting Agreement for an additional year to December 31, 2015. On December 30, 2015, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2016 and to amend the monthly retainer to $31,500 effective January 1, 2016. On January 17, 2017, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2017 and to amend the monthly retainer to $42,000 effective January 1, 2017. On January 8, 2018, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2018 (the “Extension Term”). The Company will compensate Consultant a monthly retainer of $33,700 during the Extension Term. Additionally, in the event the Company achieves at least eighty percent (80%) of its budget for the year ending October 31, 2018, Consultant shall receive a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year ending October 31, 2018, the Incentive Fee shall be $120,000. On December 31, 2018, the consulting agreement was amended to extend the term of the consulting agreement for an additional year to December 31, 2019 and maintain the past compensation structure, including an Incentive Fee for the year ending October 31, 2019. All other terms and conditions of the Consulting Agreement remain the same. Pursuant to the consulting agreement, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board. In addition to the monthly fee, Ms. Plaza will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company. The consulting agreement also included standard provisions relating to non-competition, confidentiality, and nondisparagement.

Director Compensation

Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to our non-employee directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each non-employee director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election. Ms. Plaza received consulting fees during the year ended October 31, 2018 as set forth below. Ms. Plaza did not receive compensation as a director for the year ended October 31, 2018.

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2018.

Name	Fees Earned (1)	Option Awards (2)(3)	All Other Compensation	Total
Elizabeth Plaza	$-	$-	$681,502(4)	$681,502(4)
Kirk Michel	$40,000	$5,397	$-	$45,397
Dov Perlysky	$40,000	$5,397	$-	$45,397
Howard Spindel	$40,000	$5,397	$-	$45,397
Irving Wiesen	$40,000	$5,397	$-	$45,397

(1)
Except for Elizabeth Plaza, during the fiscal year ended October 31, 2018 all members of the Board of Directors individually earned and were paid fees of $40,000 each.
(2)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal year 2018 for option grants that were made to directors as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth under Note K - Stock Options, Restricted Stock Units and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
(3)
The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.
(4)
Represents consulting fees, incentive fee, bonus and company lease payments for the vehicle under Elizabeth Plaza’s use for the year ended October 31, 2018 in the amount of $421,000, $120,000, $125,000 and 15,502, respectively. The incentive fee and bonus were paid on December 2018. For additional information regarding these consulting fees, see Employment Agreements and Consulting Agreement- Elizabeth Plaza - Consulting Agreement above.

As of October 31, 2018, each of the below named directors held the following number of options to purchase shares of common stock:

	Messrs. Spindel, Michel, and Wiesen
Grant Date	Options	Exercise Price
1/10/2014	20,000	$2.05
1/10/2015	20,000	$1.28
1/10/2016	20,000	$0.95
1/10/2017	20,000	$0.91
1/10/2018	20,000	$0.52

	Mr. Perlysky
Grant Date	Options	Exercise Price
1/10/2014	20,000	$2.05
1/10/2015	20,000	$1.28
1/10/2016	20,000	$0.95
1/10/2017	20,000	$0.91
1/10/2018	10,000	$0.52

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of February 22, 2019 by:

●
each director;

●
each officer named in the summary compensation table (“Named Executive Officers”);

●
each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●
all directors and executive officers as a group.

As of February 22, 2019, the Company had 23,010,681 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 22, 2019	Percentage
Directors and Executive Officers
Elizabeth Plaza(1)	9,169,518	39.8%
Dov Perlysky(2)	2,027,455	8.8%
Kirk Michel(3)	428,469	1.9%
Howard Spindel(4)	95,310	*
Irving Wiesen(5)	95,205	*
Victor Sanchez(6)	10,224	*
Pedro Lasanta(7)	94,552	*
All Directors and Executive Officers as a group
(seven persons)(8)	11,920,733	51.2%
5% or Greater Stockholders
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9%
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
(2)
The shares of common stock beneficially owned by Mr. Perlysky include (i) 30,110 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) options issued to Mr. Perlysky to purchase 60,000 shares of common stock, which are vested as of February 22, 2019. Elizabeth Plaza exercises voting power over the shares owned by Krovim pursuant to a Voting Proxy and Mr. Perlysky as the manager of Nesher, LLC, which is the manager of Krovim, may be deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial interest in the shares owned by Krovim. Elizabeth Plaza exercises voting power over the shares owned by the LDP Family Partnership pursuant to a Voting Proxy and Mr. Perlysky’s wife, the general partner of LDP Family Partnership, is deemed to exercise dispositive power over these shares. Mr. Perlysky disclaims beneficial ownership in the securities owned by his wife.
(3)
The shares of common stock beneficially owned by Mr. Michel consist of (i) 17,763 shares directly owned, (ii) 70,000 shares of common stock issuable upon exercise of options, which are vested as of February 22, 2019, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.
(4)
The shares of common stock owned by Mr. Spindel represent 25,310 shares owned by his spouse and 70,000 shares issuable upon exercise of options, which are vested as of February 22, 2019. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.
(5)
The shares of common stock owned by Mr. Wiesen represent 25,205 shares directly owned and 70,000 shares issuable upon exercise of options, which are vested as of February 22, 2019.
(6)
The shares of common stock owned by Mr. Sanchez represent 10,224 shares directly owned.
(7)
The shares of common stock owned by Mr. Lasanta represent 94,552 shares directly owned.
(8)
Includes 270,000 shares issuable upon the exercise of options, which are vested as of February 22, 2019.
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
(11)
This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014. The business address for this person is 6414 Stanton Drive, Apartment #208, Charlotte, North Carolina 28216.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2018.
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan (1)	329,600	$0.8238	1,760,000
2005 Long-Term Incentive Plan (2)	160,000	$1.6650	-
Equity compensation plans not approved by security holders	-	-	-
Total	489,600		1,760,000

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2007, we entered into an agreement for our main resource facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our Chairman of the Board. These facilities accommodate our testing laboratory (through September 2018), our customer-specialized training facilities, and our Puerto Rico consulting and headquarters offices. The agreement is for a five year term, with initial monthly installments of $18,750, which will increase by 5% annually. The agreement also requires the payment of utilities, property taxes, insurance and a portion of expenses incurred by the affiliate in connection with the maintenance of common areas. The agreement provided for a renewal option under the same terms, which became effective February 2012 for a period of five additional years. In July 2016, with effective date January 1, 2016, the Company renegotiated the lease agreement. It incorporated additional space for a laboratory testing facility expansion, is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Company’s sale of substantially all of its laboratory business assets (“Laboratory Assets”) in September 2018, this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the sublease or terminates the sublease, the Company shall have the option to either (a) terminate the sublease and re-occupy the subleased premises pursuant to the terms of the lease, or (b) modify the lease to terminate the lease for the portion of the premises that is the subleased premises only, without penalty. During the years ended October 31, 2018 and October 31, 2017, we paid approximately $363,800 for each year, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities.

Also, see Employment Agreements and Consulting Agreement - Elizabeth Plaza - Consulting Agreement above for a description of the Consulting Agreement. Under the Consulting Agreement we paid for the year ended October 31, 2018, consulting fees, an incentive fee, a bonus and company lease payments for the vehicle under Elizabeth Plaza’s use in the amount of $421,000, $120,000, $125,000 and 15,502, respectively. For the year ended October 31, 2017, we paid consulting fees and company lease payments in the amount of $483,000 and $17,792, respectively.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Nelida Plaza, Elizabeth Plaza’s sister, pursuant to which Ms. N. Plaza provides independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour. During the years ended October 31, 2018 and 2017, Ms. N. Plaza was compensated $183,032 and $181,045, respectively, pursuant to the Independent Contractor Agreement.

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

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

We were billed by Horwath Velez & Co. PSC ('Horwath') in 2018 and 2017 as follows:

Description of services:	Fiscal 2018	Fiscal 2017
Audit Fees	$45,500	$45,500
Audit-Related Fees	28,700	27,900
Tax Fees	9,674	10,824
All Other Fees	6,000	6,000
Total Fees	$89,874	$90,224

Audit fees above are professional services associated with the integrated audit of our consolidated financial statements. Audit-Related fees are primarily attributable to services rendered in connection to reviews of our quarterly condensed financial statements. Tax fees are attributable to international tax compliance services. All other fees are primarily attributable to retirement plan compliance audit services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Horwath and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Horwath during Fiscal 2018 and 2017.

The Audit Committee has considered the nature and amount of the fees billed by Horwath, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Horwath’s independence.

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.
All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on January 29, 2019 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on January 29, 2019.

2.
Financial Statement Schedules: None.

3.
Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated August 13, 2018 by and between Scienza Labs, Inc. and Romark Global Pharma, LLC (1)	8-K	000-50956	2.1	8/17/18
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017
10.5	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.6	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.7	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.8	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.9	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.10	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.11	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.12	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.13	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.14	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.15	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.16	Consulting Agreement Amendment, dated January 2, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018.	8-K	000-50956	10.1	1/8/18
10.17	Consulting Agreement Amendment, dated December 31, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019.	8-K	000-50956	10.1	1/4/19

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2019
23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	1/29/2019
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2019
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2019
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2019
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2019
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2019
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2019
—————
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

PHARMA-BIO SERV, INC.

Date: February 28, 2019	By:	/s/ Pedro J. Lasanta
	Name:	Pedro J. Lasanta
	Title:	Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)