Form 10-Q
period 2019-01-31
Pharma-Bio Serv, Inc.
filed 2019-03-18
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of March 14, 2019 was 23,003,281.

  PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	January 31, 2019*	October 31, 2018**
Current assets
Cash and cash equivalents	$15,798,526	$16,029,920
Accounts receivable	5,456,283	5,193,385
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,750,000	1,750,000
Prepaids and other assets	335,982	438,492
Total current assets	23,340,791	23,411,797
Promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Property and equipment	274,265	298,020
Other assets	417,762	418,495
Total assets	$25,282,818	$25,378,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$13,880	$13,768
Accounts payable and accrued expenses	1,583,784	2,140,001
Current portion of US Tax Reform Transition Tax and income taxes payable	453,915	411,903
Total current liabilities	2,051,579	2,565,672
US Tax Reform Transition Tax payable	2,485,000	2,485,000
Obligations under capital leases	42,518	46,027
Other liabilities	17,950	17,950
Total liabilities	4,597,047	5,114,649
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,377,259 and 23,373,817 shares issued, and 22,996,083 and 23,058,413 shares outstanding at January 31, 2019 and October 31, 2018, respectively	2,338	2,337
Additional paid-in capital	1,355,956	1,346,956
Retained earnings	19,582,131	19,111,111
Accumulated other comprehensive income	115,789	107,947
Accumulated other comprehensive income	21,056,214	20,568,351
Treasury stock, at cost; 381,176 and 315,404 common shares held at January 31, 2019 and October 31, 2018, respectively	(370,443)	(304,688)
Total stockholders' equity	20,685,771	20,263,663
Total liabilities and stockholders' equity	$25,282,818	$25,378,312

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2019	2018
REVENUES	$4,566,197	$3,726,596

COST OF SERVICES	3,087,137	2,545,070

GROSS PROFIT	1,479,060	1,181,526

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,046,559	970,588

INCOME FROM CONTINUING OPERATIONS	432,501	210,938

OTHER INCOME, NET	81,474	17,771

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	513,975	228,709

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	42,955	2,701,023

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	471,020	(2,472,314)

DISCONTINUED OPERATIONS NET LOSS FROM OPERATIONS, NET OF TAX	-	(191,698)

NET INCOME (LOSS)	$471,020	$(2,664,012)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE (Continuing operations)	$0.020	$(0.107)

BASIC AND DILIUTED LOSSES PER COMMON SHARE (Discontinued operations)	$-	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,038,999	23,063,997

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,119,027	23,065,290

See notes to the condensed consolidated financial statements.

  PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended January 31,
	2019	2018
NET INCOME (LOSS)	$471,020	$(2,664,012)

OTHER COMPREHENSIVE INCOME, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain	12,317	82,819
Available-for-sale securities:
Net unrealized loss	-	(1,544)
Other-than-temporary impairment included in net income	(4,475)	-

TOTAL OTHER COMPREHENSIVE INCOME	7,842	81,275

COMPREHENSIVE INCOME (LOSS)	$478,862	$(2,582,737)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$471,020	$(2,664,012)
Add: net loss from discontinued operations	-	191,698
Net income (loss) from continuing operations	471,020	(2,472,314)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Stock-based compensation	9,000	17,550
Depreciation and amortization	26,838	23,043
Other-than-temporary impairment on available-for-sale securities	(4,475)	-
Decrease in accounts receivable	(261,287)	1,150,563
Decrease (increase) in other assets	56,736	106,154
Increase (decrease) in liabilities	(515,544)	2,591,934
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(217,712)	1,416,930
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Disposal of marketable securities	44,475	-
Acquisition of property and equipment	(3,083)	(51,115)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	41,392	(51,115)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repurchase of common stock	(65,755)	(13,659)
Payments on obligations under capital lease	(3,397)	(3,286)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(69,152)	(16,945)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,078	10,738
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(231,394)	1,359,608
DISCONTINUED OPERATIONS:
Net cash provided by operating activities	-	122,343
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	122,343
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,394)	1,481,951
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,029,920	11,591548
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,798,526	$13,073,499

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$479	$542
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$6,589	$1,767
Conversion of cashless exercise of options to common stock	$1	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2019
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation currently inactive, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and until September 17, 2018 microbiological and chemical laboratory testing (the “Lab”).

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2018 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2019 are not necessarily indicative of expected results for the full 2019 fiscal year.

The accompanying financial data as of January 31, 2019, and for the three-month period ended January 31, 2019 and 2018 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2018.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segments

On the Sales Closing Date, the Company sold substantially all of its Laboratory Assets. As a result of the sale, the Company currently operates in three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments as continuing operations, while the Lab is presented as a discontinued operation.

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

The carrying value of the Company's financial instruments (excluding obligations under capital leases), cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under capital leases approximates the carrying amount.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard as of November 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date. The results for reporting periods beginning after November 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard had an immaterial impact on our reported total revenues and operating income as compared to what reported amounts would have been under the prior standard, and we expect the impact of adoption in future periods to also be immaterial.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2019, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2019 and October 31, 2018, the accumulated depreciation and amortization amounted to $523,791 and $496,953, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present as of January 31, 2019 and October 31, 2018.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2018 condensed consolidated financial statements to conform them to the January 31, 2019 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

Recent accounting pronouncements not implemented

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

NOTE B – PROMISSORY NOTE

On September 17, 2018, the Company completed the sale of its Laboratory Assets for $5 million and received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. Interest is due semi-annually in arrears commencing on the six-month after the Sales Closing Date. Tranche A is due in two installments of $750,000 and $1,250,000, on September 17, 2019 and 2020, respectively. Tranche B is due in two equal installments of $500,000 each, on March 17, 2019 and September 17, 2019.

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. The Transition Tax liability may be paid over a period of eight years starting with the Company’s fiscal year 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

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

Pharma-Spain, Pharma-IR, Pharma-Bio/Pharma-US, Pharma-PR and Pharma-Serv have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income through 2033 for Pharma-Spain; indefinitely for Pharma-IR; until 2038 for Pharma-Bio/Pharma-US; until 2027 for Pharma-PR and Pharma-Serv.

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

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of January 31, 2019 and October 31, 2018, a total of 318,204 and 315,404 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $307,471 and $304,688, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended January 31,
	2019	2018
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (continuing operations)	$471,020	$(2,472,314)
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (discontinued operations)	$-	$(191,698)

Weighted average number of common shares - used to compute basic earnings (losses) per share	23,038,999	23,063,997
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to common stock	-	-
Effect of options to purchase common stock	80,028	1,293
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,119,027	23,065,290

Warrants for the purchase of 1,000,000 shares of common stock for the three-month periods ended in January 31, 2019 and 2018 were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 80,000 and 620,000 shares of common stock for the three-month periods ended in January 31, 2019 and 2018, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2019 and 2018. During the three months ended January 31, 2019, revenues from these customers were 18.0%, 14.2%, 11.1%, 11.0%, and 0.0%, or a total of 54.3%, as compared to the percentages for the same period last year of 3.1%, 3.6%, 9.0%, 16.1% and 11.3%, or a total of 43.1%, respectively. At January 31, 2019, amounts due from these customers represented 57.9% of the Company’s total accounts receivable balance.

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

The following table presents information about the reported revenue from services and earnings from continuing operations of the Company for the three-month periods ended in January 31, 2019 and 2018. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2019	2018
REVENUES:
Puerto Rico consulting	$3,888,554	$2,698,365
United States consulting	526,645	286,635
Europe consulting	91,730	721,132
Other segments¹	59,268	20,464
Total consolidated revenues	$4,566,197	$3,726,596

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$375,270	$(2,015)
United States consulting	(11,910)	(87,165)
Europe consulting	(49,911)	221,602
Other segments¹	200,526	96,287
Total consolidated income before taxes	$513,975	$228,709

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of January 31, 2019 and October 31, 2018, and related depreciation and amortization expense for the three months ended January 31, 2019 and 2018, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2018. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2018.

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

We consider our core business to be Food and Drug Administration (“FDA”) and international agencies regulatory compliance consulting related services. Accordingly, based on a corporate strategy to refocus the Company on consulting services, on September 17, 2018, we sold substantially all of our laboratory business assets (the “Laboratory Assets”) and discontinued our efforts on pursuing businesses that were not considered significant to the Company, including calibrations and a small laboratory in Spain. The sale of the Laboratory Assets for $5 million generated a net tax gain of approximately $2.7 million for the year ended October 31, 2018.

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

As more fully disclosed in Note C of the Company’s condensed consolidated financial statements included herewith, the Company is subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable within eight years starting on February 2019. The payment is being funded from our working capital.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2019 and 2018, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2019		2018
Puerto Rico	$3,888	85.2%	$2,698	72.4%
United States	527	11.5%	287	7.7%
Europe	92	2.0%	721	19.4%
Other	59	1.3%	21	0.5%
	$4,566	100%	$3,727	100%

For the three-month period ended January 31, 2019, the Company’s revenues from continuing operations were $4.6 million, an increase of $0.8 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of $1.2 and $0.2 million, respectively, partially offset by a decrease of $0.6 million in the European market. When compared to the same period last year, gross margin increased 0.7 percentage points. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $1.0 million, a net increase in expenses of approximately $75,000 as compared to the same period last year. The increase is mainly attributable to expenses geared to increase sales volume, either by promotions or operational support. These factors resulted in a net income of approximately $0.5 million and after considering the 2018 Transition Tax and net losses from discontinued operations for the same period last year, this represented a net earnings improvement of $3.1 million. (See “Results of Operations” below.)

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

Results of Operations

On September 17, 2018, the Company sold substantially all of its Laboratory Assets. Accordingly, the operations of the Lab are treated as a discontinued operation in the following table that sets forth our statements of operations for the three-month ended January 31, 2019 and 2018 (dollars in thousands, and as a percentage of revenues for continuing operations only):

	Three months ended January 31,
	2019		2018
Revenues	$4,566	100.0%	$3,727	100.0%
Cost of services	3,087	67.6%	2,545	68.3%
Gross profit	1,479	32.4%	1,182	31.7%
Selling, general and administrative costs	1,046	22.9%	971	26.1%
Other income, net	81	1.8%	18	0.5%
Income from continuing operations before income taxes	514	11.3%	229	6.1%
Income tax and US Tax Reform transition tax expense	43	0.9%	2,701	72.5%
Net income (loss) from continuing operations	471	10.3%	(2,472)	-66.3%

Discontinued operations net loss from operations, net of tax	-		(192)

Net income (loss)	471		(2,664)

Revenues. For the three-month period ended January 31, 2019, the Company’s revenues from continuing operations were $4.6 million, an increase of $0.8 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of $1.2 and $0.2 million, respectively, partially offset by a decrease of $0.6 million in the European market.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2019 increased 0.7 percentage points when compared to the same period last year. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in January 31, 2019 were approximately $1.0 million, a net increase of $75,000 when compared to the same period last year. The increase is mainly attributable to expenses geared to increase sales volume, either by promotions or operational support.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense for the three-month periods ended January 31, 2019 and 2018 is mainly attributable to (i) the effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant, and (ii) the US Transition Tax of $2.7 million, respectively. See Note C of the Company’s condensed consolidated financial statements included herewith for additional information on the US Tax Reform.

Net Income (Loss) from Continuing Operations. Net income from continuing operations for the quarter ended January 31, 2019 was approximately $471,000 compared to a net loss from continuing operations of $2.5 million for the same period last year. After considering last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, the increase in net income from continuing operations is mainly attributable to the improvement in revenue and related gross margin. Net income from continuing operations for the quarter ended January 31, 2019 was also offset by an increase in expenses of approximately $75,000 to increase sales volume, either by promotions or operational support.

For the three-month period ended January 31, 2019, net income from continuing operations per common share for both basic and diluted was $0.020, an improvement of $0.127 per share when compared to the same period last year.

Net Loss from Discontinued Operations. The Company completed the sale of its Laboratory Assets on September 17, 2018. The net loss from this discontinued operation for the three months ended January 31, 2018 was approximately $192,000. Discontinued operations net losses per share, for both basic and diluted was $0.008.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2019, the Company had approximately $21 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the three-month period ended January 31, 2019, the Company repurchased an aggregate of 65,772 shares of its common stock, of which 2,800 were purchased within the repurchase program.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes (including the Transition Tax). Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses (as described above on “Results of Operations”).  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2019.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2019 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2018, which could have a significant effect on our condensed consolidated financial statements.

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
●
Puerto Rico’s economy, including its governmental financial crisis and the impacts of Hurricanes Irma and Maria, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.
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
●
Our growth strategy may be harmed if we do not penetrate markets and grow our current business operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2018 through November 30, 2018	-	$-	-	1,684,596
December 1, 2018 through December 31, 2018	62,972(2)	$1.00	-	1,684,596
January 1, 2019 through January 31, 2019	2,800	$0.99	2,800	1,681,796
Total	65,772	$1.00	2,800

(1)
On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company.

(2)
On November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

ITEM 6.  EXHIBITS

(a)
Exhibits:

10.1
Consulting Agreement Amendment, dated December 31 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 4, 2019 and incorporated herein by reference).+

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

Dated: March 18, 2019