Form 10-Q
period 2019-04-30
Pharma-Bio Serv, Inc.
filed 2019-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 12, 2019 was 22,996,281.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2019

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2019 and October 31, 2018 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2019 and 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended April 30, 2019 and 2018 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2019 and 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2019 and 2018 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 – Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 – Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	April 30, 2019*	October 31, 2018**
Current assets
Cash and cash equivalents	$15,433,111	$16,029,920
Accounts receivable	6,663,424	5,193,385
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,750,000
Prepaids and other assets	316,209	438,492
Total current assets	23,662,744	23,411,797

Promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Property and equipment	322,536	298,020
Other assets	419,055	418,495
Total assets	$25,654,335	$25,378,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$10,737	$13,768
Accounts payable and accrued expenses	1,510,603	2,140,001
Current portion of US Tax Reform Transition Tax and income taxes payable	414,955	411,903
Total current liabilities	1,936,295	2,565,672

US Tax Reform Transition Tax payable	2,270,000	2,485,000
Obligations under capital leases	72,668	46,027
Other liabilities	17,950	17,950
Total liabilities	4,296,913	5,114,649
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,397,707 and 23,373,817 shares issued, and 22,996,481 and 23,058,413 shares outstanding at April 30, 2019 and October 31, 2018, respectively	2,340	2,337
Additional paid-in capital	1,364,956	1,346,956
Retained earnings	20,289,611	19,111,111
Accumulated other comprehensive income	92,522	107,947
	21,749,429	20,568,351
Treasury stock, at cost; 401,226 and 315,404 common shares held at April 30, 2019 and October 31, 2018, respectively	(392,007)	(304,688)
Total stockholders' equity	21,357,422	20,263,663
Total liabilities and stockholders' equity	$25,654,335	$25,378,312

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
REVENUES	$5,150,344	$3,765,358	$9,716,541	$7,491,954

COST OF SERVICES	3,556,942	2,728,346	6,644,079	5,273,416

GROSS PROFIT	1,593,402	1,037,012	3,072,462	2,218,538

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,116,474	1,066,374	2,163,033	2,036,962

INCOME (LOSS) FROM CONTINUING OPERATIONS	476,928	(29,362)	909,429	181,576

OTHER INCOME, NET	305,813	20,679	387,287	38,450

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	782,741	(8,683)	1,296,716	220,026

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	75,258	-	118,213	2,701,023

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	707,483	(8,683)	1,178,503	(2,480,997)

DISCONTINUED OPERATIONS NET LOSS FROM OPERATIONS, NET OF TAX	-	(119,665)	-	(311,363)

NET INCOME (LOSS)	$707,483	$(128,348)	$1,178,503	$(2,792,360)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE (Continuing operations)	$0.031	$(0.001)	$0.051	$(0.108)

BASIC AND DILUTED LOSSES PER COMMON SHARE (Discontinued operations)	$-	$(0.005)	$-	$(0.013)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,002,903	23,062,531	23,032,107	23,076,594

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,068,923	23,062,531	23,105,166	23,078,143

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$707,483	$(128,348)	$1,178,503	$(2,792,360)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain (loss)	(23,267)	(47,262)	(10,950)	35,557
Available-for-sale securities:
Net unrealized gain	-	11,163	-	9,619
Other-than-temporary impairment included in net income	-	-	(4,475)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(23,267)	(36,099)	(15,425)	45,176

COMPREHENSIVE INCOME (LOSS)	$684,216	$(164,447)	$1,163,078	$(2,747,184)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2018	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2017	23,333,083	$2,333	-	$-	$1,295,314	$19,560,131	$137,671	$(248,163)	$20,747,286

STOCK-BASED COMPENSATION	-	-	-	-	17,550	-	-	-	17,550

PURCHASE OF TREASURY STOCK (27,100 SHARES)	-	-	-	-	-	-	-	(13,659)	(13,659)

NET LOSS	-	-	-	-	-	(2,664,012)	-	-	(2,664,012)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	81,275	-	81,275

BALANCE AT JANUARY 31, 2018	23,333,083	2,333	-	-	1,312,864	16,896,119	218,946	(261,822)	18,168,440

STOCK-BASED COMPENSATION	-	-	-	-	17,550	-	-	-	17,550

NET LOSS	-	-	-	-	-	(128,348)	-	-	(128,348)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(36,099)	-	(36,099)

BALANCE AT APRIL 30, 2018	23,333,083	$2,333	-	$-	$1,330,414	$16,767,771	$182,847	$(261,822)	$18,021,543

							Accumulated
					Additional		Other
FISCAL YEAR 2019	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	3,442	1	-	-	-	-	-	-	1

PURCHASE OF TREASURY STOCK (65,772 SHARES)	-	-	-	-	-	-	-	(65,755)	(65,755)

NET INCOME	-	-	-	-	-	471,020	-	-	471,020

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	7,842	-	7,842

BALANCE AT JANUARY 31, 2019	23,377,259	2,338	-	-	1,355,956	19,582,131	115,789	(370,443)	20,685,771

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	20,448	2	-	-	-	(3)	-	-	(1)

PURCHASE OF TREASURY STOCK (20,050 SHARES)	-	-	-	-	-	-	-	(21,564)	(21,564)

NET INCOME	-	-	-	-	-	707,483	-	-	707,483

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(23,267)	-	(23,267)

BALANCE AT APRIL 30, 2019	23,397,707	$2,340	-	$-	$1,364,956	$20,289,611	$92,522	$(392,007)	$21,357,422

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$707,483	$(128,348)	$1,178,503	$(2,792,360)
Add: net loss from discontinued operations	-	119,665	-	311,363
Net income (loss) from continuing operations	707,483	(8,683)	1,178,503	(2,480,997)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Gain on disposition of property and equipment	(47,392)	-	(47,392)	-
Stock-based compensation	9,000	17,550	18,000	35,100
Depreciation and amortization	21,844	21,214	48,682	44,257
Other-than-temporary impairment on available-for-sale securities	-	-	(4,475)	-
(Increase) decrease in accounts receivable	(1,212,558)	(164,104)	(1,473,845)	986,459
Decrease in other assets	23,593	61,580	80,329	167,734
Increase (decrease) in liabilities	(324,887)	232,020	(840,431)	2,823,954
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(822,917)	159,577	(1,040,629)	1,576,507
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Disposal of marketable securities	-	-	44,475	-
Acquisition of property and equipment	(35,761)	(6,649)	(38,844)	(57,764)
Proceeds from sale of property and equipment	99,038	-	99,038	-
Collection from promissory note receivable	500,000	-	500,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	563,277	(6,649)	604,669	(57,764)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repurchase of common stock	(21,564)	-	(87,319)	(13,659)
Payments on obligations under capital lease	(58,993)	(3,327)	(62,390)	(6,613)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(80,557)	(3,327)	(149,709)	(20,272)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,218)	(28,161)	(11,140)	(17,423)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(365,415)	121,440	(596,809)	1,481,048
DISCONTINUED OPERATIONS:
Net cash used in operating activities	-	(277,995)	-	(155,652)
Net cash used in investing activities	-	-	-	-
Net cash used in financing activities	-	-	-	-
CASH USED IN DISCONTINUED OPERATIONS	-	(277,995)	-	(155,652)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(365,415)	(156,555)	(596,809)	1,325,396
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,798,526	13,073,499	16,029,920	11,591,548
CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,433,111	$12,916,944	$15,433,111	$12,916,944

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$326,898	$-	$326,898	$-
Interest	$1,425	$549	$1,904	$1,091

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$17,411	$16,478	$24,000	$18,245
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$2	$-	$3	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$86,000	$-	$86,000	$-
Disposed property and equipment with accumulated depreciation of $86,773 for the three and six months ended April 30, 2019	$138,419	$-	$138,419	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2019
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

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2018 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2019 are not necessarily indicative of expected results for the full 2019 fiscal year.

The accompanying financial data as of April 30, 2019, and for the three-month and six-month periods ended April 30, 2019 and 2018 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2018.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2019, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2019 and October 31, 2018, the accumulated depreciation and amortization amounted to $458,862 and $496,953, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present as of April 30, 2019 and October 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2018 condensed consolidated financial statements to conform them to the April 30, 2019 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

Recent accounting pronouncements not implemented

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019 and may be adopted earlier. This standard is effective for the Company’s first quarter of fiscal year 2020. The Company continues to evaluate the impact that this new standard will have on its consolidated financial statements. The Company does not expect that this standard will have a material impact to its Consolidated Statements of Operations but expects that this standard will have a material impact on the assets and liabilities on its Consolidated Balance Sheets upon adoption.

NOTE B – PROMISSORY NOTE

On September 17, 2018, the Company completed the sale of its Laboratory Assets for $5 million and received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. Interest is due semi-annually in arrears commencing on the six-month after the Sales Closing Date. Tranche A is due in two installments of $750,000 and $1,250,000, on September 17, 2019 and 2020, respectively. Tranche B first installment of $500,000 was collected during the quarter ended April 30, 2019, and a second installment of $500,000 is due on September 17, 2019.

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

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2019 and October 31, 2018, a total of 338,254 and 315,404 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $329,035 and $304,688, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (continuing operations)	$707,483	$(8,683)	$1,178,503	$(2,480,997)
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (discontinued operations)	$-	$(119,665)	$-	$(311,363)

Weighted average number of common shares - used to compute basic earnings (losses) per share	23,002,903	23,062,531	23,032,107	23,076,594
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to common stock	-	-	-	-
Effect of options to purchase common stock	66,020	-	73,059	1,549
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,068,923	23,062,531	23,105,166	23,078,143

For the three-month and six-month periods ended April 30, 2019 and 2018, warrants for the purchase of shares of 1,000,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive. In addition, options for the purchase of 80,000 shares of common stock for the three-month and six-month periods ended April 30, 2019, and 700,000 and 620,000 shares of common stock for the three-month and six-month periods ended April 30, 2018, respectively, were not included in computing diluted earnings (losses) per share because their effects were also antidilutive.

NOTE G - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. No losses have been experienced or are expected on these accounts.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2019 and 2018. During the three months ended April 30, 2019, revenues from these customers were 26.6%, 11.1%, 12.2% and 9.9%, or a total of 59.8%, as compared to the same period last year of 11.0%, 3.2%, 17.6% and 6.9%, or a total of 38.7%, respectively. During the six months ended April 30, 2019, revenues from these customers were 22.2%, 7.4%, 11.6% and 10.5%, or a total of 51.7%, as compared to the same period last year of 7.4%, 4.0%, 16.9% and 7.8%, or a total of 36.1%, respectively. At April 30, 2019, amounts due from these customers represented 65.9% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2019 and 2018. During the three months ended April 30, 2019, aggregate revenues from these global groups of affiliated companies were 26.6%, 14.2%, 12.2%, and 9.9%, or a total of 62.9%, as compared to the same period last year for 11.0%, 5.3%, 17.6%, and 6.9%, or a total of 40.8%, respectively. During the six months ended April 30, 2019, aggregate revenues from these global group of affiliated companies were 22.2%, 10.7%, 11.6% and 10.5%, or a total of 55.0%, as compared to the same period last year for 7.4%, 6.7%, 16.9% and 7.8%, or a total of 38.8%, respectively. At April 30, 2019, amounts due from these global groups of affiliated companies represented 67.7% of total accounts receivable balance.

NOTE H – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Hurricanes related insurance claim for business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored was settled with the insurance carrier on April 2019 for the aggregate amount of approximately $199,000. Last fiscal year the insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier on July 2018 for the aggregate amount of approximately $148,000. Based on current accounting guidance, the insurance proceeds were recognized upon collection, as a gain contingency against other income in the accompanying condensed financial statements for the applicable period.

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

The following table presents information about the reported revenue from services and earnings from continuing operations of the Company for the three-month and six-month periods ended in April 30, 2019 and 2018. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
REVENUES:
Puerto Rico consulting	$4,293,041	$3,214,364	$8,181,595	$5,912,729
United States consulting	661,356	341,196	1,188,001	627,831
Europe consulting	141,500	209,798	233,231	930,930
Other segments¹	54,447	-	113,714	20,464
Total consolidated revenues	$5,150,344	$3,765,358	$9,716,541	$7,491,954

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$581,019	$(12,725)	$956,289	$(14,740)
United States consulting	14,230	(88,536)	2,320	(175,701)
Europe consulting	(8,014)	(43,797)	(57,925)	177,805
Other segments¹	195,506	136,375	396,032	232,662
Total consolidated income before taxes	$782,741	$(8,683)	$1,296,716	$220,026

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of April 30, 2019 and October 31, 2018, and related depreciation and amortization expense for the three and six months ended April 30, 2019 and 2018, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2019 and 2018, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2019		2018		2019		2018
Puerto Rico	$4,293	83.3%	$3,214	85.4%	$8,182	84.2%	$5,913	78.9%
United States	661	12.8%	341	9.0%	1,188	12.2%	628	8.4%
Europe	142	2.8%	210	5.6%	233	2.4%	931	12.4%
Other	54	1.1%	-	-%	113	1.2%	20	0.3%
	$5,150	100%	$3,765	100%	$9,716	100%	$7,492	100%

For the six-month period ended April 30, 2019, the Company’s revenues from continuing operations were $9.7 million, an increase of $2.2 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of $2.3 and $0.6 million, respectively, partially offset by a decline in the European consulting market of $0.7 million. When compared to the same period last year, gross margin increased 2.0 percentage points. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $2.2 million, a net increase in expenses of approximately $126,000 as compared to the same period last year. The increase is mainly attributable to expenses geared to increase sales volume, either by promotions or operational support. During April 2019, we collected and recorded in other income approximately $0.2 million for the settlement of the Company’s insurance claim for business interruption losses and additional expenses incurred resulting from the Hurricanes. These factors resulted in a net income from continuing operations of approximately $1.2 million, and including last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, this represented a net earnings improvement of $3.7 million. (See “Results of Operations” below.)

In September 2018, we sold the assets of our laboratory segment. Our net income for the three and six months ended April 30, 2019 had an improvement in earnings of approximately $0.8 and $4.0 million, respectively, including the effect of our discontinued laboratory segment.

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

Results of Operations

On September 17, 2018, the Company sold substantially all of its Laboratory Assets. Accordingly, the operations of the Lab are treated as a discontinued operation in the following table that sets forth our statements of operations for the three-month and six-month periods ended April 30, 2019 and 2018 (dollars in thousands, and as a percentage of revenues for continuing operations only):

	Three months ended April 30,				Six months ended April 30,
	2019		2018		2019		2018
Revenues	$5,150	100.0%	$3,765	100.0%	$9,716	100.0%	$7,492	100.0%
Cost of services	3,557	69.1%	2,728	72.4%	6,644	68.4%	5,273	70.4%
Gross profit	1,593	30.9%	1,037	27.6%	3,072	31.6%	2,219	29.6%
Selling, general and administrative costs	1,117	21.6%	1,066	28.3%	2,163	22.3%	2,037	27.2%
Other income, net	306	5.9%	20	0.5%	387	4.0%	38	0.5%
Income (loss) from continuing operations before income taxes	782	15.2%	(9)	-0.2%	1,296	13.3%	220	2.9%
Income tax and US Tax Reform transition tax expense	75	1.5%	-	-	118	1.2%	2,701	36.1%
Net income (loss) from continuing operations	707	13.7%	(9)	-0.2%	1,178	12.1%	(2,481)	-33.2%

Discontinued operations net loss from operations, net of tax	-		(119)		-		(311)

Net income (loss)	707		(128)		1,178		(2,792)

Revenues. Revenues from continuing operations for the three and six months ended April 30, 2019 were $5.2 and $9.7 million, respectively, an increase of approximately $1.4 and $2.2 million, or 36.8% and 29.7%, respectively, when compared to the same periods last year.

The increase for the three months ended April 30, 2019, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of approximately $1.1 and $0.3 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The increase for the six months ended in April 30, 2019, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico and US consulting markets of $2.3 and $0.6 million, respectively, partially offset by a decline in the European consulting market of $0.7 million. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. Gross margin for the three and six months ended April 30, 2019 increased by 3.3 and 2.0 percentage points when compared to the same period last year. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2019 were approximately $1.1 and $2.2 million, an increase of approximately $51,000 and $126,000 when compared to the same periods last year, respectively. The increase is mainly attributable to expenses geared to increase sales volume, either by promotions or operational support.

Other Income and Expense, net. Other income for both the three and six-months periods ended on April 30, 2019 increased by approximately $0.3 million, when compared to the same periods last year. The increase is mainly attributable to proceeds from the insurance claim for business interruption losses and additional expenses incurred resulting from the Hurricanes of approximately $0.2 million collected during April 2019. For additional information see Note H to the Company’s condensed consolidated financial statements included herewith.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to (i) the effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant, and (ii) the US Transition Tax which impacted our six months ended April 30, 2018. See Note C of the Company’s condensed consolidated financial statements included herewith for additional information on the US Tax Reform.

Net Income (Loss) from Continuing Operations. Net income from continuing operations for the three and six months ended April 30, 2019 was approximately $0.7 and $1.2 million, respectively, an improvement of $0.7 and $3.7 million when compared to the same periods last year, respectively. After considering last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, the increase in net income from continuing operations is mainly attributable to the improvement in revenue and related gross margin. Net income from continuing operations for the three and six months ended April 30, 2019 was also offset by an increase in selling, general and administrative expenses of approximately $51,000 and 126,000, respectively, to increase sales volume, either by promotions or operational support.

For the three and six months ended April 30, 2019, net income from continuing operations per common share for both basic and diluted were $0.031 and $0.051, an improvement of $0.032 and $0.159 per share, when compared to the same periods last year, respectively.

Net Loss from Discontinued Operations. The Company completed the sale of its Laboratory Assets on September 17, 2018. The net loss from this discontinued operation for the three and six months ended April 30, 2018 was approximately $120,000 and $311,000, respectively. Discontinued operations net losses per share for the three and six months ended April 30, 2018, for both basic and diluted was $0.005 and $0.013, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2019, the Company had approximately $21.7 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the six-month period ended April 30, 2019, the Company repurchased an aggregate of 85,822 shares of its common stock, of which 22,850 were purchased within the repurchase program.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes (including the Transition Tax). Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses (as described above on “Results of Operations”).  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high-quality customer receivables will be sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for the next twelve months.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2019.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2019 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2019 through February 28, 2019	7,650	$1.09	7,650	1,674,146
March 1, 2019 through March 31, 2019	10,300	$1.06	10,300	1,663,846
April 1, 2019 through April 30, 2019	2,100	$1.07	2,100	1,661,746
Total	20,050	$1.08	20,050

(1)
On June 6, 2014, the Company announced the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. The Repurchase Program does not have an expiration date.

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

Dated: June 14, 2019