Form 10-Q
period 2019-07-31
Pharma-Bio Serv, Inc.
filed 2019-09-16
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☒
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

The number of shares of the registrant’s common stock outstanding as of September 12, 2019 was 22,995,881.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2019

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2019 and October 31, 2018 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2019 and 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended July 31, 2019 and 2018 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2019 and 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2019 and 2018 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	20

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6 – Exhibits	22

SIGNATURES	23

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	July 31, 2019*	October 31, 2018**
Current assets
Cash and cash equivalents	$14,795,694	$16,029,920
Accounts receivable	7,802,447	5,193,385
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,750,000
Prepaids and other assets	478,577	438,492
Total current assets	24,326,718	23,411,797

Promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Property and equipment	306,817	298,020
Other assets	367,547	418,495
Total assets	$26,251,082	$25,378,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under capital leases	$10,882	$13,768
Accounts payable and accrued expenses	1,749,401	2,140,001
Current portion of US Tax Reform Transition Tax and income taxes payable	342,266	411,903
Total current liabilities	2,102,549	2,565,672

US Tax Reform Transition Tax payable	2,270,000	2,485,000
Obligations under capital leases	69,892	46,027
Other liabilities	17,950	17,950
Total liabilities	4,460,391	5,114,649
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,397,707 and 23,373,817 shares issued, and 22,995,881 and 23,058,413 shares outstanding at July 31, 2019 and October 31, 2018, respectively	2,340	2,337
Additional paid-in capital	1,373,956	1,346,956
Retained earnings	20,720,769	19,111,111
Accumulated other comprehensive income	86,205	107,947
	22,183,270	20,568,351
Treasury stock, at cost; 401,826 and 315,404 common shares held at July 31, 2019 and October 31, 2018, respectively	(392,579)	(304,688)
Total stockholders' equity	21,790,691	20,263,663
Total liabilities and stockholders' equity	$26,251,082	$25,378,312

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
REVENUES	$4,966,519	$4,631,303	$14,683,060	$12,123,257

COST OF SERVICES	3,400,595	3,037,455	10,044,674	8,310,871

GROSS PROFIT	1,565,924	1,593,848	4,638,386	3,812,386

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,205,228	1,170,134	3,368,261	3,207,096

INCOME FROM CONTINUING OPERATIONS	360,696	423,714	1,270,125	605,290

OTHER INCOME, NET	81,844	351,071	469,131	389,521

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	442,540	774,785	1,739,256	994,811

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	11,382	52,966	129,595	2,753,989

NET INCOME FROM CONTINUING OPERATIONS	431,158	721,819	1,609,661	(1,759,178)

DISCONTINUED OPERATIONS NET INCOME (LOSS) FROM OPERATIONS, NET OF TAX	-	8,812	-	(302,551)

NET INCOME (LOSS)	$431,158	$730,631	$1,609,661	$(2,061,729)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE (Continuing operations)	$0.019	$0.031	$0.070	$(0.076)

BASIC AND DILUTED LOSSES PER COMMON SHARE (Discontinued operations)	$-	$0.001	$-	$(0.013)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,996,169	23,062,531	23,045,432	23,076,306

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,038,236	23,074,606	23,108,752	23,080,758

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
NET INCOME (LOSS)	$431,158	$730,631	$1,609,661	$(2,061,729)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation loss	(6,317)	(54,292)	(17,267)	(18,735)
Available-for-sale securities:
Net unrealized gain	-	2,494	-	12,113
Other-than-temporary impairment included in net income	-	-	(4,475)	-

TOTAL OTHER COMPREHENSIVE LOSS	(6,317)	(51,798)	(21,742)	(6,622)

COMPREHENSIVE INCOME (LOSS)	$424,841	$678,833	$1,587,919	$(2,068,351)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2018	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2017	23,333,083	$2,333	-	$-	$1,295,314	$19,560,131	$137,671	$(248,163)	$20,747,286

STOCK-BASED COMPENSATION	-	-	-	-	17,550	-	-	-	17,550

PURCHASE OF TREASURY STOCK (27,100 SHARES)	-	-	-	-	-	-	-	(13,659)	(13,659)

NET LOSS	-	-	-	-	-	(2,664,012)	-	-	(2,664,012)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	81,275	-	81,275

BALANCE AT JANUARY 31, 2018	23,333,083	2,333	-	-	1,312,864	16,896,119	218,946	(261,822)	18,168,440

STOCK-BASED COMPENSATION	-	-	-	-	17,550	-	-	-	17,550

NET LOSS	-	-	-	-	-	(128,348)	-	-	(128,348)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(36,099)	-	(36,099)

BALANCE AT APRIL 30, 2018	23,333,083	2,333	-	-	1,330,414	16,767,771	182,847	(261,822)	18,021,543

STOCK-BASED COMPENSATION	-	-	-	-	17,550	-	-	-	17,550

NET INCOME	-	-	-	-	-	730,631	-	-	730,631

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(51,798)	-	(51,798)

BALANCE AT JULY 31, 2018	23,333,083	$2,333	-	$-	$1,347,964	$17,498,402	$131,049	$(261,822)	$18,717,926

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2019	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

STOCK-BASED COMPENSATION	--	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	3,442	1	-	-	-	-	-	-	1

PURCHASE OF TREASURY STOCK (65,772 SHARES)	-	-	-	-	-	-	-	(65,755)	(65,755)

NET INCOME	-	-	-	-	-	471,020	-	-	471,020

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	7,842	-	7,842

BALANCE AT JANUARY 31, 2019	23,377,259	2,338	-	-	1,355,956	19,582,131	115,789	(370,443)	20,685,771

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	20,448	2	-	-	-	(3)	-	-	(1)

PURCHASE OF TREASURY STOCK (20,050 SHARES)	-	-	-	-	-	-	-	(21,564)	(21,564)

NET INCOME	-	-	-	-	-	707,483	-	-	707,483

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(23,267)	-	(23,267)

BALANCE AT APRIL 30, 2019	23,397,707	2,340	-	-	1,364,956	20,289,611	92,522	(392,007)	21,357,422

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

PURCHASE OF TREASURY STOCK (600 SHARES)	-	-	-	-	-	-	-	(572)	(572)

NET INCOME	-	-	-	-	-	431,158	-	-	431,158

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(6,317)	-	(6,317)

BALANCE AT JULY 31, 2019	23,397,707	$2,340	-	$-	$1,373,956	$20,720,769	$86,205	$(392,579)	$21,790,691

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$431,158	$730,631	$1,609,661	$(2,061,729)
Add: net (income) loss from discontinued operations	-	(8,812)	-	302,551
Net income (loss) from continuing operations	431,158	721,819	1,609,661	(1,759,178)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Gain on disposition of property and equipment	-	-	(47,392)	-
Stock-based compensation	9,000	17,550	27,000	52,650
Depreciation and amortization	25,121	20,480	73,803	64,737
Other-than-temporary impairment on available-for-sale securities	-	-	(4,475)	-
(Increase) decrease in accounts receivable	(1,136,992)	961,673	(2,610,837)	1,948,132
Decrease in other assets	(121,694)	(140,267)	(41,365)	27,467
Increase (decrease) in liabilities	166,107	104,015	(674,324)	2,927,969
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(627,300)	1,685,270	(1,667,929)	3,261,777
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Disposal of marketable securities	-	-	44,475	-
Acquisition of property and equipment	(9,402)	-	(48,246)	(57,764)
Proceeds from sale of property and equipment	-	-	99,038	-
Collection from promissory note receivable	-	-	500,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(9,402)	-	595,267	(57,764)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repurchase of common stock	(572)	-	(87,891)	(13,659)
Payments on obligations under capital lease	(2,631)	(3,347)	(65,021)	(9,960)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(3,203)	(3,347)	(152,912)	(23,619)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,488	(39,547)	(8,652)	(56,970)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(637,417)	1,642,376	(1,234,226)	3,123,424
DISCONTINUED OPERATIONS:
Net cash provided by operating activities	-	559,219	-	403,567
Net cash used in investing activities	-	-	-	-
Net cash used in financing activities	-	-	-	-
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	559,219	-	403,567
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(637,417)	2,201,595	(1,234,226)	3,526,991
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,433,111	12,916,944	16,029,920	11,591,548
CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,795,694	$15,118,539	$14,795,694	$15,118,539

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$326,898	$-
Interest	$1,096	$519	$3,000	$1,610

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$2,526	$1,396	$26,526	$19,641
Conversion of cashless exercise of options to shares of common stock	$-	$-	$3	$-
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$86,000	$-
Disposed property and equipment with accumulated depreciation of $86,773 for the nine months ended July 31, 2019	$-	$-	$138,419	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2019
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation currently inactive, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Europe and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and until September 17, 2018 microbiological and chemical laboratory testing (the “Lab”).

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2018 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2019 are not necessarily indicative of expected results for the full 2019 fiscal year.

The accompanying financial data as of July 31, 2019, and for the three-month and nine-month periods ended July 31, 2019 and 2018 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2018.

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

Level 1 :
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

Level 3 :
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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard as of November 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date. The results for reporting periods beginning after November 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard had an immaterial impact on our reported total revenues and operating income as compared to what reported amounts would have been under the prior standard.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2019, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment, and leasehold improvements are stated at cost. Vehicles under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, including renewals that have been determined to be reasonable assured. Major renewals and betterments that extend the life of the assets are capitalized, while expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2019 and October 31, 2018, the accumulated depreciation and amortization amounted to $483,983 and $496,953, respectively.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the operating properties was present as of July 31, 2019 and October 31, 2018.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2018 condensed consolidated financial statements to conform them to the July 31, 2019 condensed consolidated financial statements presentation. Such reclassifications do not affect net income (loss) as previously reported.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2015 (2014 for Puerto Rico) through 2018 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

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

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2019 and October 31, 2018, a total of 338,854 and 315,404 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $329,607 and $304,688, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

NOTE F – EARNINGS (LOSSES) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (continuing operations)	$431,158	$721,819	$1,609,661	$(1,759,178)
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (discontinued operations)	$-	$8,812	$-	$(302,551)

Weighted average number of common shares - used to compute basic earnings (losses) per share	22,996,169	23,062,531	23,045,432	23,076,306
Effect of warrants to purchase common stock	-	-	-	-
Effect of restricted stock units to common stock	-	-	-	-
Effect of options to purchase common stock	42,067	12,075	63,320	4,452
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,038,236	23,074,606	23,108,752	23,080,758

For the three-month and nine-month periods ended July 31, 2019 and 2018, warrants for the purchase of shares of 1,000,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive. In addition, options for the purchase of 240,000 and 80,000 shares of common stock for the three-month and nine-month periods ended July 31, 2019, respectively, and 620,000 shares of common stock for the three-month and nine-month periods ended July 31, 2018, were not included in computing diluted earnings (losses) per share because their effects were also antidilutive.

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

The Company provided a substantial portion of its services to six customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2019 and 2018. During the three months ended July 31, 2019, revenues from these customers were 30.0%, 14.1%, 9.8%, 9.6%, 2.2% and 3.5%, or a total of 69.2%, as compared to the same period last year of 6.9%, 1.8%, 9.8%, 7.5%, 22.6% and 10.1%, or a total of 58.7%, respectively. During the nine months ended July 31, 2019, revenues from these customers were 24.8%, 9.7%, 11.0%, 10.2%, 6.6%, and 5.1%, or a total of 67.4%, as compared to the same period last year of 7.2%, 3.1%, 14.1%, 7.7%, 13.1% and 9.2%, or a total of 54.4%, respectively. At July 31, 2019, amounts due from these customers represented 81.5% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, six global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2019 and 2018. During the three months ended July 31, 2019, aggregate revenues from these global groups of affiliated companies were 30.0%, 17.3%, 9.8%, 9.6%, 2.2%, and 3.5%, or a total of 72.4%, as compared to the same period last year for 6.9%, 4.2%, 9.8%, 7.5%, 22.6%, and 10.1%, or a total of 61.1%, respectively. During the nine months ended July 31, 2019, aggregate revenues from these global group of affiliated companies were 24.8%, 12.9%, 11.0, 10.2%, 6.6% and 5.1%, or a total of 70.6%, as compared to the same period last year for 7.2%, 5.7%, 14.0%, 7.7%, 13.1% and 9.3%, or a total of 57.0%, respectively. At July 31, 2019, amounts due from these global groups of affiliated companies represented 82.8% of total accounts receivable balance.

As of July 31, 2019, one of the Company’s customers owes the Company approximately $6.1 million (including $2.5 million from a Promissory Note), which represents approximately 27.6% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

NOTE H – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Hurricanes related insurance claim for business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored was settled with the insurance carrier on April 2019 for the aggregate amount of approximately $199,000. Last fiscal year, the insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier on July 2018 for the aggregate amount of approximately $148,000. Based on current accounting guidance, the insurance proceeds were recognized upon collection, as a gain contingency against other income in the accompanying condensed financial statements for the applicable period.

Administered and disbursed by the Puerto Rico Treasury Department, the United States federal government granted a salaries subsidy (the “Salaries Subsidy”) to Puerto Rico employers which retained employees for the period since the Hurricanes until the sooner of (i) when the employer operations were fully able to operate or (ii) December 31, 2017. During July of last fiscal year, the Company’s Puerto Rico subsidiaries applied and collected from the Salaries Subsidy an aggregate amount of approximately $220,000. During the three months ended July 31, 2018, this Salaries Subsidy was recorded against other income in the accompanying condensed financial statements.

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

The following table presents information about the reported revenue from services and earnings from continuing operations of the Company for the three-month and nine-month periods ended in July 31, 2019 and 2018. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
REVENUES:
Puerto Rico consulting	$4,383,121	$3,825,157	$12,564,716	$9,737,886
United States consulting	502,998	684,051	1,690,999	1,311,882
Europe consulting	33,379	111,156	266,610	1,042,086
Other segments¹	47,021	10,939	160,735	31,403
Total consolidated revenues	$4,966,519	$4,631,303	$14,683,060	$12,123,257

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$359,648	$535,526	$1,315,937	$520,786
United States consulting	(38,037)	42,737	(35,717)	(132,964)
Europe consulting	(87,968)	(104,921)	(145,893)	72,884
Other segments¹	208,897	301,443	604,929	534,105
Total consolidated income before taxes	$442,540	$774,785	$1,739,256	$994,811

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of July 31, 2019 and October 31, 2018, and related depreciation and amortization expense for the three and nine months ended July 31, 2019 and 2018, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

We actively operate in Puerto Rico, the United States, Europe and Brazil and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

As more fully disclosed in Note C of the Company’s condensed consolidated financial statements included herewith, the Company is subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, payable within eight years which started on February 2019. The payment is being funded from our working capital.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2019 and 2018, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2019		2018		2019		2018
Puerto Rico	$4,383	88.3%	$3,825	82.6%	$12,565	85.6%	$9,738	80.3%
United States	503	10.1%	684	14.8%	1,691	11.5%	1,312	10.8%
Europe	33	0.7%	111	2.4%	266	1.8%	1,042	8.6%
Other	47	0.9%	11	0.2%	161	1.1%	31	0.3%
	$4,966	100%	$4,631	100%	$14,683	100%	$12,123	100%

For the nine-month period ended July 31, 2019, the Company’s revenues from continuing operations were $14.7 million, an increase of $2.6 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico, US and Brazil consulting markets of $2.8, $0.4 and $0.1 million, respectively, partially offset by a decline in the European consulting market of $0.7 million. When compared to the same period last year, gross margin increased 0.2 percentage points. The small net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $3.4 million, a net increase in expenses of approximately $161,000 as compared to the same period last year. The increase is mainly attributable to expenses geared to increase sales volume, including promotions and operational support. During April 2019, we collected and recorded in other income approximately $0.2 million for the settlement of the Company’s insurance claim for business interruption losses and additional expenses incurred resulting from the Hurricanes. These factors resulted in a net income from continuing operations of approximately $1.6 million for the nine months ended July 31, 2019, and including last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, this represented a net earnings improvement of $3.4 million. (See “Results of Operations” below.)

In September 2018, we sold our Laboratory Assets. Our net income for the nine months ended July 31, 2019 had an improvement in earnings of approximately $3.7 million, including the effect of our discontinued laboratory segment.

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

Results of Operations

On September 17, 2018, the Company sold substantially all of its Laboratory Assets. Accordingly, the operations of the Lab are treated as a discontinued operation in the following table that sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2019 and 2018 (dollars in thousands, and as a percentage of revenues for continuing operations only):

	Three months ended July 31,				Nine months ended July 31,
	2019		2018		2019		2018
Revenues	$4,966	100.0%	$4,631	100.0%	$14,683	100.0%	$12,123	100.00%
Cost of services	3,400	68.5%	3,037	65.6%	10,045	68.4%	8,311	68.6%
Gross profit	1,566	31.5%	1,594	34.4%	4,638	31.6%	3,812	31.4%
Selling, general and administrative costs	1,205	24.2%	1,170	25.3%	3,368	22.9%	3,207	26.4%
Other income, net	81	1.6%	351	7.6%	469	3.2%	390	3.2%
Income (loss) from continuing operations before income taxes	442	8.9%	775	16.7%	1,739	11.9%	995	8.2%
Income tax and US Tax Reform transition tax expense	11	0.2%	53	1.1%	129	0.9%	2,754	22.7%
Net income (loss) from continuing operations	431	8.7%	722	15.6%	1,610	11.0%	(1,759)	-14.5%

Discontinued operations net loss from operations, net of tax	-		9		-		(303)

Net income (loss)	431		731		1,610		(2,062)

Revenues. Revenues from continuing operations for the three and nine months ended July 31, 2019 were $5.0 and $14.7 million, respectively, an increase of approximately $0.3 and $2.6 million, or 7.2% and 21.1%, respectively, when compared to the same periods last year.

The increase for the three months ended July 31, 2019, when compared to the same period last year, is mainly attributable to the increase of projects in the Puerto Rico consulting market of approximately $0.6, partially offset by decreases in the US and Europe consulting markets of $0.2 and $0.1 million, respectively. Other Company divisions sustained minor revenue gains/losses or remained constant, when compared to the same period last year.

The increase for the nine months ended in July 31, 2019, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico, US and Brazil consulting markets of $2.8, $0.4 and $0.1 million, respectively, partially offset by a decline in the European consulting market of $0.7 million. Other Company divisions sustained minor revenue gains/losses or remained constant.

Cost of Services; gross margin. The decrease of 2.9 points in gross margin for the three months ended July 31, 2019, when compared to the same period last year, is mainly attributable to last year’s three-month period favorable project margins when compared to the same period this year.

Gross margin for the nine months ended July 31, 2019 increased by 0.2 percentage points when compared to the same period last year. The small net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market during the nine months ended July 31, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2019 were approximately $1.2 and $3.4 million, an increase of approximately $35,000 and $161,000 when compared to the same periods last year, respectively. The increase is mainly attributable to expenses geared to increase sales volume, including promotions and operational support.

Other Income and Expense, net. Other income for the three and nine-months periods ended on July 31, 2019 were approximately $0.1 and $0.4 million, respectively, a decrease of $0.3 million and an increase $0.1 million when compared to the same periods last year.

As a result of the Hurricanes, the Company recorded other income (i) insurance proceeds of $199,000 and $148,000 on April 2019 and July 2018, respectively, and (ii) a Salaries Subsidy of $220,000 in July 2018. For additional information see Note H to the Company’s condensed consolidated financial statements included herewith. By the end of fiscal year 2018 the Company sold its Laboratory Assets and received from the Purchaser a Promissory Note, which as of July 31, 2019 has generated approximately $87,000 on interest income. For further information see Note B to the Company’s condensed consolidated financial statements included herewith.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to (i) the effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant and (ii) the US Transition Tax which impacted our nine months ended July 31, 2018. See Note C of the Company’s condensed consolidated financial statements included herewith for additional information on the US Tax Reform.

Net Income (Loss) from Continuing Operations. Net income from continuing operations for the three and nine months ended July 31, 2019 was approximately $0.4 and $1.6 million, respectively, a decrease $0.3 million and an improvement of $3.4 million when compared to the same periods last year, respectively.

The decrease of net income from continuing operations for the three months ended July 31, 2019 when compared to the same period last year is mainly attributable to a slight decrease in gross profit, plus the increase in selling, general and administrative expenses to increase sales volume, by including promotions and operational support, partially offset by the Hurricanes insurance proceeds and Salaries Subsidy recorded when collected on July 2018.

After considering last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, the increase in net income from continuing operations for the nine months ended July 31, 2019 when compared to the same period last year is mainly attributable to the improvement in revenue and related gross margin, plus net other income, partially offset by an increase in selling, general and administrative expenses to increase sales volume, either by promotions or operational support.

For the three and nine months ended July 31, 2019, net income from continuing operations per common share for both basic and diluted were $0.019 and $0.070, a decrease of $0.012 and an improvement $0.146 per share, when compared to the same periods last year, respectively.

Net Loss from Discontinued Operations. The Company completed the sale of its Laboratory Assets on September 17, 2018. The net income (loss) from this discontinued operation for the three and nine months ended July 31, 2018 was approximately $8,800 and ($303,000), respectively. Discontinued operations net earnings (losses) per share for the three and nine months ended July 31, 2018, for both basic and diluted was $0.001 and ($0.013), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2019, the Company had approximately $22.2 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the nine-month period ended July 31, 2019, the Company repurchased an aggregate of 86,422 shares of its common stock, of which 23,450 shares were purchased within the repurchase program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2019.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2019 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended July 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2019 through May 31, 2019	-	$-	-	1,661,746
June 1, 2019 through June 30, 2019	600	$0.95	600	1,661,146
July 1, 2019 through July 31, 2019	-	$-	-	1,661,146
Total	600	$0.95	600

(1)
On June 16, 2014, the Company announced the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. The Repurchase Program does not have an expiration date.

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

Dated: September 16, 2019