Form 10-K
period 2019-10-31
Pharma-Bio Serv, Inc.
filed 2020-01-29
CIK 1304161

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2019 (the last business day of the second quarter of the registrant’s current fiscal year), was $14,350,924.

The number of shares of the registrant’s common stock outstanding as of January 24, 2020 was 22,995,881.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2019 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2019

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

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709. The financial information about our reporting segments appear in Note M to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

On September 17, 2018, based on a corporate strategy to refocus the Company on consulting services, the Company sold substantially all of its laboratory business assets. As a result of the sale, the Company currently operates three reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting.

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 65 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to five customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2019 and 2018. During the years ended October 31, 2019 and 2018, these customers accounted for, in the aggregate, 66.5% and 51.7% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 26 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	49	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	60	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

Pedro J. Lasanta has served as our Chief Financial Officer and Vice President - Finance and Administration since November 2007, and our Secretary since December 1, 2014. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.  Mr. Lasanta is a Certified Public Accountant. In 2012, he was awarded the Puerto Rico Manufacturers Association (North Region) Service Manager of the Year.  Mr. Lasanta has served as a Member of the Puerto Rico District Export Council for the U.S. Department of Commerce from January 2014 until December 2018.

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

Puerto Rico’s economy, including its governmental financial crisis and the impact of Hurricanes Irma and Maria (the “Hurricanes”) or any other natural disasters, including the recent earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis and the impacts of the Hurricanes or other natural disasters, including the recent earthquakes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. The damage resulting from the Hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

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

In order to promote business activities in Puerto Rico, in July 2019 and May 2008 the Puerto Rico government enacted tax incentive laws “Act 60” and “Act 73”, respectively. Act 60 and Act 73 provide tax exemption from various taxes, including income tax, and investment credits for activities similar to those of our customers and our Company. Any changes on these laws or changes in laws of other jurisdictions that may be perceived as more favorable than Act 60 or Act 73 may cause other companies to develop and manufacture products outside of Puerto Rico, and as a result, our ability to generate new business may be adversely impacted.

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

Our business has been dependent upon a small number of clients. During the years ended October 31, 2019 and 2018, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2019 and 2018, five customers accounted for, in aggregate, approximately 66.5% and 51.7% of total revenue, respectively.

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

Because of recent consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than us. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled consultants. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot assure you that we will be able to compete effectively in an increasingly competitive market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In July 2016, the Company renegotiated a lease agreement, effective as of January 1, 2016, with an affiliate of our Chairman of the Board, for our headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. The Sublease calls for monthly rental payments of $17,950 each, with an initial term commencing on September 17, 2018 through December 31, 2019, a one-year automatic renewal option, followed by a second automatic renewal option of five years. On January 1, 2019, a second amendment to the lease agreement was made to add a small storage area, increasing the monthly rental payments by $1,088.

Also, the Company maintains an office facility in Madrid, Spain, which is under a month-to-month lease with monthly payment of approximately $1,000.

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

On January 24, 2020, there were approximately 65 holders of record of our common stock.

On November 15, 2019 and October 26, 2018, the Company paid cash dividend of $0.075 per share to shareholders of record at the close of business on November 4, 2019 and October 15, 2018, respectively.  The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	80,000	$1.2800	-
2014 Long-Term Incentive Plan	410,000	$0.8615	1,580,000
Equity compensation plans not approved by security holders	-	-	-
Total	490,000		1,580,000

The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further awards may be issued under this equity compensation plan since its term ended in October 2015.

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. The Repurchase Program does not have an expiration date. For the quarter ended on October 31, 2019 no shares were bought within the repurchase program. For the year ended October 31, 2019 a total of 23,450 shares of the Company’s common stock were purchased through the repurchase program for an aggregate amount of $24,919.

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

As more fully disclosed in Note E of the Company’s consolidated financial statements included herewith, the Company is subject to the recent Tax Reform provisions, including an estimated one-time non-recurring Transition Tax of $2.7 million, that was recorded as of October 31, 2018, and which is payable within eight years which started on February 2019. The payment is being funded from our working capital.

The following table sets forth information as to our revenue for the years ended October 31, 2019 and 2018, by geographic regions (dollars in thousands).

	Year ended October 31
Revenues by Region	2019		2018
Puerto Rico	$16,798	86.1%	$14,439	81.1%
United States	2,188	11.2%	2,138	12.0%
Europe	315	1.6%	1,153	6.5%
Other	206	1.1%	67	0.4%
	$19,507	100.0%	$17,797	100.0%

For the year ended October 31, 2019, the Company’s revenues from continuing operations were $19.5 million, an increase of $1.7 million when compared to the same period last year. The revenue increase is mainly attributable to increases in projects in the Puerto Rico and Brazil consulting markets of $2.4 and $0.1 million, respectively, partially offset by a decline in the European consulting market of $0.8 million. When compared to the same period last year, gross profit decreased 0.3 percentage points. The small variance in gross margin is mainly attributable to the end of last fiscal year’s more favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $4.5 million, a net decrease in expenses of approximately $119,000 as compared to the same period last year. The decrease is mainly attributable to end of current fiscal year savings on promotions and operational support expenses. During April 2019, we collected and recorded in other income approximately $0.2 million for the settlement of the Company’s insurance claim for business interruption losses and additional expenses incurred resulting from the Hurricanes. These factors resulted in a net income from continuing operations of approximately $2.1 million for the year ended October 31, 2019, and including last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, this represented a net earnings improvement of $3.3 million. (See “Results of Operations” below.)

In September 2018, we sold our Laboratory Assets. After considering last fiscal year’s $2.5 million net income from discontinued operations and related gain on segment disposal and last year's non-recurring 2018 US Tax Reform Transition Tax, our net income for the year ended October 31, 2019 had an improvement in earnings of approximately $0.8 million over fiscal last year’s earnings.

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

Results of Operations

On September 17, 2018, the Company sold substantially all of its Laboratory Assets. Accordingly, the operations of the Lab are treated as a discontinued operation in the following table that sets forth our statements of operations for the year ended October 31, 2019 and 2018 (dollars in thousands, and as a percentage of revenues for continuing operations only):

	Year ended October 31,
	2019		2018
Revenues	$19,507	100.0%	$17,797	100.0%
Cost of services	13,330	68.3%	12,110	68.0%
Gross profit	6,177	31.7%	5,687	32.0%
Selling, general and administrative expenses	4,480	23.0%	4,599	25.8%
Other income, net	526	2.7%	436	2.4%
Income from continuing operations before income taxes	2,223	11.4%	1,524	8.6%
Income tax and US Tax Reform transition tax expense	136	0.7%	2,785	15.6%
Net income (loss) from continuing operations	2,087	10.7%	(1,261)	-7.1%

Discontinued operations, net of tax
Net loss from operations through disposal	-		(171)
Gain on disposal	-		2,712
Net income from discontinued operations	-		2,541

Net income	2,087		1,280

Revenues. Revenues from continuing operations for the year ended October 31, 2019 were $19.5 million, an increase of approximately $1.7 million, or 9.6%, when compared to last year. The increase is mainly attributable to increases in projects in the Puerto Rico and Brazil consulting markets of $2.4 and $0.1 million, respectively, partially offset by a decline in the European consulting market of $0.8 million.

Cost of Services; gross profit. The overall gross profit from continuing operations for the year ended in October 31, 2019 reflected a gross profit decrease of 0.3 percentage points, when compared to last year. The small variance in gross profit is mainly attributable to the end of last fiscal year’s more favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations for the year ended in October 31, 2019 were approximately $4.5 million, a net decrease in expenses of approximately $0.1 million as compared to last year. The decrease is mainly attributable to end of current fiscal year savings on promotions and operational support expenses.

Other Income, net. Other income for the year ended on October 31, 2019 was approximately $0.5 million, an increase of $0.1 million when compared to last year.

As a result of the Hurricanes, the Company recorded other income (i) insurance proceeds of $199,000 and $148,000 on fiscal year 2019 and fiscal year 2018, respectively, and (ii) a Salaries Subsidy of $220,000 in fiscal year 2018. For additional information see Note L to the Company’s consolidated financial statements included herewith. By the end of fiscal year 2018 the Company sold its Laboratory Assets and received from the Purchaser a Promissory Note, which as of October 31, 2019 has generated approximately $120,000 on interest income. For further information see Note C to the Company’s consolidated financial statements included herewith.

Income Tax and US Tax Reform Transition Tax Expense. The income tax expense is mainly attributable to (i) the effect to the effective tax rate attained considering the effect of the Puerto Rico Act 73 Tax Grant and (ii) the US Transition Tax which impacted our fiscal year ended October 31, 2018. For additional information on the US Transition Tax, see Note E of the Company’s consolidated financial statements included herewith.

Net Income (Loss) from Continuing Operations. Net income from continuing operations for the year ended October 31, 2019 was approximately $2.1 million, an improvement of $3.3 million when compared to the same period last year.

After considering last year’s non-recurring 2018 US Tax Reform $2.7 million Transition Tax charge, the increase in net income from continuing operations for the year ended October 31, 2019 when compared to the same period last year is mainly attributable to the improvement in revenue and related gross profit, savings on promotions and operational support expenses, plus net other income.

For the year ended October 31, 2019, net income from continuing operations per common share for both basic and diluted were $0.090, an improvement of $0.145 per share, when compared to the same period last year.

Net Income from Discontinued Operations. The Company completed the sale of its Laboratory Assets on September 17, 2018. The net income from this discontinued operation for the year ended October 31, 2018 was approximately $2.5 million. Discontinued operations net earnings per share for the year ended October 31, 2018, for both basic and diluted was $0.110.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2019, the Company had approximately $22.3 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2019, the Company repurchased an aggregate of 86,422 shares of its common stock, of which 23,450 shares were purchased within the repurchase program.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses.  Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high quality customer receivables are sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2019.

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

Segments - On September 17, 2018, the Company sold substantially all of its Laboratory Assets. As a result of the sale, the Company currently operates three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments as continuing operations, while the Lab is presented as a discontinued operation.

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

Revenue Recognition Continuing operations - In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard as of November 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date. The results for reporting periods beginning after November 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard had an immaterial impact on our reported total revenues and operating income as compared to what reported amounts would have been under the prior standard.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2019, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2019.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2019, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2019, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2019, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2019, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2019, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated August 13, 2018 by and between Scienza Labs, Inc. and Romark Global Pharma, LLC (1)	8-K	000-50956	2.1	8/17/18
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/13
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
4.1*	Description of the Registrant’s securities
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017
10.5	Consulting Agreement Amendment, dated January 2, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018.	8-K	000-50956	10.1	1/8/2018
10.6	Consulting Agreement Amendment, dated December 31, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019.	8-K	000-50956	10.1	1/4/2019
10.7	Consulting Agreement Amendment, dated December 27, 2019, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2020.	8-K	000-50956	10.1	12/27/2019
10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta.	8-K	000-50956	10.2	1/07/2010
10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro Lasanta	8-K	000-50956	10.1	10/11/2019
10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
23.1*	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PHARMA-BIO SERV, INC.

Dated: January 29, 2020	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2020
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2020
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Elizabeth Plaza	Chairman	January 29, 2020
Elizabeth Plaza

/s/ Kirk Michel	Director	January 29, 2020
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2020
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2020
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2020
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at October 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ CROWE PR PSC
Guaynabo, Puerto Rico

January 29, 2020
Puerto Rico Society of Certified Public Accountants
Stamp number E394372 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2019 and 2018

	October 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$15,490,174	$16,029,920
Marketable securities	-	44,475
Accounts receivable	8,781,026	5,193,385
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,750,000
Prepaids and other assets	453,780	394,017
Total current assets	25,974,980	23,411,797

Promissory note receivable due from sale of assets from discontinued operations	-	1,250,000
Property and equipment	290,658	298,020
Other assets	367,437	418,495
Total assets	$26,633,075	$25,378,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under capital leases	$11,030	$13,768
Accounts payable and accrued expenses	1,590,172	2,140,001
Dividend payable to stockholders	1,725,295	-
Current portion of US Tax Reform Transition Tax and income taxes payable	344,043	411,903
Total current liabilities	3,670,540	2,565,672

US Tax Reform Transition Tax payable	2,270,000	2,485,000
Obligations under capital leases	67,079	46,027
Other liabilities	17,950	17,950
Total liabilities	6,025,569	5,114,649

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,397,707 and 23,373,817 shares issued, and 22,995,881 and 23,058,413 shares outstanding at October 31, 2019 and 2018, respectively	2,340	2,337
Additional paid-in capital	1,381,076	1,346,956
Retained earnings	19,473,069	19,111.111
Accumulated other comprehensive income	143,600	107,947
	21,000,085	20,568,351
Treasury stock, at cost; 401,826 and 315,404 common shares held at October 31, 2019 and 2018, respectively	(392,579)	(304,688)
Total stockholders' equity	20,607,506	20,263,663
Total liabilities and stockholders' equity	$26,633,075	$25,378,312

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2019 and 2018

	Years ended October 31,
	2019	2018
REVENUES	$19,506,911	$17,797,425

COST OF SERVICES	13,330,295	12,110,618

GROSS PROFIT	6,176,616	5,686,807

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,479,933	4,598,545

INCOME FROM CONTINUING OPERATIONS	1,696,683	1,088,262

OTHER INCOME, NET OF FOREIGN EXCHANGE SETTLEMENT	526,567	435,527

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,223,250	1,523,789

INCOME TAX AND US TAX REFORM TRANSITION TAX EXPENSE	135,994	2,785,525

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,087,256	(1,261,736)

DISCONTINUED OPERATIONS, NET OF TAX:
NET LOSS FROM OPERATIONS THROUGH DISPOSAL	-	(170,774)
GAIN ON DISPOSAL	-	2,712,244

NET INCOME FROM DISCONTINUED OPERATIONS	-	2,541,470

NET INCOME	$2,087,256	$1,279,734

BASIC AND DILUTED LOSSES PER COMMON SHARE (Continuing operations)	$0.090	$(0.055)
BASIC AND DILIUTED EARNINGS (LOSSES) PER COMMON SHARE (Discontinued operations)	$-	$0.110

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,054,653	23,080,995

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,113,857	23,096,252

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2019 and 2018

	Years ended October 31,
	2019	2018

NET INCOME	$2,087,256	$1,279,734

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss):
Net unrealized gain (loss)	(25,508)	73,538
Intercompany balances foreign exchange settlement, included in net income	65,636	(121,137)
Net unrealized gain (loss) on available-for sale securities	(4,475)	17,875

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	35,653	(29,724)

COMPREHENSIVE INCOME	$2,122,909	$1,250,010

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2019 and 2018

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2017	23,333,083	$2,333	-	$-	$1,295,314	$19,560,131	$137,671	$(248,163)	$20,747,286

STOCK-BASED COMPENSATION	-	-	-	-	51,642	-	-	-	51,642

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	40,734	4	-	-	-	(4)	-	-	-

PURCHASE OF TREASURY STOCK (71,952 SHARES)	-	-	-	-	-	-	-	(56,525)	(56,525)

NET INCOME	-	-	-	-	-	1,279,734	-	-	1,279,734

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	(29,724)	-	(29,724)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,728,750)	-	-	(1,728,750)

BALANCE AT OCTOBER 31, 2018	23,373,817	2,337	-	-	1,346,956	19,111,111	107,947	(304,688)	20,263,663

STOCK-BASED COMPENSATION	-	-	-	-	34,120	-	-	-	34,120

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	23,890	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (86,422 SHARES)	-	-	-	-	-	-	-	(87,891)	(87,891)

NET INCOME	-	-	-	-	-	2,087,256	-	-	2,087,256

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	35,653	-	35,653

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,725,295)	-	-	(1,725,295)

BALANCE AT OCTOBER 31, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2019 and 2018

	Years ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,087,256	$1,279,734
Add: net loss from discontinued operations	-	(2,541,470)
Net income (loss) from continuing operations	2,087,256	(1,261,736)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Gain on disposition of property and equipment	(47,392)	(6,000)
Stock-based compensation	34,120	51,642
Depreciation and amortization	99,095	74,601
Other-than-temporary impairment on available-for-sale securities	(4,475)	-
(Increase) decrease in accounts receivable	(3,593,069)	1,158,809
Decrease in other assets	47,676	64,815
Increase (decrease) in liabilities	(830,950)	3,636,553
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(2,207,739)	3,718,684
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Disposal of marketable securities	44,475	-
Acquisition of property and equipment	(57,379)	(122,009)
Proceeds from disposition of property and equipment	99,038	6,000
Collection from promissory note receivable	1,750,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	1,836,134	(116,009)
CASH FLOW FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repurchase of common stock	(87,891)	(56,525)
Payments on obligations under capital lease	(67,686)	(13,949)
Cash dividends paid to shareholders	-	(1,728,750)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(155,577)	(1,799,224)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,564)	(93,805)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(539,746)	1,709,646
DISCONTINUED OPERATIONS:
Net cash provided by operating activities	-	728,726
Net cash provided by investing activities	-	2,000,000
Net cash used in financing activities	-	-
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	2,728,726
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(539,746)	4,438,372
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,029,920	11,591,548
CASH AND CASH EQUIVALENTS – END OF YEAR	$15,490,174	$16,029,920

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$326,898	$-
Interest	$4,062	$1,498
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Promissory note receivable received from sale of assets from discontinued operations	$-	$3,000,000
Property and equipment with accumulated depreciation of $86,773 and $32,795 disposed during the years ended October 31, 2019 and 2018, respectively	$138,419	$32,795
Obligations under capital lease incurred for the acquisition of a vehicle	$86,000	$-
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$36,681	$16,691
Conversion of cashless exercise of options to shares of common stock	$3	$4

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2019 and 2018

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2019, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2020. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2018 consolidated financial statements to conform them to the October 31, 2019 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

Recent Accounting Pronouncements

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

NOTE C – PROMISSORY NOTE

Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. As of October 31, 2019, pursuant to the terms of the Promissory Note, the Company has collected $1,750,000. The Promissory Note final installment of $1,250,000 from Tranche A is due September 17, 2020.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2019 and 2018 consisted of the following:

		October 31,
	Useful life (years)	2019	2018
Vehicles	5	$253,579	$269,257
Leasehold improvements	5-8	84,445	84,485
Computers	3	330,250	307,579
Equipment	3-7	130,110	132,089
Furniture and fixtures	10	1,549	1,563
Total		799,933	794,973
Less: Accumulated depreciation and amortization		(509,275)	(496,953)
Property and equipment, net		$290,658	$298,020

NOTE E - INCOME TAXES

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

For the year ended October 31, 2019 and 2018, the favorable consolidated net income aggregate dollar effect of the Grant was approximately $952,000 and $652,000, or $0.041 and $0.028 per basic weighted average share, respectively.

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

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2019, and 2018 is as follows:

	October 31,
	2019	2018
United States federal statutory rate	21.0%	23.5%
US Tax Reform Transition Tax Expense	-%	177.2%
Puerto Rico, including foreign loss positionsfor which the resulting deferred asset has been allowed, net	(15.0)%	(16.5)%
Other, including US loss positions for which the resulting deferred tax asset has been allowed, net	0.1%	(1.4)%
Effective tax rate	6.1%	182.8%

At October 31, 2019, Pharma-Spain, Pharma-IR and Pharma-Bio/Pharma-US have unused operating losses of approximately $1,501,000, $127,000 and $2,774,000, respectively. These net operating losses are available to offset future taxable income until October 31, 2028, 2029, 2030, 2031, 2032, 2033 and 2034 for the aggregate amounts of $178,000, $332,000, $266,000, $181,000, $40,000, 273,000 and $231,000, respectively for Pharma-Spain; indefinitely for Pharma-IR; until October 31, 2035, 2036, 2037, 2038 and 2039 for the aggregate amounts of $292,000, $834,000, $345,000, 1,224,000 and $79,000, respectively for Pharma-Bio/Pharma-US. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain, Pharma-IR and Pharma-Bio of approximately $300,000, $16,000, and $582,000, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2015 (2014 for Puerto Rico) through 2018 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE F – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases vehicles under non-cancelable capital lease agreements with a cost of $86,000 and $77,470 for the years ended October 31, 2019 and 2018, respectively (accumulated amortization of $11,467 and $21,163 as of October 31, 2019 and 2018, respectively). Amortization expense for vehicles under non-cancelable lease agreements amounted to $11,467 and $15,495 for the years ended October 31, 2019 and 2018, respectively.

The following is a schedule, by year, of future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at October 31, 2019:

Twelve months ending October 31,	Amount
2020	$14,908
2021	14,908
2022	14,908
2023	14,908
2024	31,181
Total future minimum lease payments	90,813
Less: Amount of imputed interest	(12,704)
Present value of future minimum lease payments	78,109
Current portion of obligation under capital leases	(11,030)
Long-term portion	$67,079

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under two different rental agreements.

In July 2016, with effective date January 1st, 2016, the Company renegotiated a lease agreement with an affiliate of our Chairman of the Board, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. On January 1, 2019, a second amendment to the lease agreement was made to add a small storage area, increasing the monthly rental payments by $1,088.

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2019 are as follows:

Amount
2020	$376,850
2021	62,808
Total minimum future rental payments	$439,658

Total minimum future rental payments have not been reduced by approximately $224,375 of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense for the years ended October 31, 2019 and 2018 was approximately $386,000 and $389,000, respectively.

Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE G – WARRANTS

On December 2014, the Company entered into an agreement with a firm for providing (i) business development and (ii) mergers and acquisition services to the Company. The Company warrants for the purchase of 1,000,000 common shares issued to this firm for its services expired on December 1, 2019.

NOTE H – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. As of October 31, 2019 and 2018, a total of 338,854 and 315,404 shares of the Company’s common stock were purchased for an aggregate amount of $329,607 and $304,688, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

On October 23, 2019 and October 3, 2018, the Board of Directors of the Company declared cash dividends of $0.075 per common share for shareholders of record as of the close of business on November 4, 2019 and October 15, 2018, respectively. Accordingly, aggregate dividend payments of $1,725,295 and $1,728,750 were paid on November 15, 2019 and October 26, 2018, respectively.

NOTE I – EARNINGS (LOSSES) PER SHARE

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

	Years ended October 31,
	2019	2018
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (losses) per share (continuing operations)	$2,087,256	$(1,261,736)
Net income available to common equity holders - used to compute basic and diluted earnings (losses) per share (discontinued operations)	$-	$2,541,470

Weighted average number of common shares - used to compute basic earnings (losses) per share	23,054,653	23,080,995
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to issue common stock	-	-
Effect of options to purchase common stock	59,204	15,257
Weighted average number of shares - used to compute diluted earnings (losses) per share	23,113,857	23,096,252

For the year ended October 31, 2019, warrants and options for the purchase of 1,000,000 and 80,000 shares of common stock, respectively, were not included in computing earnings per share because their effect were antidilutive. Also, for the year ended on October 31, 2018, warrants and options for the purchase of 1,000,000 and 419,600 shares of common stock, respectively, were not included in computing diluted losses per share from continuing operations because their effect were also antidilutive.

NOTE J - STOCK OPTIONS, RESTRICTED STOCK UNITS AND STOCK BASED COMPENSATION

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

The 2005 Plan stock options activity and status for the years ended October 31, 2019 and 2018 was as follows:

	Year ended October 31,
	2019		2018
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	160,000	$1.6650	200,000	$1.4820
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired and/or forfeited	(80,000)	$2.0500	(40,000)	$0.7500
Total outstanding at end of year	80,000	$1.2800	160,000	$1.6650

Outstanding exercisable stock options at end of year	80,000	$1.2800	160,000	$1.6650

	October 31, 2019		October 31, 2018
Weighted average remaining years in contractual life for:
Total outstanding options	0.2 years		0.7 years
Outstanding exercisable options	0.2 years		0.7 years
Shares of common stock available for issuance pursuant to future stock option grants	-		-

The 2014 Plan stock options activity and status for the years ended October 31, 2019 and 2018 was as follows:

	Year ended October 31,
	2019		2018
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	329,600	$0.8238	460,000	$0.8887
Granted	180,000	$0.9333	80,000	$0.5200
Exercised	(99,600)	$0.8666	(210,400)	$0.8502
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	410,000	$0.8615	329,600	$0.8238

Outstanding exercisable stock options at end of year	270,000	$0.8341	190,000	$0.8653

	October 31, 2019		October 31, 2018
Weighted average remaining years in contractual life for:
Total outstanding options	3.2 years		2.8 years
Outstanding exercisable options	2.5 years		2.9 years
Shares of common stock available for issuance pursuant to future stock option grants	1,580,000		1,760,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2019 and 2018:

	Year ended October 31,
	2019	2018
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	78.9%	73.6%
Risk free interest rate	1.9%	2.0%
Expected life of options	3.4 years	3.2 years
Weighted average fair value of options granted	$0.5076	$0.2624

As of October 31, 2019, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $55,211 will be recognized in a weighted average period of approximately 1.6 years.

As of October 31, 2019 and 2018, the aggregate intrinsic value of options outstanding under the 2014 Plan were approximately $25,200 and $74,570, respectively. As of October 31, 2019 and 2018, the exercise price for all options outstanding under the 2005 Plan were above the Company’s stock market value. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2019	2018
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	34,120	51,642
Stock-based compensation before tax	34,120	51,642
Income tax benefit	-	-
Net stock-based compensation expense	$34,120	$51,642
Effect on earnings per share:
Basic earnings per share	$(0.001)	$(0.002)
Diluted earnings per share	$(0.001)	$(0.002)

NOTE K - CONCENTRATION OF RISKS

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

The Company provided a substantial portion of its services to five customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2019 or 2018. During the year ended October 31, 2019, revenues from these customers were 25.3%, 10.4%, 11.7%, 10.2% and 5.6%, or a total of 63.2%, as compared to the same period last year for 9.2%, 2.7%, 13.9%, 7.5%, and 15.7%, or a total of 49.0%, respectively. At October 31, 2019 and 2018, amounts due from these customers represented 82.0% and 52.7% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level five groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2019 or 2018. During the year ended October 31, 2019, aggregate revenues from these global groups of affiliated companies were 25.3%, 13.7%, 11.7%, 10.2% and 5.6%, or a total of 66.5%, as compared to the same period last year for 9.2%, 5.4%, 13.9%, 7.5%, and 15.7%, or a total of 51.7%, respectively. At October 31, 2019 and 2018, amounts due from these global groups of affiliated companies represented 83.4% and 55.5% of total accounts receivable balance, respectively.

As of October 31, 2019, one of the Company’s customers (representing 25.3% of revenues during the year ended October 31, 2019) owes the Company approximately $6.25 million (including $1.25 million from a Promissory Note), which represents approximately 27.5% of the Company’s total working capital. We are providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will do the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements. Subsequent to our October 31, 2019, the Company collected $2 million from this customer.

NOTE L – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Hurricanes related insurance claim for business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored was settled with the insurance carrier on April 2019 for the aggregate amount of approximately $199,000. In July 2018, the insurance claim for property damages resulting from the Hurricanes was settled with the insurance carrier for the aggregate amount of approximately $148,000. Based on current accounting guidance, the insurance proceeds were recognized upon collection, as a gain contingency against other income in the accompanying consolidated financial statements for the applicable period.

Administered and disbursed by the Puerto Rico Treasury Department, the United States federal government granted a salaries subsidy (the “Salaries Subsidy”) to Puerto Rico employers which retained employees for the period since the Hurricanes until the sooner of (i) when the employer operations were fully able to operate or (ii) December 31, 2017. In July 2018, the Company’s Puerto Rico subsidiaries applied and collected from the Salaries Subsidy an aggregate amount of approximately $220,000. This Salaries Subsidy was recorded against other income in the accompanying condensed financial statements.

NOTE M - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2019 and 2018. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2019	2018
REVENUES:
Puerto Rico consulting	$16,797,783	$14,438,772
United States consulting	2,188,276	2,137,748
Europe consulting	315,329	1,153,740
Other segments¹	205,523	67,165
Total consolidated revenues	$19,506,911	$17,797,425
INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$1,906,513	$1,217,758
United States consulting	(33,113)	(119,140)
Europe consulting	(238,420)	11,194
Other segments¹	588,270	413,977
Total consolidated income before taxes	$2,223,250	$1,523,789

1 Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2019 and 2018, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE N - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. Following plan provisions, during the year ended October 31, 2018 the Company temporarily suspended contributions to the plan. During the year ended October 31, 2019 the Company resumed contributions and contributed to these plans $67,900.

NOTE O – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated to our Chairman and our Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant will consult with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may be requested from time to time by the Board.  The Chairman will receive a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 27, 2019, the Company extended the Consulting Agreement for an additional year to December 31, 2020 and maintained the past compensation structure. Pursuant to the Consulting Agreement the Company will compensate Consultant a monthly retainer of $33,700 during the Extension Term. In addition, in the event the Company achieves at least eighty percent (80%) of its budget for the year, Consultant shall receive a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year, the Incentive Fee shall be $120,000.

As more fully disclosed in Note G to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our Chairman of the Board.

NOTE P – SUBSEQUENT EVENTS

On December 27, 2019, the Company renewed the Consulting Agreement with a company affiliated to our Chairman and our Chairman, as more fully disclosed in Note O.