Form 10-Q
period 2020-01-31
Pharma-Bio Serv, Inc.
filed 2020-03-16
CIK 1304161

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or
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

The number of shares of the registrant’s common stock outstanding as of March 14, 2020 was 23,001,627.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
ASSETS	January 31, 2020*	October 31, 2019**
Current assets
Cash and cash equivalents	$15,254,752	$15,490,174
Accounts receivable	7,716,573	8,781,026
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Prepaids and other assets	410,859	453,780
Total current assets	24,632,184	25,974,980
Property and equipment	251,865	290,658
Operating lease right-of-use	908,399	-
Other assets	367,797	367,437
Total assets	$26,160,245	$26,633,075
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion-obligations under finance leases	$11,179	$11,030
Current operating lease liabilities	153,763	-
Accounts payable and accrued expenses	1,384,932	1,590,172
Dividend payable to stockholders	-	1,725,295
Current portion of US Tax Reform Transition Tax and income taxes payable	396,401	344,043
Total current liabilities	1,946,275	3,670,540
US Tax Reform Transition Tax payable	2,270,000	2,270,000
Obligations under finance leases	64,228	67,079
Long-term operating lease liabilities	729,389	-
Other liabilities	17,950	17,950
Total liabilities	5,027,842	6,025,569

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,405,753 and 23,397,707 shares issued, and 23,001,627 and 22,995,881 shares outstanding at January 31, 2020 and October 31, 2019, respectively	2,341	2,340
Additional paid-in capital	1,392,506	1,381,076
Retained earnings	19,999,968	19,473,069
Accumulated other comprehensive income	131,866	143,600
	21,526,681	21,000,085
Treasury stock, at cost; 404,126 and 401,826 common shares held at January 31, 2020 and October 31, 2019, respectively	(394,278)	(392,579)
Total stockholders' equity	21,132,403	20,607,506
Total liabilities and stockholders' equity	$26,160,245	$26,633,075

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2020	2019
REVENUES	$4,613,167	$4,566,197

COST OF SERVICES	3,027,275	3,087,137

GROSS PROFIT	1,585,892	1,479,060

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,049,133	1,046,559

INCOME FROM OPERATIONS	536,759	432,501

OTHER INCOME, NET	45,436	81,474

INCOME BEFORE INCOME TAX	582,195	513,975

INCOME TAX EXPENSE	55,295	42,955

NET INCOME	$526,900	$471,020

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.023	$0.020

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,002,191	23,038,999

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,018,537	23,119,027

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2020	2019
NET INCOME	$526,900	$471,020

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain (loss)	(11,734)	12,317
Available-for-sale securities other-than-temporary impairment included in net income	-	(4,475)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(11,734)	7,842

COMPREHENSIVE INCOME	$515,166	$478,862

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2019	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	3,442	1	-	-	-	-	-	-	1

PURCHASE OF TREASURY STOCK (65,772 SHARES)	-	-	-	-	-	-	-	(65,755)	(65,755)

NET INCOME	-	-	-	-	-	471,020	-	-	471,020

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	7,842	-	7,842

BALANCE AT JANUARY 31, 2019	23,377,259	$2,338	-	$-	$1,355,956	$19,582,131	$$115,789	$(370,443)	$20,685,771

							Accumulated
					Additional		Other
FISCAL YEAR 2020	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	526,900	-	-	526,900

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(11,734)	-	(11,734)

BALANCE AT JANUARY 31, 2020	23,405,753	$2,341	-	$-	$1,392,506	$19,999,968	$131,866	$(394,278)	$21,132,403

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$526,900	$471,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	11,430	9,000
Depreciation and amortization	21,032	26,838
Decrease (increase) in accounts receivable	1,062,141	(261,287)
Decrease (increase) in other assets	(837,443)	52,261
Increase (decrease) in liabilities	730,959	(515,544)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,515,019	(217,712)

CASH FLOWS FROM INVESTING:
Disposal of marketable securities	-	44,475
Acquisition of property and equipment	(11,326)	(3,083)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,326)	41,392

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,699)	(65,755)
Payments on obligations under finance lease	(2,702)	(3,397)
Cash dividends paid to shareholders	(1,725,295)	-
NET CASH USED IN FINANCING ACTIVITIES	(1,729,696)	(69,152)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,419)	14,078
NET DECREASE IN CASH AND CASH EQUIVALENTS	(235,422)	(231,394)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,490,174	16,029,920
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,254,752	$15,798,526

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,016	$479
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$3,649	$6,589
Conversion of cashless exercise of options to common stock	$1	$1

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2020
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation currently inactive, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Ireland, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2019 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2020 are not necessarily indicative of expected results for the full 2020 fiscal year.

The accompanying financial data as of January 31, 2020, and for the three-month period ended January 31, 2020 and 2019 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2019.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segments

The Company operates in three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying condensed consolidated financial statements are presented to show these three reportable segments.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2020, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2020 and October 31, 2019, the accumulated depreciation amounted to $477,659 and $509,275, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2020 and October 31, 2019.

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

Earnings Per Share of Common Stock

Basic earnings per share of common stock is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock option and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2019 condensed consolidated financial statements to conform them to the January 31, 2020 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption.

Effective November 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $941,009 of right-of-use assets and $911,922 in operating lease liabilities at November 1, 2019. As of January 31, 2020, the total right-of-use assets related to the Company’s operating leases was $908,399 and operating lease liabilities current and non-current were approximately $153,763 and $729,389, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE RECEIVABLE

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. As of January 31, 2020, pursuant to the terms of the Promissory Note, the Company has collected $1,750,000. The Promissory Note final installment of $1,250,000 from Tranche A is due September 17, 2020.

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability has to be paid over a period of eight years which started with the Company’s second quarter of fiscal year 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%.

Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Pharma-Spain, Pharma-IR and Pharma-Bio/Pharma-US have unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. These net operating losses are available to offset future taxable income through 2034 for Pharma-Spain; indefinitely for Pharma-IR; until 2039 for Pharma-Bio/Pharma-US.

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

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of January 31, 2020 and October 31, 2019, a total of 341,154 and 338,854 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306 and $329,607, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.
	Three months ended January 31,
	2020	2019
Net income available to common equity holders - used to compute basic and diluted earnings per share	$526,900	$471,020

Weighted average number of common shares - used to compute basic earnings per share	23,002,191	23,038,999
Effect of warrants to purchase common stock	-	-
Effect of options to purchase common stock	16,346	80,028
Weighted average number of shares - used to compute diluted earnings per share	23,018,537	23,119,027

Warrants for the purchase of 1,000,000 shares of common stock for the three-month periods ended in January 31, 2019 were not included in computing diluted earnings per share because their effects were antidilutive. In addition, options for the purchase of 340,000 and 80,000 shares of common stock for the three-month periods ended in January 31, 2020 and 2019, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended in January 31, 2020 and 2019. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2020	2019
REVENUES:
Puerto Rico consulting	$4,180,910	$3,888,554
United States consulting	389,361	526,645
Europe consulting	22,189	91,730
Other segments¹	20,707	59,268
Total consolidated revenues	$4,613,167	$4,566,197

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$517,139	$375,270
United States consulting	(20,043)	(11,910)
Europe consulting	(69,173)	(49,911)
Other segments¹	154,272	200,526
Total consolidated income before taxes	$582,195	$513,975

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of January 31, 2020 and October 31, 2019, and related depreciation and amortization expense for the three months ended January 31, 2020 and 2019, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE H - CONCENTRATIONS OF RISK

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

The Company provided a substantial portion of its services to six customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2020 and 2019. During the three months ended January 31, 2020, revenues from these customers were 16.8%, 13.4%, 15.1%, 14.0%, 9.0%, and 2.4%, or a total of 70.7%, as compared to the percentages for the same period last year of 0.0%, 3.1%, 18.0%, 11.1%, 11.0% and 14.2%, or a total of 57.4%, respectively. At January 31, 2020, amounts due from these customers represented 86.7% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level six customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2020 and 2019. During the three months ended January 31, 2020, aggregate revenues from these global groups of affiliated companies were 16.8%, 16.4%, 15.1%, 14.0%, 9.0% and 2.4%, or a total of 73.7%, as compared to the same period last year for 0.0%, 6.7%, 18.0%, 11.1%, 11.0% and 14.2%, or a total of 61.0%, respectively. At January 31, 2020 amounts due from these global groups of affiliated companies represented 87.5% of total accounts receivable balance.

As of January 31, 2020, one of the Company’s customers (representing 15.1% of revenues during the three months ended January 31, 2020) owes the Company approximately $4.9 million (including $1.25 million from a Promissory Note due September 2020). This outstanding obligation represents approximately 21.4% of the Company’s total working capital. The Company is providing multiple services to this customer related to their construction of a manufacturing facility in Puerto Rico. From this facility the customer will provide for the manufacturing and distribution of an existing product and an investigational new drug to be marketed to worldwide markets, once approved by regulators. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2019. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2020 and 2019, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2020		2019
Puerto Rico	$4,181	90.6%	$3,888	85.2%
United States	389	8.4%	527	11.5%
Europe	22	0.5%	92	2.0%
Other	21	0.5%	59	1.3%
	$4,613	100.0%	$4,566	100.0%

For the three-month period ended January 31, 2020, the Company’s total revenues were $4,613,000, a net increase of approximately $47,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue increase in projects for approximately $292,000, while the US, Europe and Brazil markets had an aggregate decrease in revenue for approximately $245,000. When compared to the same period last year, gross margin increased 2 percentage points. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $1,049,000, reflecting no significant change when compared to the same period last year. These factors resulted in a net income of approximately $527,000 for the three-month period ended January 31, 2020.

The Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be highly dependent on the effect the local and global economy, changes in tax laws and healthcare reform, and worldwide life science manufacturing industry consolidations will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month periods ended January 31, 2020 and 2019 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2020		2019
Revenues	$4,613	100.0%	$4,566	100.0%
Cost of services	3,027	65.6%	3,087	67.6%
Gross profit	1,586	34.4%	1,479	32.4%
Selling, general and administrative expenses	1,049	22.7%	1,046	22.9%
Other income, net	45	0.9%	81	1.8%
Income before income taxes	582	12.6%	514	11.3%
Income tax expense	55	1.2%	43	0.9%
Net income	527	11.4%	471	10.3%

Revenues. For the three-month period ended January 31, 2020, the Company’s total revenues were $4,613,000, a net increase of approximately $47,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue increase in projects for approximately $292,000, while the US, Europe and Brazil markets had an aggregate decrease in projects revenue for approximately $245,000.

Cost of Services; gross margin. Gross margin for the three months ended January 31, 2020 increased 2 percentage points when compared to the same period last year. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1,049,000 for the three-month period ended January 31, 2020, reflecting no significant change when compared to the same period last year.

Net Income. Net income for the three months ended January 31, 2020 was approximately $527,000, reflecting no significant change when compared to the same period last year.

For the three-month period ended January 31, 2020, net income per common share for both basic and diluted was $0.023, an improvement of $0.003 per share when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2020, the Company had approximately $22.7 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During the three-month period ended January 31, 2020, the Company repurchased an aggregate of 2,300 shares of its common stock within the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2020.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2020 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which could have a significant effect on our condensed consolidated financial statements.

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
●
Puerto Rico’s economy, including its governmental financial crisis and the impact of Hurricanes Irma and Maria, or any other natural disaster, including the recent earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.
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

ITEM 1A.  RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors included in our Form 10-K for the year ended October 31, 2019.

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

    In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on businesses, including ours. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our services.  An impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations.  The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. A health epidemic or other outbreak could materially and adversely affect the global economy, and consequently our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2019 through November 30, 2019	1,900	$0.74	1,900	1,659,246
December 1, 2019 through December 31, 2019	400	0.72	400	1,658,846
January 1, 2020 through January 31, 2020	-	-	-	1,658,846
Total	2,300	$0.74	2,300

(1)
On June 16, 2014, the Company announced that the Board of Directors of the Company approved the Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. The Repurchase Program has no expiration date. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company.

ITEM 6.  EXHIBITS

(a)
Exhibits:

10.1
Consulting Agreement Amendment, dated December 27, 2019, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2020 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2019 and incorporated herein by reference).+

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

PHARMA-BIO SERV, INC.

/s/ Victor Sanchez
Victor Sanchez
Chief Executive Officer and President Europe Operations
(Principal Executive Officer)

/s/ Pedro J. Lasanta
Pedro J. Lasanta
Chief Financial Officer, Vice President Finance and Administration, and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 16, 2020