Form 10-Q
period 2020-04-30
Pharma-Bio Serv, Inc.
filed 2020-06-15
CIK 1304161

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv # 6 Road 696 Dorado, Puerto Rico	00646 (Zip Code)
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

The number of shares of the registrant’s common stock outstanding as of June 12, 2020 was 23,001,627.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2020

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2020 and October 31, 2019 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2020 and 2019 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended April 30, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2020 and 2019 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1 A – Risk Factors	20

Item 6 – Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	April 30, 2020*	October 31, 2019**
Current assets
Cash and cash equivalents	$15,581,997	$15,490,174
Accounts receivable	9,976,981	8,781,026
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Prepaids and other assets	332,722	453,780
Total current assets	27,141,700	25,974,980
Property and equipment, net	250,752	290,658
Operating lease right-of-use	874,840	-
Other assets	368,631	367,437
Total assets	$28,635,923	$26,633,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under finance leases	$11,331	$11,030
Loans short term portion	643,900	-
Current operating lease liabilities	156,496	-
Accounts payable and accrued expenses	1,423,139	1,590,172
Dividend payable to stockholders	-	1,725,295
Current portion of US Tax Reform Transition Tax and income taxes payable	476,881	344,043
Total current liabilities	2,711,747	3,670,540
US Tax Reform Transition Tax payable	2,058,512	2,270,000
Loans-long term portion	1,287,800	-
Obligations under finance leases	61,337	67,079
Long-term operating lease liabilities	696,916	-
Other liabilities	17,950	17,950
Total liabilities	6,834,262	6,025,569
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,405,753 and 23,397,707 shares issued, and 23,001,627 and 22,995,881 shares outstanding at April 30, 2020 and October 31, 2019, respectively	2,341	2,340
Additional paid-in capital	1,403,936	1,381,076
Retained earnings	20,687,529	19,473,069
Accumulated other comprehensive income	102,133	143,600
	21,195,939	21,000,085
Treasury stock, at cost; 404,126 and 401,826 common shares held at April 30, 2020 and October 31, 2019, respectively	(394,278)	(392,579)
Total stockholders' equity	21,801,661	20,607,506
Total liabilities and stockholders' equity	$28,635,923	$26,633,075

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
REVENUES	$5,647,767	$5,150,344	$10,260,934	$9,716,541

COST OF SERVICES	3,778,867	3,556,942	6,806,142	6,644,079

GROSS PROFIT	1,868,900	1,593,402	3,454,792	3,072,462

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,148,516	1,116,474	2,197,649	2,163,033

INCOME FROM OPERATIONS	720,384	476,928	1,257,143	909,429

OTHER INCOME, NET	48,584	305,813	94,020	387,287

INCOME BEFORE INCOME TAX	768,968	782,741	1,351,163	1,296,716

INCOME TAX EXPENSE	81,407	75,258	136,702	118,213

NET INCOME	$687,561	$707,483	$1,214,461	$1,178,503

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.030	$0.031	$0.053	$0.051

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,001,627	23,002,903	23,002,745	23,032,107

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,029,203	23,068,923	23,025,958	23,105,166

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
NET INCOME	$687,561	$707,483	$1,214,461	$1,178,503

OTHER COMPREHENSIVE LOSS, NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation loss	(29,733)	(23,267)	(41,467)	(10,950)
Available-for-sale securities other-than-temporary impairment included in net income	-	-	-	(4,475)

TOTAL OTHER COMPREHENSIVE LOSS	(29,733)	(23,267)	(41,467)	(15,425)

COMPREHENSIVE INCOME	$657,828	$684,216	$1,172,994	$1,163,078

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

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2020	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	526,900	-	-	526,900

OTHER COMPREHENSIVE LOSS, NET OF TAX		-	-	-	-	-	(11,734)	-	(11,734)

BALANCE AT JANUARY 31, 2020	23,405,753	2,341	-	-	1,392,506	19,999,968	131,866	(394,278)	21,132,403

STOCK-BASED COMPENSATION		-	-	-	11,430	-	-	-	11,430

NET INCOME		-	-	-	-	687,561	-	-	687,561

OTHER COMPREHENSIVE LOSS, NET OF TAX		-	-	-	-	-	(29,733)	-	(29,733)

BALANCE AT APRIL 30, 2020	23,405,753	$2,341	-	$-	$1,403,936	$20,687,529	$102,133	$(394,278)	$21,801,661

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$687,561	$707,483	$1,214,461	$1,178,503
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposition of property and equipment	(4,918)	(47,392)	(4,918)	(47,392)
Stock-based compensation	11,430	9,000	22,860	18,000
Depreciation and amortization	21,579	21,844	42,611	48,682
Other-than-temporary impairment on available-for-sale securities	-	-	-	(4,475)
Increase in accounts receivable	(2,262,929)	(1,212,558)	(1,200,788)	(1,473,845)
(Increase) decrease in other assets	111,919	23,593	(725,524)	80,329
Increase (decrease) in liabilities	(121,349)	(324,887)	609,610	(840,431)
NET CASH USED IN OPERATING ACTIVITIES	(1,556,707)	(822,917)	(41,688)	(1,040,629)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of marketable securities	-	-	-	44,475
Acquisition of property and equipment	(27,548)	(35,761)	(38,874)	(38,844)
Proceeds from sale of property and equipment	12,000	99,038	12,000	99,038
Collection from promissory note receivable	-	500,000	-	500,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,548)	563,277	(26,874)	604,669
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,931,700	-	1,931,700	-
Repurchase of common stock	-	(21,564)	(1,699)	(87,319)
Payments on obligations under finance lease	(2,739)	(58,993)	(5,441)	(62,390)
Cash dividends paid to shareholders	-	-	(1,725,295)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,928,961	(80,557)	199,265	(149,709)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,461)	(25,218)	(38,880)	(11,140)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327,245	(365,415)	91,823	(596,809)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,254,752	15,798,526	15,490,174	16,029,920
CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,581,997	$15,433,111	$15,581,997	$15,433,111

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$211,763	$326,898	$211,763	$326,898
Interest	$988	$1,425	$2,004	$1,904

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$17,411	$3,649	$24,000
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$2	$1	$3
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$86,000	$-	$86,000
Disposed property and equipment with accumulated depreciation of $17,913 for the three and six months ended April 30, 2020 and $86,773 for the three and six months ended April 30, 2019	$24,995	$138,419	$24,995	$138,419

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2020
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2019 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2020 are not necessarily indicative of expected results for the full 2020 fiscal year.

The accompanying financial data as of April 30, 2020, and for the three-month and six-month periods ended April 30, 2020 and 2019 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2019.

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

The carrying value of the Company's financial instruments (excluding obligations under finance leases), cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under finance leases approximates the carrying amount.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2020, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2020 and October 31, 2019, the accumulated depreciation amounted to $481,325 and $509,275, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2020 and October 31, 2019.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2019 condensed consolidated financial statements to conform them to the April 30, 2020 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

Effective November 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $941,009 of right-of-use assets and $911,922 in operating lease liabilities at November 1, 2019. As of April 30, 2020, the total right-of-use assets related to the Company’s operating leases was $874,840 and operating lease liabilities current and non-current were approximately $156,496 and $696,916, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. As of April 30, 2020, pursuant to the terms of the Promissory Note, the Company has collected $1,750,000. The Promissory Note final installment of $1,250,000 from Tranche A is due September 17, 2020.

NOTE C – LOANS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”). These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. In accordance with the SBA Loan Documents, the SBA Loans (i) have a fixed interest rate of 1%, (ii) begin repayment six months from the date of disbursement of each SBA Loan, and (iii) mature two years from the date of first disbursement. These SBA Loans have no prepayment penalty.

NOTE D - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax is estimated to be approximately $2.7 million. The Company elected to pay the Transition Tax liability over an eight year period starting with the Company’s fiscal year 2019. In the past, most of these E&Ps’ were not repatriated and, considered to be reinvested indefinitely in the foreign location. Therefore no US tax liability was incurred with respect to these E&Ps, unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform established a 100% tax exemption on the foreign-source portion of dividends which are received attributable to E&Ps, with certain limitations.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen-year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are totally exempt from Puerto Rico earnings distribution tax.

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

NOTE E – WARRANTS

On December 2014, the Company entered into a stock warrant agreement with a firm in exchange for providing (i) business development and (ii) mergers and acquisition services to the Company. The Company warrants for the purchase of 1,000,000 common shares issued to this firm expired on December 1, 2019 without being exercised.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
Net income available to common equity holders - used to compute basic and diluted earnings per share	$687,561	$707,483	$1,214,461	$1,178,503

Weighted average number of common shares - used to compute basic earnings per share	23,001,627	23,002,903	23,002,745	23,032,107
Effect of options to purchase common stock	27,576	66,020	23,213	73,059
Weighted average number of shares - used to compute diluted earnings per share	23,029,203	23,068,923	23,025,958	23,105,166

For the three-month and six-month periods ended April 30, 2020, options for the purchase of shares of 340,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive. In addition, warrants and options for the purchase of 1,000,000 and 80,000 shares of common stock, respectively, for the three-month and six-month periods ended April 30, 2019, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2020 and October 31, 2019, a total of 341,154 and 338,854 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306 and $329,607, respectively. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2020 and 2019. During the three months ended April 30, 2020, revenues from these customers were 24.9%, 9.3%, 14.6%, 11.8% and 7.6%, or a total of 68.2%, as compared to the same period last year of 0.0%, 11.1%, 9.9%, 12.2% and 26.6%, or a total of 59.8%, respectively. During the six months ended April 30, 2020, revenues from these customers were 21.3%, 12.1%, 14.6%, 10.6% and 10.1%, or a total of 68.7%, as compared to the same period last year of 0.0%, 7.3%, 10.5%, 11.6% and 22.2%, or a total of 51.6%, respectively. At April 30, 2020, amounts due from these customers represented 85.2% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, five global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2020 and 2019. During the three months ended April 30, 2020, aggregate revenues from these global groups of affiliated companies were 24.9%, 11.9%, 14.6%, 11.8%, and 7.6%, or a total of 70.8%, as compared to the same period last year for 0.0%, 14.2%, 9.9%, 12.2%, and 26.6%, or a total of 62.9%, respectively. During the six months ended April 30, 2020, aggregate revenues from these global group of affiliated companies were 21.3%, 14.9%, 14.6%, 10.6% and 10.1%, or a total of 71.5%, as compared to the same period last year for 0.0%, 10.7%, 10.5%, 11.6% and 22.2%, or a total of 55.0%, respectively. At April 30, 2020, amounts due from these global groups of affiliated companies represented 86.1% of total accounts receivable balance.

As of April 30, 2020, one of the Company’s customers (representing 10.2% of revenues during the six months ended April 30, 2020) owes the Company approximately $5.3 million (including $1.25 million from a Promissory Note due September 2020). This outstanding obligation represents approximately 21.6% of the Company’s total working capital. The Company is providing multiple services to this customer related to their construction and validation of a manufacturing facility in Puerto Rico. A significant portion of the customer’s funding comes from different financing sources. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2020 and 2019. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
REVENUES:
Puerto Rico consulting	$5,116,682	$4,293,041	$9,297,592	$8,181,595
United States consulting	394,991	661,356	784,353	1,188,001
Europe consulting	133,762	141,500	155,950	233,231
Other segments¹	2,332	54,447	23,039	113,714
Total consolidated revenues	$5,647,767	$5,150,344	$10,260,934	$9,716,541

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$633,633	$581,019	$1,150,772	$956,289
United States consulting	(41,887)	14,230	(61,930)	2,320
Europe consulting	7,489	(8,014)	(61,684)	(57,925)
Other segments¹	169,733	195,506	324,005	396,032
Total consolidated income before taxes	$768,968	$782,741	$1,351,163	$1,296,716

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of April 30, 2020 and October 31, 2019, and related depreciation and amortization expense for the three and six months ended April 30, 2020 and 2019, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2019. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2019 and in this Quarterly Report on Form 10-Q.

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Latin American markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Latin America. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Europe and Latin America and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2020 and 2019, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2020		2019		2020		2019
Puerto Rico	$5,117	90.6%	$4,293	83.3%	$9,298	90.6%	$8,182	84.2%
United States	395	7.0%	661	12.8%	784	7.7%	1,188	12.2%
Europe	134	2.4%	142	2.8%	156	1.5%	233	2.4%
Other	2	0.0%	54	1.1%	23	0.2%	113	1.2%
	$5,648	100.0%	$5,150	100.0%	$10,261	100.0%	$9,716	100.0%

For the six-month period ended April 30, 2020, the Company’s total revenues were $10,261,000, a net increase of approximately $545,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue increase in projects for approximately $1,116,000, while the US, Europe and Latin America markets had an aggregate decrease in revenue for approximately $571,000. When compared to the same period last year, gross margin increased 2.1 percentage points. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market. Selling, general and administrative expenses were approximately $2,198,000, a slight increase of $35,000 when compared to the same period last year. These factors resulted in a net income of approximately $1,214,000 for the six-month period ended April 30, 2020.

While we have not identified any material adverse effect on our reported results for the second quarter resulting from the coronavirus (COVID-19) pandemic, we continue to actively monitor the pandemic and any potential impacts it may have on our business and results of operations for the third quarter and potentially beyond. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

The coronavirus pandemic, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, and Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month and six-month periods ended April 30, 2020 and 2019 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2020		2019		2020		2019
Revenues	$5,648	100.0%	$5,150	100.0%	$10,261	100.0%	$9,716	100.0%
Cost of services	3,779	66.9%	3,557	69.1%	6,806	66.3%	6,644	68.4%
Gross profit	1,869	33.1%	1,593	30.9%	3,455	33.7%	3,072	31.6%
Selling, general and administrative expenses	1,149	20.3%	1,117	21.6%	2,198	21.4%	2,163	22.3%
Other income, net	49	0.8%	306	5.9%	94	0.9%	387	4.0%
Income before income taxes	769	13.6%	782	15.2%	1,351	13.2%	1,296	13.3%
Income tax expense	81	1.4%	75	1.5%	137	1.4%	118	1.2%
Net income	688	12.2%	707	13.7%	1,214	11.8%	1,178	12.1%

Revenues. Revenues for the three and six months ended April 30, 2020 were $5,648,000 and $10,261,000, respectively, an increase of approximately $498,000 and $545,000, or 9.7% and 5.6%, respectively, when compared to the same periods last year.

The increase for the three months ended April 30, 2020, when compared to the same period last year, is mainly attributable to the increase in projects in the Puerto Rico market of approximately $824,000, partially offset by decreases in project revenue in US, Latin America and Europe of approximately $266,000, $52,000 and $8,000, respectively.

The increase for the six months ended in April 30, 2020, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico market of approximately $1,116,000, partially offset by decreases in project revenue in US, Latin America and Europe of approximately $404,000, $90,000 and $77,000, respectively.

Cost of Services; gross margin. Gross margin for the three and six months ended April 30, 2020 increased by 2.2 and 2.1 percentage points when compared to the same periods last year. The net increase in gross margin is mainly attributable to favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2020 were approximately $1,149,000 and $2,198,000, a slight increase of approximately $32,000 and $35,000 when compared to the same periods last year, respectively. The slight increase is mainly attributable to expenses geared to increase sales volume, either by promotions or operational support.

Other Income, net. Other income for the three and six-months periods ended on April 30, 2020 decreased by approximately $257,000 and $293,000, respectively, when compared to the same periods last year. The decrease is mainly attributable to proceeds from the 2017 Puerto Rico hurricanes insurance claim for business interruption losses and additional expenses incurred of approximately $200,000 collected during April 2019. Additionally, the Company experienced a fiscal 2020 decline of (i) interest income and (ii) gain on disposition of fixed assets.

Net Income. Net income for the three and six months ended April 30, 2019 was approximately $0.7 and $1.2 million, respectively, reflecting no significant change when compared to the same periods last year, after considering the effects of the revenue increase and the decrease in other income as discussed above.

For the three and six months ended April 30, 2020, net income per common share for both basic and diluted were $0.030 and $0.053, a decline of $0.001 and an improvement of $0.002 per share, respectively, when compared to the same periods last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2020, the Company had approximately $24.4 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During the first quarter of Fiscal Year 2020, the Company repurchased an aggregate of 2,300 shares of its common stock pursuant to the Repurchase Program, while in the second quarter of Fiscal Year 2020 no shares were repurchased. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Repurchase Program, capital expenditures and business development expenses. Management believes that based on the current level of working capital, operations and cash flows from operations, funds from the SBA Loans, and the collectability of high-quality customer receivables are sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments.

To the extent that we pursue possible opportunities to expand our operations, either by acquisition or by the establishment of operations in a new market, we will incur additional overhead, and there may be a delay between the period we commence operations and our generation of net cash flow from operations.

While uncertainties relating to the current local and global economic condition, including any impacts of the coronavirus pandemic, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or the Company's financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2020.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2020 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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
●
Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations
●
Because there is a limited market in our common stock, stockholders may have difficulty selling our common stock and our common stock may be subject to significant price swings.
●
Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
●
The Repurchase Program could affect the market price of our common stock and increase its volatility.
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

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on businesses, including ours. For example, the coronavirus may negatively affect various aspects of our business, including our workforce and demand for our services.  An impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things. A health epidemic or other outbreak could materially and adversely affect the global economy, and consequently our business, financial condition and results of operations.

ITEM 6.  EXHIBITS.

(a) Exhibits:

10.1
Loan Agreement of Pharma-Bio Serv PR, Inc. for Paycheck Protection Program Loan, dated April 23, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

10.2
Loan Agreement of Pharma Serv, Inc. for Paycheck Protection Program Loan, dated April 23, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

10.3
Loan Agreement of Pharma-Bio Serv US, Inc. for Paycheck Protection Program Loan, dated April 23, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

10.4
Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv PR, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

10.5
Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma Serv, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

10.6
Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv US, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 29, 2020 and incorporated herein by reference).

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

Dated: June 15, 2020