Form 10-Q
period 2020-07-31
Pharma-Bio Serv, Inc.
filed 2020-09-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020
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

The number of shares of the registrant’s common stock outstanding as of September 10, 2020 was 23,001,627.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2020

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2020 and October 31, 2019 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2020 and 2019 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended July 31, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2020 and 2019 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1 A – Risk Factors	20

Item 6 – Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	July 31, 2020*	October 31, 2019**
Current assets
Cash and cash equivalents	$16,814,041	$15,490,174
Accounts receivable	10,044,362	8,781,026
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Prepaids and other assets	489,150	453,780
Total current assets	28,597,553	25,974,980
Property and equipment, net	231,720	290,658
Operating lease right-of-use	841,067	-
Other assets	430,737	367,437
Total assets	$30,101,077	$26,633,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion - obligation under finance lease	$11,484	$11,030
Loans - short term portion	965,850	-
Current operating lease liabilities	159,672	-
Accounts payable and accrued expenses	2,044,485	1,590,172
Dividend payable to stockholders	-	1,725,295
Current portion of US Tax Reform Transition Tax and income taxes payable	571,145	344,043
Total current liabilities	3,752,636	3,670,540
US Tax Reform Transition Tax payable	2,058,512	2,270,000
Loans - long term portion	965,850	-
Long term portion - obligation under finance lease	58,408	67,079
Long term operating lease liabilities	663,786	-
Other liabilities	17,950	17,950
Total liabilities	7,517,142	6,025,569
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,405,753 and 23,397,707 shares issued, and 23,001,627 and 22,995,881 shares outstanding at July 31, 2020 and October 31, 2019, respectively	2,341	2,340
Additional paid-in capital	1,415,366	1,381,076
Retained earnings	21,379,643	19,473,069
Accumulated other comprehensive income	180,863	143,600
	22,978,213	21,000,085
Treasury stock, at cost; 404,126 and 401,826 common shares held at July 31, 2020 and October 31, 2019, respectively	(394,278)	(392,579)
Total stockholders' equity	22,583,935	20,607,506
Total liabilities and stockholders' equity	$30,101,077	$26,633,075

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
REVENUES	$6,278,370	$4,966,519	$16,539,304	$14,683,060

COST OF SERVICES	4,424,151	3,400,595	11,230,293	10,044,674

GROSS PROFIT	1,854,219	1,565,924	5,309,011	4,638,386

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,037,529	1,205,228	3,235,178	3,368,261

INCOME FROM OPERATIONS	816,690	360,696	2,073,833	1,270,125

OTHER INCOME (EXPENSE), NET	(30,198)	81,844	63,822	469,131

INCOME BEFORE INCOME TAX	786,492	442,540	2,137,655	1,739,256

INCOME TAX EXPENSE	94,378	11,382	231,080	129,595

NET INCOME	$692,114	$431,158	$1,906,575	$1,609,661

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.030	$0.019	$0.083	$0.070

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,001,627	22,996,169	23,003,125	23,045,432

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,032,641	23,038,236	23,030,066	23,108,752

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
NET INCOME	$692,114	$431,158	$1,906,575	$1,609,661

OTHER COMPREHENSIVE GAIN (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation gain (loss), net	78,730	(6,317)	37,263	(17,267)
Available-for-sale securities other-than-temporary impairment included in net income	-	-	-	(4,475)

TOTAL OTHER COMPREHENSIVE GAIN (LOSS)	78,730	(6,317)	37,263	(21,742)

COMPREHENSIVE INCOME	$770,844	$424,841	$1,943,838	$1,587,919

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2019	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	3,442	1	-	-	-	-	-	-	1

PURCHASE OF TREASURY STOCK (65,772 SHARES)	-	-	-	-	-	-	-	(65,755)	(65,755)

NET INCOME	-	-	-	-	-	471,020	-	-	471,020

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	7,842	-	7,842

BALANCE AT JANUARY 31, 2019	23,377,259	2,338	-	-	1,355,956	19,582,131	115,789	(370,443)	20,685,771

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	20,448	2	-	-	-	(3)	-	-	(1)

PURCHASE OF TREASURY STOCK (20,050 SHARES)	-	-	-	-	-	-	-	(21,564)	(21,564)

NET INCOME	-	-	-	-	-	707,483	-	-	707,483

OTHER COMPREHENSIVE LOSS,NET OF TAX	-	-	-	-	-	-	(23,267)	-	(23,267)

BALANCE AT APRIL 30, 2019	23,397,707	2,340	-	-	1,364,956	20,289,611	92,522	(392,007)	21,357,422

STOCK-BASED COMPENSATION	-	-	-	-	9,000	-	-	-	9,000

PURCHASE OF TREASURY STOCK (600 SHARES)	-	-	-	-	-	-	-	(572)	(572)

NET INCOME	-	-	-	-	-	431,158	-	-	431,158

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(6,317)	-	(6,317)

BALANCE AT JULY 31, 2019	23,397,707	$2,340	-	$-	$1,373,956	$20,720,769	$86,205	$(392,579)	$21,790,691

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2020	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	526,900	-	-	526,900

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(11,734)	-	(11,734)

BALANCE AT JANUARY 31, 2020	23,405,753	2,341	-	-	1,392,506	19,999,968	131,866	(394,278)	21,132,403

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	687,561	-	-	687,561

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(29,733)	-	(29,733)

BALANCE AT APRIL 30, 2020	23,405,753	2,341	-	-	1,403,936	20,687,529	102,133	(394,278)	21,801,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	692,114	-	-	692,114

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	78,730	-	78,730

BALANCE AT JULY 31, 2020	23,405,753	$2,341	-	$-	$1,415,366	$21,379,643	$180,863	$(394,278)	$22,583,935

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$692,114	$431,158	$1,906,575	$1,609,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	(8,409)	-	(13,327)	(47,392)
Stock-based compensation	11,430	9,000	34,290	27,000
Depreciation and amortization	23,203	25,121	65,814	73,803
Other-than-temporary impairment on available-for-sale securities	-	-	-	(4,475)
Increase in accounts receivable	(50,706)	(1,136,992)	(1,251,494)	(2,610,837)
Increase in other assets	(126,072)	(121,694)	(851,596)	(41,365)
Increase (decrease) in liabilities	678,175	166,107	1,287,785	(674,324)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,219,735	(627,300)	1,178,047	(1,667,929)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of marketable securities	-	-	-	44,475
Acquisition of property and equipment	(10,462)	(9,402)	(49,336)	(48,246)
Proceeds from sale of property and equipment	14,700	-	26,700	99,038
Collection from promissory note receivable	-	-	-	500,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,238	(9,402)	(22,636)	595,267
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	-	1,931,700	-
Repurchase of common stock	-	(572)	(1,699)	(87,891)
Payments on obligation under finance lease	(2,776)	(2,631)	(8,217)	(65,021)
Cash dividends paid to shareholders	-	-	(1,725,295)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,776)	(3,203)	196,489	(152,912)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,847	2,488	(28,033)	(8,652)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,232,044	(637,417)	1,323,867	(1,234,226)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,581,997	15,433,111	15,490,174	16,029,920
CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,814,041	$14,795,694	$16,814,041	$14,795,694

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$700	$-	$212,463	$326,898
Interest	$951	$1,096	$2,955	$3,000

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$1,120	$2,526	$4,769	$26,526
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$1	$3
Obligations under capital lease incurred for the acquisition of a vehicle	$-	$-	$-	$86,000
Disposed property and equipment with accumulated depreciation of $20,670 and $38,583 for the three and nine months ended July 31, 2020, respectively, and $86,773 for the nine months ended July 31, 2019	$26,961	$-	$51,956	$138,419

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
July 31, 2020
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation currently inactive, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-IR, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Europe and Latin America under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2019 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2020 are not necessarily indicative of expected results for the full 2020 fiscal year.

The accompanying financial data as of July 31, 2020, and for the three-month and nine-month periods ended July 31, 2020 and 2019 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2019.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2020, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2020 and October 31, 2019, the accumulated depreciation amounted to $483,858 and $456,627, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2020 and October 31, 2019.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2019 condensed consolidated financial statements to conform them to the July 31, 2020 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

Effective November 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $941,009 of right-of-use assets and $911,922 in operating lease liabilities at November 1, 2019. As of July 31, 2020, the total right-of-use assets related to the Company’s operating leases was $841,067 and operating lease liabilities current and non-current were approximately $159,672 and $663,786, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note is composed of two tranches; (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which is unsecured. The interest rate accrual is 3% for Tranche A and 5% for Tranche B. As of July 31, 2020, pursuant to the terms of the Promissory Note, the Company has collected $1,750,000. The Promissory Note final installment of $1,250,000 from Tranche A is due September 17, 2020.

NOTE C – LOANS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”). These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms follow the CARES Act provisions and the corresponding regulations issued by the SBA.

NOTE D - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. The Company elected to pay the Transition Tax liability of approximately $2.7 million over an eight year period starting with the Company’s fiscal year 2019. In the past, most of these E&Ps’ were not repatriated and, considered to be reinvested indefinitely in the foreign location. Therefore, no US tax liability was incurred with respect to these E&Ps, unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform established a 100% tax exemption on the foreign-source portion of dividends which are received attributable to E&Ps, with certain limitations.

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

NOTE E – WARRANTS

On December 2014, the Company entered into a stock warrant agreement with a firm in exchange for providing (i) business development and (ii) mergers and acquisition services to the Company. The Company warrants for the purchase of 1,000,000 shares of common stock issued to this firm expired on December 1, 2019 without being exercised.

NOTE F – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
Net income available to common equity holders - used to compute basic and diluted earnings per share	$692,114	$431,158	$1,906,575	$1,609,661

Weighted average number of common shares - used to compute basic earnings per share	23,001,627	22,996,169	23,003,125	23,045,432
Effect of options to purchase common stock	31,014	42,067	26,941	63,320
Weighted average number of shares - used to compute diluted earnings per share	23,032,641	23,038,236	23,030,066	23,108,752

For the three-month and nine-month periods ended July 31, 2020, options for the purchase of shares of 340,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive. In addition, Warrants for the three-month and nine-month periods ended July 31, 2019 for the purchase of 1,000,000 shares of common stock, and options for the purchase of 240,000 and 80,000 shares of common stock for the three-month and nine-month periods ended July 31, 2019, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2020 and October 31, 2019, a total of 341,154 and 338,854 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306 and $329,607, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic.

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

The Company's revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States, Spain and Brazil. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2020 and 2019. During the three months ended July 31, 2020, revenues from these customers were 15.5%, 13.1%, 10.2%, 9.8% and 9.7%, or a total of 58.3%, as compared to the same period last year of 0.0%, 9.6%, 15.4%, 9.8% and 30.0%, or a total of 64.8%, respectively. During the nine months ended July 31, 2020, revenues from these customers were 18.9%, 14.0%, 11.3%, 10.2% and 10.0%, or a total of 64.4%, as compared to the same period last year of 0.0%, 10.2%, 9.7%, 11.0% and 24.8%, or a total of 55.7%, respectively. At July 31, 2020, amounts due from these customers represented 81.5% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, five global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2020 and 2019. During the three months ended July 31, 2020, aggregate revenues from these global groups of affiliated companies were 15.5%, 13.1%, 19.2%, 9.8%, and 9.7%, or a total of 67.3%, as compared to the same period last year for 0.0%, 9.6%, 18.6%, 9.8%, and 30.0%, or a total of 68.0%, respectively. During the nine months ended July 31, 2020, aggregate revenues from these global group of affiliated companies were 18.9%, 14.0%, 13.7%, 10.2% and 10.0%, or a total of 66.8%, as compared to the same period last year for 0.0%, 10.2%, 12.9%, 11.0% and 24.8%, or a total of 58.9%, respectively. At July 31, 2020, amounts due from these global groups of affiliated companies represented 82.5% of total accounts receivable balance.

As of July 31, 2020, one of the Company’s customers (representing 10.0% of revenues during the nine months ended July 31, 2020) owes the Company approximately $5.6 million (including $1.25 million from a Promissory Note due September 2020). This outstanding obligation represents approximately 22.4% of the Company’s total working capital. A significant portion of the customer’s funding comes from different financing sources. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2020 and 2019. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
REVENUES:
Puerto Rico consulting	$4,989,964	$4,383,121	$14,287,556	$12,564,716
United States consulting	939,421	502,998	1,723,774	1,690,999
Europe consulting	310,974	33,379	466,924	266,610
Other segments¹	38,011	47,021	61,050	160,735
Total consolidated revenues	$6,278,370	$4,966,519	$16,539,304	$14,683,060

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$558,606	$359,648	$1,709,378	$1,315,937
United States consulting	85,014	(38,037)	23,084	(35,717)
Europe consulting	1,781	(87,968)	(59,903)	(145,893)
Other segments¹	141,091	208,897	465,096	604,929
Total consolidated income before taxes	$786,492	$442,540	$2,137,655	$1,739,256

¹
Other segments represent activities that fall below the reportable threshold and are carried out in Puerto Rico and Brazil. These activities include a Brazilian compliance consulting division and corporate headquarters, as applicable.

Long lived assets (property and equipment) as of July 31, 2020 and October 31, 2019, and related depreciation and amortization expense for the three and nine months ended July 31, 2020 and 2019, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2020 and 2019, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2020		2019		2020		2019
Puerto Rico	$4,990	79.4%	$4,383	88.3%	$14,287	86.4%	$12,565	85.6%
United States	939	15.0%	503	10.1%	1,724	10.4%	1,691	11.5%
Europe	311	5.0%	33	0.7%	467	2.8%	266	1.8%
Other	38	0.6%	47	0.9%	61	0.4%	161	1.1%
	$6,278	100.0%	$4,966	100.0%	$16,539	100.0%	$14,683	100.0%

For the nine-month period ended July 31, 2020, the Company’s total revenues were approximately $16,539,000, a net increase of approximately $1,856,000 when compared to the same period last year. The increase is attributable to increase in projects in Puerto Rico, US and European markets of approximately $1,723,000, $33,000 and $200,000, respectively, partially offset by a decrease in project revenue in the Latin America market of approximately $100,000. When compared to the same period last year, gross margin attained a marginal net increase of 0.5 percentage points. Selling, general and administrative expenses were approximately $3,235,000, a decrease of approximately $133,000 when compared to the same period last year. The decrease is mainly attributable to lower promotional and related expenses because of the coronavirus (COVID-19) pandemic environment. These factors resulted in a net income of approximately $1,907,000 for the nine-month period ended July 31, 2020.

While we have not identified any material adverse effect on our reported results for the third quarter, resulting from the coronavirus (COVID-19) pandemic, we continue to actively monitor the pandemic and any potential impacts it may have on our business and results of operations for the fourth quarter and potentially beyond. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Results of Operations

The following table that sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2020 and 2019 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2020		2019		2020		2019
Revenues	$6,278	100.0%	$4,966	100.0%	$16,539	100.0%	$14,683	100.0%
Cost of services	4,424	70.5%	3,400	68.5%	11,230	67.9%	10,045	68.4%
Gross profit	1,854	29.5%	1,566	31.5%	5,309	32.1%	4,638	31.6%
Selling, general and administrative expenses	1,038	16.5%	1,205	24.2%	3,235	19.6%	3,368	22.9%
Other income (expense), net	(30)	(0.5%)	81	1.6%	64	0.4%	469	3.2%
Income before income taxes	786	12.5%	442	8.9%	2,138	12.9%	1,739	11.9%
Income tax expense	94	1.5%	11	0.2%	231	1.4%	129	0.9%
Net income	692	11.0%	431	8.7%	1,907	11.5%	1,610	11.0%

Revenues. Revenues for the three and nine months ended July 31, 2020 were approximately $6,278,000 and $16,539,000, respectively, an increase of approximately $1,312,000 and $1,856,000, or 26.4% and 12.6%, respectively, when compared to the same periods last year.

The increase for the three months ended July 31, 2020, when compared to the same period last year, is mainly attributable to the increase in projects in the Puerto Rico, US and European markets of approximately $607,000, $436,000 and $278,000, respectively, partially offset by decrease in project revenue in Latin America of approximately $9,000.

The increase for the nine months ended in July 31, 2020, when compared to the same period last year, is mainly attributable to increases in projects in the Puerto Rico, US and European markets of approximately $1,723,000, $33,000 and $200,000, respectively, partially offset by a decrease in project revenue in the Latin America market of approximately $100,000.

Cost of Services; gross profit. Gross profit for the three months ended July 31, 2020 decreased by 2.0 percentage points when compared to the same period last year, while for the nine months ended July 31, 2020 attained a marginal net increase of 0.5 percentage points when compared to the same period last year. The net decrease in gross profit for the three months ended in July 31, 2020 is mainly attributable to lower margins on Puerto Rico consulting projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2020 were approximately $1,038,000 and $3,235,000, a decrease of approximately $167,000 and $133,000 when compared to the same periods last year, respectively. The decrease is mainly attributable to lower promotional and related expenses because of the Coronavirus pandemic environment.

Other Income (expense), net. Other expense for the three months ended July 31, 2020 was approximately $30,000, an unfavorable variance of approximately $111,000 when compared to the same period last year. For the nine months ended on July 31, 2020 other income was approximately $64,000, a net decline of approximately $405,000 when compared to the same period last year. The decrease is mainly attributable to proceeds from the 2017 Puerto Rico hurricanes insurance claim for business interruption losses and additional expenses incurred of approximately $200,000 collected during April 2019. Additionally, when compared to last year’s three and nine months periods ended July 31, 2019, the Company experienced (i) a decline on interest income of approximately $80,000 and $143,000, and (ii) on the disposition of fixed assets an improvement of approximately $8,000 and a decline of approximately $47,000, respectively, partially offset by other miscellaneous income and expenses.

Net Income. Net income for the three and nine months ended July 31, 2020 was approximately $692,000 and $1,907,000, respectively, an improvement of approximately $261,000 and $297,000 when compared to the same periods last year, respectively. The improvement is mostly attributable to the revenue increase, savings on promotional and related expenses, partially offset by the net decrease in other income.

For the three and nine months ended July 31, 2020, net income per common share for both basic and diluted were $0.030 and $0.083, an improvement of $0.011 and $0.013 per share, respectively, when compared to the same periods last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2020, the Company had approximately $24.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During the first quarter of Fiscal Year 2020, the Company repurchased an aggregate of 2,300 shares of its common stock pursuant to the Repurchase Program, while during the second and third quarters of Fiscal Year 2020 no shares were repurchased. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic.

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

While uncertainties relating to the current local and global economic condition, including any impacts of the coronavirus pandemic, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or the Company’s financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2020.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2020 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

Dated: September 14, 2020