Form 10-K
period 2020-10-31
Pharma-Bio Serv, Inc.
filed 2021-02-01
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2020 (the last business day of the second quarter of the registrant’s current fiscal year), was $11,288,164.

The number of shares of the registrant’s common stock outstanding as of January 27, 2021 was 23,029,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2020 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.
FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2020

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

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646.  Our telephone number is (787) 278-2709. The financial information about our reporting segments appears in Note M to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition, we have implemented procedures to respond to client complaints and have in place customer satisfaction survey procedures. As part of our annual employee performance appraisal process, our clients receive an evaluation form for employee project performance feedback, including compliance with our code of ethics and business conduct.

The Company currently operates three reportable segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting.

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing expansion of our services in the United States, European and Brazilian markets as part of our growth strategy, while maintaining our position in the Puerto Rico market. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

Our business strategy is based on a commitment to provide premium quality and professional consulting services and reliable customer service to our customer base. Our business strategy and objectives are as follows:

●
Grow consulting services in each technical service, quality assurance, regulatory compliance, technology transfer, validation, engineering, and manufacturing departments by achieving greater market penetration from our marketing and sales efforts;

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 70 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We are actively participating in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to five customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2020 and 2019. During the years ended October 31, 2020 and 2019, these customers accounted for, in the aggregate, 64.3% and 60.9% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 27 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	50	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	61	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

Operational Risks

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

Puerto Rico’s economy, including its governmental financial crisis and the impact of hurricanes or any other natural disasters, including recent earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis and the impacts of hurricanes or other natural disasters, including the recent earthquakes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. The damage resulting from hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business has been dependent upon a small number of clients. During the years ended October 31, 2020 and 2019, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2020 and 2019, five customers accounted for, in aggregate, approximately 64.3% and 60.9% of total revenue, respectively.

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

The principal components of our cost of revenues are employee compensation (salaries, wages, taxes and benefits), independent contractors fees and expenses relating to the performance of the services we provide. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. To remain competitive, we may not be able to pass these increased costs on to our clients, and, to the extent that we are not able to pass these increased costs on to our clients, our operating margin may be reduced.

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

Regulatory Risks

Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 22, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industries we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a non-resident alien individual or a non-resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. As a result, it adopts a modified income sourcing rule and a temporary excise tax that will be enforced until December 31, 2021.

US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.

Customers and other companies with operations in Puerto Rico will be affected by the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”) enacted on December 22, 2017. The Reform placed a new 12.5 percent excise tax on profits derived from patents and other intangible assets supporting their Puerto Rican plants. Also, among other provisions, the Reform established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”). In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely on the foreign location. As a result, the Reform affects the tax business model of various US companies and their subsidiaries doing business in Puerto Rico and other foreign jurisdictions, making them a less attractive investment. Consequently, this affects the willingness of such companies to continue, expand and/or bring new operations to Puerto Rico, which may impair our ability to generate business in this market.

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

Our CARES Act loan may be subject to regulatory review resulting from unclear subjective and objective eligibility requirements for the loan.

On April 23, 2020, we received funding of $1,931,700 under the CARES Act (the “Loan”). The Loan application required us to certify, among other things, that the current economic uncertainty made the Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the Loan, the certification described above does not contain any objective criteria and is subject to interpretation. If, despite our good faith belief that we satisfied all eligibility requirements for the Loan, we are found to have been ineligible to receive the Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the Loan. In the event that we seek forgiveness of all or a portion of the Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the Loan may result in adverse publicity and damage to our reputation, and a review or audit by a government entity could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Intellectual Property Risks

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

Securities Risks

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

●	Number of workdays, holidays and vacations;

●	The business decisions of clients regarding the use of our services;

●	Periodic differences between clients’ estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

●	The stage of completion of existing projects and their termination;

●	Our ability to move employees quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

●	The introduction of new services by us or our competitors;

●	Changes in pricing policies by us or our competitors;

●	Our ability to manage costs, including personnel compensation, support-services and severance costs;

●	Acquisition and integration costs related to possible acquisitions of other businesses;

●	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

●	Global economic and political conditions and related risks, including acts of terrorism.

The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock.  The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules.  During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future, however we can provide no assurance when we will resume the Repurchase Program. The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In July 2016, the Company renegotiated a lease agreement, effective as of January 1, 2016 for our headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the landlord in connection with the maintenance of common areas. On January 1, 2019, a second amendment to the lease agreement was made to add a small storage area, increasing the monthly rental payments by $1,088. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. The Sublease calls for monthly rental payments of $17,950 each, with an initial term commencing on September 17, 2018 through December 31, 2019, a one-year automatic renewal option, followed by a second automatic renewal option of five years. The Sublease has a 5% annual rent increase beginning on the second lease year and thereafter until the expiration of the Sublease initial term or the first renewal option. No rent increase will apply to the five-year term renewal option. In September 2020, Subtenant exercised the second renewal option for the additional five-year term. Accordingly, in September 2020 the Company exercised its lease renewal option for an additional five-year term.

Also, the Company maintains an office facility in Madrid, Spain, which is under a month-to-month lease with monthly payment of approximately $1,000. The Company also has a virtual office in Greensboro, Georgia. The virtual office monthly fee is $750, which is cancellable at the anniversary date of the agreement upon a 6-month notification provision.

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

On January 24, 2021, there were approximately 65 holders of record of our common stock.

On November 15, 2019 and October 26, 2018, the Company paid cash dividends of $0.075 per share to shareholders of record at the close of business on November 4, 2019 and October 15, 2018, respectively.  In addition, on January 5, 2021 the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about February 5, 2021 to shareholders of record as of the close of business on January 25, 2021. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while potentially restarting its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	470,000	$0.8587	1,500,000
Equity compensation plans not approved by security holders	-	$-	-
Total	470,000		1,500,000

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

On June 16, 2014, the Company announced that the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. The Repurchase Program does not have an expiration date. For the quarter ended on October 31, 2020 no shares were bought within the repurchase program. For the year ended October 31, 2020 a total of 2,300 shares of the Company’s common stock were purchased through the repurchase program for an aggregate amount of $1,699. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future, however we can provide no assurance when we will resume the Repurchase Program.

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

The following table sets forth information as to our revenue for the years ended October 31, 2020 and 2019, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2020		2019
Puerto Rico	$18,215	84.5%	$16,798	86.1%
United States	2,283	10.6%	2,188	11.2%
Europe	829	3.8%	315	1.6%
Other	237	1.1%	206	1.1%
	$21,564	100.0%	$19,507	100.0%

For the year ended October 31, 2020, the Company’s revenues were $21.6 million, an increase of $2.1 million when compared to the same period last year. The increase is attributable to an increase in projects in Puerto Rico, US, European and Latin American markets of approximately $1,417,000, $95,000, $514,000 and $31,000, respectively. When compared to the same period last year, gross margin had a marginal net decrease of 0.8 percentage points. Selling, general and administrative expenses were approximately $4,441,000, which is comparable to selling, general and administrative expenses reported by the Company last year. These factors resulted in a net income of approximately $2,051,000 for the year ended October 31, 2020,  which is comparable to net income reported by the Company last year.

While we have not identified any material adverse effect on our reported results for the year ended October 31, 2020, resulting from the coronavirus (COVID-19) pandemic, we continue to actively monitor the pandemic and any potential future impact it may have on our business and results of operations. The extent to which our operations will be impacted by the pandemic will depend largely on unknown developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning our customers, the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

As of January 1, 2021, we no longer hold a certification as a “minority-controlled company” as defined by the National Minority Development Council and Growth Initiative. We do not believe our business and operating results will be materially impacted due to the Company no longer holding such certification.

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2020 and 2019 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2020		2019
Revenues	$21,564	100.0%	$19,507	100.0%
Cost of services	14,897	69.1%	13,330	68.3%
Gross profit	6,667	30.9%	6,177	31.7%
Selling, general and administrative expenses	4,441	20.6%	4,480	23.0%
Other income, net	64	0.3%	526	2.7%
Income before income taxes	2,290	10.6%	2,223	11.4%
Income tax expense	239	1.1%	136	0.7%
Net income	2,051	9.5%	2,087	10.7%

Revenues. Revenues for the year ended October 31, 2020 were $21.6 million, an increase of $2.1 million when compared to the last year. The increase is attributable to an increase in projects in Puerto Rico, US, European and Latin American markets of approximately $1,417,000, $95,000, $514,000 and $31,000, respectively.

Cost of Services; gross profit. Cost of services were $14.9 million, an increase of $1.6 million when compared to last year. The overall gross profit for the year ended October 31, 2020 reflected a gross profit decrease of 0.8 percentage points, when compared to last year. The variance in gross profit is mainly attributable to current fiscal year’s less favorable consulting projects in the Puerto Rico consulting market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended in October 31, 2020 were approximately $4.4 million, which is comparable to selling, general and administrative expenses reported by the Company last year.

Other Income, net.  For the year ended on October 31, 2020 other income was approximately $64,000, a net decline of approximately $462,000 when compared to last year. The decrease is mainly attributable to proceeds received from the 2017 Puerto Rico hurricanes insurance claim for business interruption losses and additional expenses incurred of approximately $200,000 collected during April 2019. Additionally, when compared to last year, the Company experienced (i) a decline in interest income of approximately $225,000, as a result of lower interest rates, and (ii) a decline in the disposition of fixed assets of approximately $47,000, partially offset by other miscellaneous income and expenses.

Net Income. Net income for the year ended October 31, 2020 was approximately $2,051,000, which is comparable to net income reported by the Company last year. The increase in gross profit, attributable to the increase in revenues, was offset by the decline in other income when compared to last year.

For the year ended October 31, 2020, net income per common share for both basic and diluted was $0.089, a decline of $0.001 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2020, the Company had approximately $24.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). During the year ended October 31, 2020, the Company purchased an aggregate of 2,300 shares of its common stock within the repurchase program. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future, however we can provide no assurance when we will resume the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2020.

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

Segments - The Company operates in three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments.

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

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard as of November 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date. The results for reporting periods beginning after November 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard had an immaterial impact on our reported total revenues and operating income as compared to what reported amounts would have been under the prior standard.

The Company records revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (i) Identify the contract with the customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to separate performance obligations; and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), which are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2020, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment - Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2020 and 2019.

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

Earnings Per Share of Common Stock - Basic earnings per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the dilution of common stock equivalents.

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

Effective November 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above, are either not applicable, or will not have or are not expected to have a material impact on us.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2020.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2020, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2020, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2020, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2020, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2020, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated August 13, 2018 by and between Scienza Labs, Inc. and Romark Global Pharma, LLC (1)	8-K	000-50956	2.1	8/17/2018
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017

10.5	Consulting Agreement Amendment, dated January 2, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018.	8-K	000-50956	10.1	1/8/2018
10.6	Consulting Agreement Amendment, dated December 31, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019	8-K	000-50956	10.1	1/4/2019
10.7	Consulting Agreement Amendment, dated December 27, 2019, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2020.	8-K	000-50956	10.1	12/27/2019
10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010
10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019
10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

10.20	Loan Agreement of Pharma-Bio Serv PR, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.1	4/29/2020
10.21	Loan Agreement of Pharma Serv, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.2	4/29/2020
10.22	Loan Agreement of Pharma-Bio Serv US, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.3	4/29/2020
10.23	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv PR, Inc.	8-K	000-50956	10.4	4/29/2020
10.24	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma Serv, Inc.	8-K	000-50956	10.5	4/29/2020
10.25	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv US, Inc.	8-K	000-50956	10.6	4/29/2020
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PHARMA-BIO SERV, INC.

Dated: January 31, 2021	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 31, 2021
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 31, 2021
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	January 31, 2021
Kirk Michel

/s/ Howard Spindel	Director	January 31, 2021
Howard Spindel

/s/ Dov Perlysky	Director	January 31, 2021
Dov Perlysky

/s/ Irving Wiesen	Director	January 31, 2021
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Pharma-Bio Serv, Inc.
Dorado, Puerto Rico

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at October 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ CROWE PR PSC
Guaynabo, Puerto Rico

January 31, 2021
Puerto Rico Society of Certified Public Accountants
Stamp number E433640 was
affixed to the original of this report

PHARMA-BIO SERV, INC.
Consolidated Balance Sheets
October 31, 2020 and 2019

	October 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$17,137,924	$15,490,174
Accounts receivable	9,727,591	8,781,026
Current portion - promissory note receivable due from sale of assets from discontinued operations	1,250,000	1,250,000
Prepaids and other assets	468,703	453,780
Total current assets	28,584,218	25,974,980

Property and equipment	217,572	290,658
Operating lease right-of-use	846,714	-
Other assets	270,242	367,437
Total assets	$29,918,746	$26,633,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion - obligations under finance lease	$11,640	$11,030
Loans – short term portion	1,287,800	-
Current operating lease liabilities	162,917	-
Accounts payable and accrued expenses	1,938,305	1,590,172
Dividend payable to stockholders	-	1,725,295
Current portion of US Tax Reform Transition Tax and income taxes payable	392,131	344,043
Total current liabilities	3,792,793	3,670,540

US Tax Reform Transition Tax payable	2,062,024	2,270,000
Loans – long term portion	643,900	-
Long term portion – obligation under finance lease	55,439	67,079
Long term operating lease liabilities	629,979	-
Other liabilities	17,950	17,950
Total liabilities	7,202,085	6,025,569

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,405,753 and 23,397,707 shares issued, and 23,001,627 and 22,995,881 shares outstanding at October 31, 2020 and 2019, respectively	2,341	2,340
Additional paid-in capital	1,423,954	1,381,076
Retained earnings	21,523,990	19,473,069
Accumulated other comprehensive income	160,654	143,600
	23,110,939	21,000,085
Treasury stock, at cost; 404,126 and 401,826 common shares held at October 31, 2020 and 2019, respectively	(394,278)	(392,579)
Total stockholders' equity	22,716,661	20,607,506
Total liabilities and stockholders' equity	$29,918,746	$26,633,075

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Income
For the Years Ended October 31, 2020 and 2019

	Years ended October 31,
	2020	2019
REVENUES	$21,564,360	$19,506,911

COST OF SERVICES	14,897,638	13,330,295

GROSS PROFIT	6,666,722	6,176,616

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,441,175	4,479,933

INCOME FROM OPERATIONS	2,225,547	1,696,683

OTHER INCOME, NET	64,463	526,567

INCOME BEFORE INCOME TAX	2,290,010	2,223,250

INCOME TAX EXPENSE	239,088	135,994

NET INCOME	$2,050,922	$2,087,256

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.089	$0.090

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	23,003,327	23,054,653

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	23,040,075	23,113,857

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2020 and 2019

	Years ended October 31,
	2020	2019

NET INCOME	$2,050,922	$2,087,256

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss):
Net unrealized gain (loss)	17,054	(25,508)
Intercompany balances foreign exchange settlement, included in net income	-	65,636
Net unrealized loss on available-for sale securities	-	(4,475)

TOTAL OTHER COMPREHENSIVE INCOME	17,054	35,653

COMPREHENSIVE INCOME	$2,067,976	$2,122,909

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended October 31, 2020 and 2019

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT OCTOBER 31, 2018	23,373,817	$2,337	-	$-	$1,346,956	$19,111,111	$107,947	$(304,688)	$20,263,663

STOCK-BASED COMPENSATION	-	-	-	-	34,120	-	-	-	34,120

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	23,890	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (86,422 SHARES)	-	-	-	-	-	-	-	(87,891)	(87,891)

NET INCOME	-	-	-	-	-	2,087,256	-	-	2,087,256

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	35,653	-	35,653

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,725,295)	-	-	(1,725,295)

BALANCE AT OCTOBER 31, 2019	23,397,707	2,340	-	-	1,381,076	19,473,069	143,600	(392,579)	20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	42,878	-	-	-	42,878

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	2,050,922	-	-	2,050,922

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	17,054	-	17,054

BALANCE AT OCTOBER 31, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2020 and 2019
	Years ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,050,922	$2,087,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	(13,327)	(47,392)
Stock-based compensation	42,878	34,120
Depreciation and amortization	86,283	99,095
Other-than-temporary impairment on available-for-sale securities	-	(4,475)
Increase in accounts receivable	(944,257)	(3,593,069)
(Increase) decrease in other assets	(675,902)	47,676
Increase (decrease) in liabilities	978,845	(830,950)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,525,442	(2,207,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of marketable securities	-	44,475
Acquisition of property and equipment	(55,657)	(57,379)
Proceeds from disposition of property and equipment	26,700	99,038
Collection from promissory note receivable	-	1,750,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(28,957)	1,836,134

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans	1,931,700	-
Repurchase of common stock	(1,699)	(87,891)
Payments on obligations under finance lease	(11,030)	(67,686)
Cash dividends paid to shareholders	(1,725,295)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	193,676	(155,577)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(42,411)	(12,564)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,647,750	(539,746)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,490,174	16,029,920
CASH AND CASH EQUIVALENTS – END OF YEAR	$17,137,924	$15,490,174

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$212,463	$326,898
Interest	$3,869	$4,062
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposed property and equipment with accumulated depreciation of $38,583 and $86,773 disposed during the years ended October 31, 2020 and 2019, respectively	$51,956	$138,419
Obligations under finance lease incurred for the acquisition of a vehicle	$-	$86,000
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$4,769	$36,681
Conversion of cashless exercise of options to shares of common stock	$1	$3
Cash dividend declared but not paid	$ -	$ 1,725,295
Obligations under operating lease liabilities	$ 911,922	$-

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Consolidated Financial Statements
For the Years Ended October 31, 2020 and 2019

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv Validation & Compliance Limited (“Pharma-IR”), an Irish corporation dissolved on July 2020, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service, and until September 17, 2018 microbiological and chemical laboratory testing (the “Lab”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segments

The Company operates in three reportable business segments: (i) Puerto Rico technical compliance consulting, (ii) United States technical compliance consulting, and (iii) Europe technical compliance consulting. Accordingly, the accompanying consolidated financial statements are presented to show these three reportable segments.

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

The carrying value of the Company's financial instruments (excluding obligations under finance leases): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature. Management believes, based on current rates, that the fair value of its obligations under finance leases approximates the carrying amount.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard as of November 1, 2018, by applying the modified-retrospective method to those contracts that were not completed as of that date. The results for reporting periods beginning after November 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard had an immaterial impact on our reported total revenues and operating income as compared to the amounts that would have been reported under the prior standard.

The Company records revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (i) Identify the contract with the customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to separate performance obligations; and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), which are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues), which revenue is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2020, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2020 and 2019.

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

Earnings Per Share of Common Stock

Basic earnings per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the dilution of common stock equivalents.

The diluted weighted average shares of common stock outstanding were calculated using the treasury stock method for the respective periods.

Foreign Operations

The functional currency of the Company’s foreign subsidiaries are their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the audit report as of January 29, 2021. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2019 consolidated financial statements to conform them to the October 31, 2020 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

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

Effective November 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $941,009 of right-of-use assets and $911,922 in operating lease liabilities at November 1, 2019. As of October 31, 2020, the total right-of-use assets related to the Company’s operating leases was $846,714 and operating lease liabilities current and non-current were approximately $162,917 and $629,979, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above, are either not applicable, or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE RECEIVABLE

On September 17, 2018 (the “Sales Closing Date”), the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note was composed of two tranches: (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which was unsecured. The interest rate accrual was 3% for Tranche A and 5% for Tranche B. As of October 31, 2020, pursuant to the terms of the Promissory Note, the Company had collected $1,750,000. The Promissory Note final installment of $1,250,000 from Tranche A was collected on November 2020.

NOTE C – LOANS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”). These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms follow the CARES Act provisions and the corresponding regulations issued by the SBA. Under regulations established by the Small Business Administration, the Company may seek forgiveness of the SBA Loans.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2020 and 2019 consisted of the following:

		October 31,
	Useful life (years)	2020	2019
Vehicles	5	$201,623	$253,579
Leasehold improvements	5-8	-	84,445
Computers	3	376,160	330,250
Equipment	3-7	139,685	130,110
Furniture and fixtures	10	1,593	1,549
Total		719,061	799,933
Less: Accumulated depreciation and amortization		(501,489)	(509,275)
Property and equipment, net		$217,572	$290,658

NOTE E - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform is applicable to the Company commencing with its fiscal year 2018. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. The Company elected to pay the Transition Tax liability of approximately $2.7 million over an eight-year period starting with the Company’s fiscal year 2019. In the past, most of these E&Ps’ were not repatriated and, considered to be reinvested indefinitely in the foreign location. Therefore, no US tax liability was incurred with respect to these E&Ps, unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform established a 100% tax exemption on the foreign-source portion of dividends which are received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiaries, are taxed in the United States at a maximum regular federal income tax rate of 21%.

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2020, and 2019 is as follows:

	October 31,
	2020	2019
United States federal statutory rate	21.0%	21.0%
Puerto Rico tax holiday derived from PRIDCO Grant	(11.3)%	(15.0)%
Other, including US loss positions for which the resulting deferred tax asset has been allowed, net	0.7%	0.1%
Effective tax rate	10.4%	6.1%

At October 31, 2020, Pharma-Spain has unused operating losses of approximately $1,379,000. These net operating losses are available to offset future taxable income until October 31, 2029, 2030, 2031, 2032, 2034 and 2035 for the aggregate amounts of $237,000, $318,000, $271,000, $5,000, $527,000 and $21,000. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Spain of approximately $275,000. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2016 (2015 for Puerto Rico) through 2019 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE F – COMMITMENTS AND CONTINGENCIES

Capitalized lease obligations - The Company leases a vehicle under a non-cancelable finance lease agreement with a cost of $86,000 for the years ended October 31, 2020 and 2019 (accumulated amortization of $28,667 and $11,467 as of October 31, 2020 and 2019, respectively). Amortization expense for the vehicle under non-cancelable lease agreements amounted to $17,200 and $11,467 for the years ended October 31, 2020 and 2019, respectively.

The following is a schedule, by year, of future minimum lease payments under the finance leases together with the present value of the net minimum lease payments at October 31, 2020:

Twelve months ending October 31,	Amount
2021	$14,908
2022	14,908
2023	14,908
2024	31,181
Total future minimum lease payments	75,905
Less: Amount of imputed interest	(8,826)
Present value of future minimum lease payments	67,079
Current portion of obligation under finance leases	(11,640)
Long-term portion	$55,439

Operating facilities - The Company conducts its administrative operations in office facilities which are leased under two different rental agreements.

In July 2016, with effective date January 1st, 2016, the Company renegotiated a lease agreement with an affiliate of our past Chairman of the Board, for the headquarters and laboratory testing facilities in Dorado, Puerto Rico. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. As part of the Laboratory Assets transaction (see Note B), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. On January 1, 2019, a second amendment to the lease agreement was made to add a small storage area, increasing the monthly rental payments by $1,088.

Simultaneously with the Laboratory Assets sale closing transaction the Company and Subtenant entered into a sublease agreement (the “Sublease”) with an initial term commencing at Sales Closing Date through December 31, 2019. The Sublease contains a one-year renewal option, followed by a second renewal option of five years. Provided a six months’ notice of termination, Subtenant may terminate without penalty the Sublease within the term of the second renewal option of five years. The Sublease calls for monthly rental payments of $17,950 each, and a 5% annual rent increase beginning on the second lease year and thereafter until the expiration of the Sublease initial term or the first renewal option. No rent increase will apply to the five-year term renewal option if exercised. The Sublease requires the payment of utilities, property taxes, insurance and common area expenses incurred and/or allocated to Subtenant. In September 2020, Subtenant exercised the second renewal option for the additional five-year term. Accordingly in September 2020, the Company exercised its lease renewal option for an additional five-year term.

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $1,000. The Company also has a virtual office in Greensboro, Georgia. The virtual office monthly fee is $750, which is cancellable at the anniversary date of the agreement upon a 6-month notification provision.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases (net of extinguishable lease payments) having remaining terms in excess of one year as of October 31, 2020 are as follows:

Twelve months ending October 31,	Amount
2021	$ 187,850
2022	187,850
2023	187,850
2024	187,850
2025	187,850
Thereafter	31,309
Total future minimum operating lease payments	970,559
Less: Amount of imputed interest	(177,663)
Present value of future minimum operating lease payments	792,896
Current operating lease liabilities	(162,917)
Long term operating lease liabilities	$ 629,979

Total minimum future rental payments were reduced by approximately $1,168,000 of sublease rentals to be received in the future under non-cancelable subleases.

Rent expense for the years ended October 31, 2020 and 2019 was approximately $402,000 and $386,000, respectively.

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

NOTE H – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of October 31, 2020 and 2019, a total of 341,154 and 338,854 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306 and $329,607, respectively. Also, on November 26, 2018, the Company repurchased 62,972 shares of common stock, outside of the Repurchase Program, from the Company’s Chief Executive Officer at $1.00 per share. These shares were repurchased at a discount to market to provide for an orderly disposition of the shares. During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic.

On October 23, 2019 the Board of Directors of the Company declared cash dividends of $0.075 per common share for shareholders of record as of the close of business on November 4, 2019. Accordingly, an aggregate dividend payment of $1,725,295 was paid on November 15, 2019.

NOTE I – EARNINGS PER SHARE

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

	Years ended October 31,
	2020	2019
Net income available to common equity holders - used to compute basic and diluted earnings per share	$2,050,922	$2,087,256

Weighted average number of common shares - used to compute basic earnings per share	23,003,327	23,054,653
Effect of warrants to purchase common stock	-	-
Effect of restricted stock units to issue common stock	-	-
Effect of options to purchase common stock	36,748	59,204
Weighted average number of shares - used to compute diluted earnings per share	23,040,075	23,113,857

For the year ended October 31, 2020, options for the purchase of 160,000 shares of common stock were not included in computing earnings per share because their effect were antidilutive. Also, for the year ended on October 31, 2019, warrants and options for the purchase of 1,000,000 and 80,000 shares of common stock, respectively, were not included in computing diluted earnings per share because their effect were also antidilutive.

NOTE J - STOCK OPTIONS AND STOCK BASED COMPENSATION

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

The 2005 Plan stock options activity and status for the years ended October 31, 2020 and 2019 was as follows:

	Year ended October 31,
	2020		2019
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	80,000	$1.2800	160,000	$1.6650
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired and/or forfeited	(80,000)	$1.2800	(80,000)	$2.0500
Total outstanding at end of year	-	$-	80,000	$1.2800

Outstanding exercisable stock options at end of year	-	$-	80,000	$1.2800
	October 31, 2020	October 31, 2019
Weighted average remaining years in contractual life for:
Total outstanding options	-	0.2 years
Outstanding exercisable options	-	0.2 years
Shares of common stock available for issuance pursuant to future stock option grants	-	-

The 2014 Plan stock options activity and status for the years ended October 31, 2020 and 2019 was as follows:

	Year ended October 31,
	2020		2019
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	410,000	$0.8615	329,600	$0.8238
Granted	80,000	$0.7600	180,000	$0.9333
Exercised	(20,000)	$0.5200	(99,600)	$0.8666
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	470,000	$0.8587	410,000	$0.8615

Outstanding exercisable stock options at end of year	363,300	$0.8657	270,000	$0.8341
	October 31, 2020	October 31, 2019
Weighted average remaining years in contractual life for:
Total outstanding options	2.6 years	3.2 years
Outstanding exercisable options	2.1 years	2.5 years
Shares of common stock available for issuance pursuant to future stock option grants	1,500,000	1,580,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2020 and 2019:

	Year ended October 31,
	2020	2019
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	82.0%	78.9%
Risk free interest rate	1.6%	1.9%
Expected life of options	3.2 years	3.4 years
Weighted average fair value of options granted	$0.4152	$0.5076

As of October 31, 2020, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $38,620 will be recognized in a weighted average period of approximately 1.2 years.

As of October 31, 2020 and 2019, the aggregate intrinsic value of options outstanding under the 2014 Plan were approximately $202,700 and $25,200, respectively. As of October 31, 2019 the exercise price for all options outstanding under the 2005 Plan were above the Company’s stock market value. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2020	2019
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	42,878	34,120
Stock-based compensation before tax	42,878	34,120
Income tax benefit	-	-
Net stock-based compensation expense	$42,878	$34,120
Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.001)
Diluted earnings per share	$(0.002)	$(0.001)

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

Accounts receivable and revenues

Management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowance for uncollectible receivables.

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

The Company provided a substantial portion of its services to five customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2020 or 2019. During the year ended October 31, 2020, revenues from these customers were 16.2%, 14.2%, 11.6%, 10.5% and 9.5%, or a total of 62.0%, as compared to the same period last year for 0.0%, 10.2%, 10.4%, 11.7%, and 25.3%, or a total of 57.6%, respectively. At October 31, 2020 and 2019, amounts due from these customers represented 80.4% and 79.9% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level five groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2020 or 2019. During the year ended October 31, 2020, aggregate revenues from these global groups of affiliated companies were 16.2%, 14.3%, 13.8%, 10.5% and 9.5%, or a total of 64.3%, as compared to the same period last year for 0.0%, 10.2%, 13.7%, 11.7%, and 25.3%, or a total of 60.9%, respectively. At October 31, 2020 and 2019, amounts due from these global groups of affiliated companies represented 88.2% and 81.4% of total accounts receivable balance, respectively.

As of October 31, 2020, one of the Company’s customers (representing 9.5% of revenues during the year ended October 31, 2020) owes the Company approximately $5.8 million (including $1.25 million from a Promissory Note), which represents approximately 23.5% of the Company’s total working capital. A significant portion of the customer’s funding comes from different financing sources. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses, if any, have been recorded in the financial statements. Subsequent to October 31, 2020, the Company collected approximately $1.4 million from this customer.

NOTE L – OTHER INCOME

During September 2017, the Company’s Puerto Rico operations were affected by hurricanes which severely impacted Puerto Rico (“Hurricanes”). The Hurricanes related insurance claim for business interruption losses and additional expenses incurred by the Company until electrical power and other basic utilities were restored was settled with the insurance carrier on April 2019 for the aggregate amount of approximately $200,000. Based on current accounting guidance, the insurance proceeds were recognized upon collection, as a gain contingency against other income in the accompanying consolidated financial statements for the applicable period.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2020 and 2019. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2020	2019
REVENUES:
Puerto Rico consulting	$ 18,214,656	$ 16,797,783
United States consulting	2,283,370	2,188,276
Europe consulting	829,170	315,329
Brazil consulting	237,164	205,523
Total consolidated revenues	$ 21,564,360	$ 19,506,911
INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$ 2,332,052	$ 2,574,222
United States consulting	(80,635)	(78,471)
Europe consulting	(9,661)	(238,420)
Brazil consulting	48,254	(34,081)
Total consolidated income before taxes	$ 2,290,010	$ 2,223,250

During fiscal year 2020, the Company modified certain allocations among the segments, therefore, the fiscal 2019 figures were modified accordingly. This had no impact over consolidated revenues or earnings, nor it had a significant impact on the overall segment reporting.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2020 and 2019, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE N - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. During the years ended October 31, 2020 and 2019 the Company contributed to these plans $153,200 and $67,900, respectively.

NOTE O – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated with our former Chairman and our former Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant provided consulting services for the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may have been requested from time to time by the Board.  The former Chairman received the use of a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company.  The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 27, 2019, the Company extended the Consulting Agreement for an additional year to December 31, 2020 and the compensation structure remained unchanged. Pursuant to the Consulting Agreement the Company compensated the Consultant a monthly retainer of $33,700 during the Extension Term. In addition, in the event the Company achieved at least eighty percent (80%) of its budget for the year, the Consultant received a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year, the Incentive Fee would be $120,000. The Consulting Agreement ended pursuant to its terms on December 31, 2020.

As more fully disclosed in Note F to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our former Chairman of the Board.

NOTE P – SUBSEQUENT EVENTS

On January 5, 2021, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about February 5, 2021 to shareholders of record as of the close of business on January 25, 2021.