Form 10-K/A
period 2020-10-31
Pharma-Bio Serv, Inc.
filed 2021-03-01
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2020 (the last business day of the second quarter of the registrant’s current fiscal year), was $11,288,164.

The number of shares of the registrant’s common stock outstanding as of January 27, 2021 was 23,029,215.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended October 31, 2020 filed by the Company with the Securities and Exchange Commission (the "SEC") on February 1, 2021 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED OCTOBER 31, 2020

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)
Identification of Directors.

Name	Age	Positions with the Company	Director Since
Kirk Michel(1),(2)	65	Chairman of the Board	2006
Dov Perlysky(2),(3)	58	Director	2004
Howard Spindel(1),(3)	75	Director	2006
Irving Wiesen(1),(2),(3)	66	Director	2006
________________
(1)  Member of the Audit Committee and Compensation Committee.
(2)  Member of the Mergers and Acquisition Committee.
(3)  Member of the Nominating and Corporate Governance Committee.

Kirk Michel, a director since January 2006 and Chairman of the Board since January 2021, is the founder and a managing director of KEMA Advisors, Inc. (KEMA). Founded in 2000, KEMA is a boutique investment banking firm located in Hillsborough, North Carolina. KEMA provides corporate finance advisory services to middle market companies and governmental agencies.  Prior to KEMA, from 1995 to 2000, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC, which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree in Finance and Accounting from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as an investment banker has given him broad understanding and expertise, particularly relating to business and finance matters.

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991. Mr. Perlysky is currently a director of Enzo Biochem, Inc., a growth-oriented life sciences and clinical laboratory company listed on the New York Stock Exchange, and was a director of Highlands Bancorp, Inc., a New Jersey community bank until its sale to Lakeland Bank, and was a director of Engex, Inc., a closed end investment company until its dissolution in 2018.

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

Howard Spindel, a director since January 2006, has been a consultant with Integrated Management Solutions, a securities industry consulting and recruitment firm which he founded, since 1985. In this capacity, he has also acted as a financial and operations principal, general securities principal, registered representative and options principal for several broker-dealers during this period. He is also a director of Oak Tree Educational Partners, Inc., a training company, and was a director of Engex, Inc., a closed end investment company until its dissolution in 2018. Mr. Spindel received a B.S (Accounting) degree from Hunter College and is a retired Certified Public Accountant.  Mr. Spindel is a member of the American Institute of Certified Public Accountants and of the New York State Society of Certified Public Accountants.

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

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011. Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme ("MSD"), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010. He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company ("Schering-Plough"), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000. Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

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

(e)
Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), "Identification of Directors" and Part III, Item 10(b), "Identification of Executive Officers," respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), "Identification of Directors" of this Annual Report on Form 10-K/A.

(f)
Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2020 ("Fiscal 2020") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)
Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The Company has separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the standing Audit Committee are Howard Spindel, Chairman, Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company's internal controls.

Our Board has determined that Mr. Spindel qualifies as an "Audit Committee financial expert" within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee's charter is located on our website at www.pharmabioserv.com.

(j)
Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2020.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2020 and 2019 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards($) (1)	All OtherCompensation		Total
Victor Sanchez	2020	$ 220,000	$ 50,600	(2)	$ -	$ 14,950	(4)	$ 285,550
President and Chief Executive Officer	2019	$ 220,000	$600	(3)	$ -	$ 14,950	(4)	$ 235,550

Pedro Lasanta,	2020	$ 175,000	$ 25,600	(5)	$ -	$ -		$ 200,600
Chief Financial Officer, Vice President-Finance and Administration and Secretary	2019	$ 160,577	$ 25,600	(6)	$ 48,422	$ -		$ 234,599

________________
(1)  Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown reflect the grant date fair value of options granted to the executive officers determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note J – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
(2)  Represents bonus for services in fiscal 2020, which were paid in October 2020, and a statutory holiday bonus of $600 paid in December 2020.
(3)  Represents a statutory holiday bonus of $600 paid in December 2019.
(4)  Represents health insurance plan expenses incurred pursuant to Mr. Sanchez's employment agreement.
(5)  Represents bonus for services in fiscal 2020, which were paid in October 2020, and a statutory holiday bonus of $600 paid in December 2020.
(6)  Represents bonus for services in fiscal 2019, which were paid in November 2019, and a statutory holiday bonus of $600 paid in December 2019.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	-	-	-		-	-	-	-
Pedro Lasanta	33,300	66,700(1)	$ 0.88	Oct. 4, 2024	-	$ -	-	-

(1)  Represents options to purchase 100,000 shares of common stock which were granted on October 4, 2019. These options vest in three equal annual installments beginning on October 4, 2020.

Employment Agreements

Victor Sanchez – Employment Agreement

On January 1, 2015, the Company entered into an Employment Agreement with Victor Sanchez, the President, Chief Executive Officer and President of Europe Operations of the Company (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Sanchez is entitled to receive an annual base salary of $220,000 and such discretionary bonus, stock options and other equity-based incentives as determined by the Compensation Committee of the Company. Also, Mr. Sanchez is entitled to receive benefits provided to all other executive officers of the Company. Effective November 2, 2020, Mr. Sanchez's salary was increased to $231,000.

Also, pursuant to the Employment Agreement, if the Company terminates the Employment Agreement and Mr. Sanchez's employment other than for death, disability or cause, the Company shall (1) pay to Mr. Sanchez within 30 days after the date of termination (a) a lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976, known as the "Wrongful Discharge Act" ("Ley de Despido Injustificado"), whichever amount is higher; (b) any bonuses that he may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by him will become vested and exercisable for a three month period following the termination. Also, pursuant to the Employment Agreement, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Sanchez will become vested and exercisable immediately prior to such event. If the Employment Agreement is terminated for death, disability or cause, no additional compensation will be payable subsequent to the date of such termination. The Employment Agreement also includes standard provisions relating to non-competition, non-solicitation and confidentiality.

Pedro Lasanta – Employment Agreement

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our Chief Financial Officer, for a one year term pursuant to which we paid Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. Mr. Lasanta's employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employment.

On December 17, 2008, we entered into an amendment to the employment agreement with Mr. Lasanta pursuant to which the term of the contract was extended indefinitely. The amended employment agreement provides that we will pay Mr. Lasanta an annual salary of $110,000 and an annual bonus in cash or Company stock options to be granted based on performance metrics to be established. Pursuant to the amended employment agreement, we will grant Mr. Lasanta options to purchase 30,000 shares of Company stock having an exercise price equal to fair market value on the date of grant and vesting in three equal annual installments beginning one year from November 1, 2008. In addition, upon termination of Mr. Lasanta's employment for reasons other than those set forth in his amended employment agreement, Mr. Lasanta will receive a lump-sum severance payment in an amount equivalent to six months of his salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976 known as the "Wrongful Discharge Act" ("Ley de Despido Injustificado"), whichever amount is higher. All other terms and conditions of Mr. Lasanta's employment agreement remain the same.

On March 11, 2009, upon the approval of the Company's Compensation Committee, the Company entered into an Amendment to Employment Agreement with Mr. Lasanta to reduce Mr. Lasanta's current annual base salary from $110,000 to $106,000 and to eliminate Mr. Lasanta's automobile allowance effective March 1, 2009. Effective January 1, 2010, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to restore Mr. Lasanta's annual base salary to $110,000. On January 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta's annual base salary from $110,000 to $125,000. On December 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta's annual base salary from $125,000 to $150,000 as of January 1, 2013. All other terms and conditions of Mr. Lasanta's employment agreement, as amended, remain the same.

On February 17, 2014, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta's salary to $160,000, effective January 1, 2014 (the "Lasanta Amendment"). Also, pursuant to the Lasanta Amendment, if the Company terminates the employment agreement of Mr. Lasanta other than for death, disability or cause, the Company shall (1) pay to the executive within 30 days after the date of termination (a) a lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976, known as the "Wrongful Discharge Act" ("Ley de Despido Injustificado"), whichever amount is higher; (b) any bonuses that the executive may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by the executive will become vested and exercisable for a three month period following the termination. Also, pursuant to the Lasanta Amendment, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Lasanta will become vested and exercisable immediately prior to such event.

On October 7, 2019, the Company amended the Employment Agreement of Mr. Lasanta to increase his salary from $160,000 to $175,000, effective October 7, 2019.

Director Compensation

Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to our independent directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each independent director received an option to purchase 25,000 shares of the Company's common stock on the date of his first election.

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2020.

Name	Fees Earned (1)	Option Awards (2)(3)	All Other Compensation	Total
Elizabeth Plaza	$ -	$ -	$ 539,548(4)	$ 539,548(4)
Kirk Michel	$ 40,000	$ 8,305	$ -	$48,305
Dov Perlysky	$ 40,000	$ 8,305	$ -	$48,305
Howard Spindel	$ 40,000	$ 8,305	$ -	$48,305
Irving Wiesen	$ 40,000	$ 8,305	$ -	$48,305

(1)  During the fiscal year ended October 31, 2020, all members of the Board of Directors individually earned and were paid fees of $40,000 each, except for Elizabeth Plaza.
(2)  Amounts shown do not reflect compensation received by the directors.  Instead, the amounts shown reflect the grant date fair value of options granted to the directors determined pursuant to FASB ASC Topic 718.  The assumptions used to calculate the value of the option awards are set forth under Note J – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
(3)  The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.
(4)  Represents payments made to Strategic Consultants International, LLC in regards to consulting fees, incentive fee and company car lease payments in the amount of $404,400, $120,000, and $15,148, respectively.  The incentive fee was paid during February 2021. For additional information regarding these fees, see Related Party Transactions below.

As of October 31, 2020, each of the below named directors held the following number of options to purchase shares of common stock:

		OPTIONS GRANTED TO
Grant Date	Exercise Price	H. Spindel	K. Michel	I. Wiesen	D. Perlysky
1/10/2016	$ 0.95	20,000	20,000	20,000	20,000
1/10/2017	$ 0.91	20,000	20,000	20,000	20,000
1/10/2018	$ 0.52	20,000	-	20,000	10,000
1/10/2019	$ 1.00	20,000	20,000	20,000	20,000
1/10/2020	$ 0.76	20,000	20,000	20,000	20,000

Compensation Committee

The members of the Compensation Committee are Kirk Michel, Chairman, Howard Spindel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Compensation Committee consist of, but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensationof our Board members; (2) reviewing compensation plans, policies and benefit programs for employees, generally and (3) administering the employee stock option and benefit plans, when designed by the Board. While performing its duties, the Compensation Committee receives substantial input from the Chief Executive Officer regarding the appropriate level and type of compensation for our executives, excluding the compensation paid to the Chief Executive Officer. The Compensation Committee has determined that no risks exist rising from the Company's compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. A copy of the Compensation Committee's charter is located on our website at www.pharmabioserv.com.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of February 21, 2021 by:

●
each director;
●
each officer named in the summary compensation table ("Named Executive Officers");
●
each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●
all directors and executive officers as a group.

As of February 21, 2021, the Company had 23,029,215 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 21, 2021	Percentage
Directors and Executive Officers
Dov Perlysky(1)	2,034,352	8.8%
Kirk Michel(2)	423,412	1.8%
Howard Spindel(3)	102,207	*%
Irving Wiesen(4)	102,102	*
Victor Sanchez(5)	10,224	*
Pedro Lasanta(6)	127,852	*
All Directors and Executive Officers as a group
(six persons)(7)	2,800,149	12.0%
5% or Greater Stockholders
Elizabeth Plaza(8)	4,099,241	17.8%
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9
Adam Hirsh (12)	1,172,179	5.1%

* Less than 1%.

(1)  The shares of common stock beneficially owned by Mr. Perlysky include (i) 37,007 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) 60,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 21, 2021.

(2)  The shares of common stock beneficially owned by Mr. Michel consist of (i) 32,706 shares directly owned, (ii) 50,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 21, 2021, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(3)  The shares of common stock owned by Mr. Spindel represent 32,207 shares owned by his spouse and 70,000 shares issuable upon exercise of options, which are exercisable as of February 21, 2021. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(4)  The shares of common stock owned by Mr. Wiesen represent 32,102 shares directly owned and 70,000 shares issuable upon exercise of options, which are exercisable as of February 21, 2021.

(5)  The shares of common stock owned by Mr. Sanchez represent 10,224 shares directly owned.

(6)  The shares of common stock owned by Mr. Lasanta represent 94,552 shares directly owned and 33,300 shares issuable upon exercise of options, which are exercisable as of February 21, 2021.

(7)  Includes 283,300 shares issuable upon the exercise of options, which are exercisable as of February 21, 2021.

(8)  This information was obtained from Amendment No. 4 to Schedule 13D/A filed by Elizabeth Plaza on January 26, 2021. The postal address stated on Ms. Plaza's Schedule 13D/A is Sardinera Beach Building, Calle Marginal Costa De Oro C-3, Suite 2, Dorado, Puerto Rico 00646.

(9)  This information was obtained from Amendment No. 4 to Schedule 13 D/A filed by Venturetek, L.P. ("Venturetek") on September 6, 2011. Does not include 1,565,058 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13 D/A filed on January 5, 2011. Mr. David Selengut is the manager of TaurusMax LLC, which is the general partner of Venturetek. The postal address stated on Venturetek, L.P.'s Schedule 13D/A is 150 East 42nd Street, New York, NY 10017.

(10)  This information was obtained from a Schedule 13D filed by Ramon Luis Dominguez Thomas on March 27, 2014. The postal address stated on Mr. Dominguez Thomas' Schedule 13D is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(11)  This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014. The postal address stated on Mr. Levi's Schedule 13D is 6414 Stanton Drive, Apartment #208, Charlotte, North Carolina 28216.

(12)  This information was obtained from a Schedule 13G filed by Adam Hirsh on October 15, 2019. The postal address stated on Mr. Hirsh's Schedule 13G is 1021 Saturn Court Incline Village, Nevada 89451.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2005 Long-Term Incentive Plan	-	$ -	-
2014 Long-Term Incentive Plan	470,000	$ 0.8587	1,500,000
Equity compensation plans not approved by security holders	-	$ -	-
Total	470,000		1,500,000

(1)
The 2005 Long-Term Incentive Plan was approved by stockholders in April 2006, and amended by stockholder approval in April 2007. No further awards may be issued under this equity compensation plan since its term ended October 2015.
(2)
The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In July 2016, we renegotiated a lease agreement, effective as of January 1, 2016, for our offices and laboratory testing facilities in Dorado, Puerto Rico with Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our former Chairman. The renegotiated lease incorporates additional space for the laboratory testing facility expansion. The lease agreement is for a five-year term, with a renewal option of five years, and monthly rental payments of $30,316 for the term of the lease agreement and renewal option. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the landlord in connection with the maintenance of common areas. On January 1, 2019, a second amendment to the lease agreement was made to add a small storage area, increasing the monthly rental payments by $1,088. As part of the Laboratory Assets transaction (see Note B in our audited financial statements for the fiscal year ended October 31, 2020), this lease was amended to (i) allow the Company to sublease to the Laboratory Assets purchaser (the “Subtenant”) the laboratory leased space area, and (ii) if Subtenant defaults under the Sublease or terminates the Sublease, the Company shall have the option to either (a) terminate the Sublease and re-occupy the Subleased Premises pursuant to the terms of the Lease, or (b) modify the Lease to terminate the Lease for the portion of the Premises that is the Subleased Premises only, without penalty. The Sublease calls for monthly rental payments of $17,950 each, with an initial term commencing on September 17, 2018 through December 31, 2019, a one-year automatic renewal option, followed by a second automatic renewal option of five years. The Sublease has a 5% annual rent increase beginning on the second lease year and thereafter until the expiration of the Sublease initial term or the first renewal option. No rent increase will apply to the five-year term renewal option. In September 2020, Subtenant exercised the second renewal option for the additional five-year term. In September 2020, the Company's lease renewal option was exercised for an additional five-year term. During the years ended October 31, 2020 and October 31, 2019, we made rental payments for approximately $387,000 and $375,000 to Plaza Professional Center, Inc. in connection with the lease of these facilities.

On December 31, 2013, we entered into a Consulting Agreement with Strategic Consultants International, LLC (the “Consultant”), a company affiliated with Elizabeth Plaza, our former Chairman, and Ms. Plaza, effective as of January 1, 2014. Pursuant to the Consulting Agreement, as amended, the Consultant provided consulting services for the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as may have been requested from time to time by the Board. The former Chairman received the use of a company automobile and such insurance as she was provided by the Company during her last year of employment with the Company. The Consulting Agreement also included standard provisions relating to non-competition, confidentiality, non-transferability and non-disparagement. On December 27, 2019, the Company extended the Consulting Agreement for an additional year to December 31, 2020 and the compensation structure remained unchanged. Pursuant to the Consulting Agreement the Company compensated the Consultant a monthly retainer of $33,700 during the extension term. In addition, in the event the Company achieved at least eighty percent (80%) of its budget for the year, the Consultant received a payment in the amount of $100,000 (the “Incentive Fee”). If the Company achieves one hundred percent (100%) or more of its budget for the year, the Incentive Fee would be $120,000. The Consulting Agreement ended pursuant to its terms on December 31, 2020. Under the Consulting Agreement we paid the Consultant for the year ended October 31, 2020, consulting fees, an incentive fee and company lease payments in the amount of $404,400, $120,000 and $15,148, respectively. Under the Consulting Agreement we paid the Consultant for the year ended October 31, 2019, consulting fees, an incentive fee and company lease payments in the amount of $404,400, $120,000 and 15,266, respectively.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Nelida Plaza, Elizabeth Plaza's sister, pursuant to which Ms. N. Plaza provides independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour. During the years ended October 31, 2020 and 2019, Ms. N. Plaza was compensated $198,027 and $206,977, respectively, pursuant to the Independent Contractor Agreement.

Director Independence

The Board has determined that the following directors are independent pursuant to Nasdaq Rule 5605 ("Nasdaq Rules") (even though the Company's securities are not traded on the Nasdaq market): Kirk Michel, Dov Perlysky, Howard Spindel and Irving Wiesen. The members of the Audit Committee are Howard Spindel (Chair), Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules.  The members of the Compensation Committee are Kirk Michel (Chair), Howard Spindel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules.  The members of the Nominating Committee are Irving Wiesen (Chair), Dov Perlysky and Howard Spindel, all of whom are independent as determined by the Nasdaq Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

We were billed by Crowe PR PSC (formerly known as Horwath Velez & Co. PSC) ("Crowe") in 2020 and 2019 as follows:

Description of services:	Fiscal 2020	Fiscal 2019
Audit	$ 50,165	$ 47,775
Audit-related fees	29,885	28,700
Tax fees	-	7,368
All other services	6,000	6,000
Total Fees	$ 86,050	$ 89,843

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Crowe and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Crowe during Fiscal 2020 and 2019.

The Audit Committee has considered the nature and amount of the fees billed by Crowe, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Crowe's independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.
All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on February 1, 2021 immediately following the signature page of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on February 1, 2021.

2.
Financial Statement Schedules:  None.

3.
Exhibits:  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated August 13, 2018 by and between Scienza Labs, Inc. and Romark Global Pharma, LLC (1)	8-K	000-50956	2.1	8/17/2018
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020
10.1	Consulting Agreement, effective January 1, 2014, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	12/31/13
10.2	Consulting Agreement Amendment, effective January 1, 2015, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2015
10.3	Consulting Agreement Amendment, effective January 1, 2016, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/5/2016
10.4	Consulting Agreement Amendment, effective January 1, 2017, between Pharma-Bio Serv Inc., Strategic Consultants International, LLC and Elizabeth Plaza.	8-K	000-50956	10.1	1/20/2017

10.5	Consulting Agreement Amendment, dated January 2, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2018.	8-K	000-50956	10.1	1/8/2018
10.6	Consulting Agreement Amendment, dated December 31, 2018, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2019	8-K	000-50956	10.1	1/4/2019
10.7	Consulting Agreement Amendment, dated December 27, 2019, by and among Pharma-Bio Serv, Inc., Strategic Consultants International, LLC and Elizabeth Plaza, effective January 1, 2020.	8-K	000-50956	10.1	12/27/2019
10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010
10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019
10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

10.20	Loan Agreement of Pharma-Bio Serv PR, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.1	4/29/2020
10.21	Loan Agreement of Pharma Serv, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.2	4/29/2020
10.22	Loan Agreement of Pharma-Bio Serv US, Inc. for Paycheck Protection Program Loan, dated April 23, 2020	8-K	000-50956	10.3	4/29/2020
10.23	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv PR, Inc.	8-K	000-50956	10.4	4/29/2020
10.24	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma Serv, Inc.	8-K	000-50956	10.5	4/29/2020
10.25	Paycheck Protection Program Note, dated April 23, 2020, executed by Pharma-Bio Serv US, Inc.	8-K	000-50956	10.6	4/29/2020
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1	List of Subsidiaries	10-K	000-50956	21.1	2/01/2021
23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	2/01/2021
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document	10-K	000-50956	101.INS	2/01/2021
101.SCH*	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	2/01/2021
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	2/01/2021
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	2/01/2021
101.LAB*	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	2/01/2021
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	2/01/2021
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	10-K	000-50956	104	2/01/2021

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

PHARMA-BIO SERV, INC.

Dated: February 26, 2021	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)