Form 10-Q
period 2021-01-31
Pharma-Bio Serv, Inc.
filed 2021-03-17
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of March 12, 2021 was 23,029,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	January 31, 2021*	October 31, 2020**
Current assets
Cash and cash equivalents	$18,988,339	$17,137,924
Accounts receivable	9,565,325	9,727,591
Current portion - promissory note receivable due from sale of assets from discontinued operations	-	1,250,000
Prepaids and other assets	385,758	468,703
Total current assets	28,939,422	28,584,218
Property and equipment	198,716	217,572
Operating lease right-of-use	790,561	846,714
Other assets	270,321	270,242
Total assets	$30,199,020	$29,918,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligations under finance leases	$11,798	$11,640
Loans – short term portion	1,287,800	1,287,800
Current operating lease liabilities	166,637	162,917
Accounts payable and accrued expenses	1,905,687	1,938,305
Dividend payable to stockholders	1,727,364	-
Current portion of US Tax Reform Transition Tax and income taxes payable	435,847	392,131
Total current liabilities	5,535,133	3,792,793
US Tax Reform Transition Tax payable	2,062,024	2,062,024
Loans – long term portion	643,900	643,900
Long term portion – obligation under finance lease	52,430	55,439
Long term operating lease liabilities	595,072	629,979
Other liabilities	17,950	17,950
Total liabilities	8,906,509	7,202,085

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,433,341 and 23,405,753 shares issued, and 23,029,215 and 23,001,627 shares outstanding at January 31, 2021 and October 31, 2020, respectively	2,343	2,341
Additional paid-in capital	1,435,384	1,423,954
Retained earnings	20,064,656	21,523,990
Accumulated other comprehensive income	184,406	160,654
	21,686,789	23,110,939
Treasury stock, at cost; 404,126 common shares held at January 31, 2021 and October 31, 2020	(394,278)	(394,278)
Total stockholders' equity	21,292,511	22,716,661
Total liabilities and stockholders' equity	$30,199,020	$29,918,746

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended January 31,
	2021	2020
REVENUES	$4,488,309	$4,613,167

COST OF SERVICES	3,173,199	3,027,275

GROSS PROFIT	1,315,110	1,585,892

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	995,989	1,049,133

INCOME FROM OPERATIONS	319,121	536,759

OTHER INCOME, NET	2,402	45,436

INCOME BEFORE INCOME TAX	321,523	582,195

INCOME TAX EXPENSE	53,491	55,295

NET INCOME	$268,032	$526,900

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.012	$0.023

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,010,623	23,002,191

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,172,348	23,018,537

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31,
	2021	2020
NET INCOME	$268,032	$526,900

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation gain (loss), net of tax	23,752	(11,734)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	23,752	(11,734)

COMPREHENSIVE INCOME	$291,784	$515,166

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2020	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	526,900	-	-	526,900

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(11,734)	-	(11,734)

BALANCE AT JANUARY 31, 2020	23,405,753	$2,341	-	$-	$1,392,506	$19,999,968	$131,866	$(394,278)	$21,132,403

							Accumulated
					Additional		Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	268,032	-	-	268,032

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	23,752	-	23,752

CASH DIVIDEND ($0.075 PER COMMONSHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT JANUARY 31, 2021	23,433,341	$2,343	-	$-	$1,435,384	$20,064,656	$184,406	$(394,278)	$21,292,511

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,032	$526,900
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,430	11,430
Depreciation and amortization	21,424	21,032
Decrease in accounts receivable	176,864	1,062,141
Decrease (increase) in other assets	136,466	(837,443)
Increase (decrease) in liabilities	(26,030)	730,959
NET CASH PROVIDED BY OPERATING ACTIVITIES	588,186	1,515,019

CASH FLOWS FROM INVESTING:
Acquisition of property and equipment	(2,568)	(11,326)
Collection from promissory note receivable	1,250,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,247,432	(11,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(1,699)
Payments on obligations under finance lease	(2,851)	(2,702)
Cash dividends paid to shareholders	-	(1,725,295)
NET CASH USED IN FINANCING ACTIVITIES	(2,851)	(1,729,696)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,648	(9,419)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,850,415	(235,422)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,137,924	15,490,174
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,988,339	$15,254,752

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$852	$1,016
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$3,613	$3,649
Cash dividend declared but not paid	$1,727,364	$-
Conversion of cashless exercise of options to common stock	$2	$1

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
January 31, 2021
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (currently inactive) (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2021 are not necessarily indicative of expected results for the full 2021 fiscal year.

The accompanying financial data as of January 31, 2021, and for the three-month period ended January 31, 2021 and 2020 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2020.

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

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), and (2) short-term fixed-fee contracts or "not to exceed" contracts (representing approximately 1% of total revenues). Time and material contracts are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. Revenue for short term fixed fee contracts or “not to exceed” contracts is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2021, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2021 and October 31, 2020, the accumulated depreciation amounted to $522,913 and $501,489, respectively.

Leases

We categorize leases at their inception as either operating or finance leases. The Company leases include an operational lease for office space and a finance lease agreement for a vehicle. The adoption of the new standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets. However, the adoption of the new standard did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets. The most significant impact was the recognition of right-of-use assets and lease liabilities on account of the Company’s operating leases. As of January 31, 2021 and October 31, 2020, the total right-of-use assets related to the Company’s operating leases were $790,561 and $846,714, respectively, As of January 31, 2021 operating lease liabilities current and non-current were approximately $166,637 and $595,072, respectively, while as of October 31, 2020 operating lease liabilities current and non-current were approximately $162,917 and $629,979.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2021 and October 31, 2020.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2020 condensed consolidated financial statements to conform them to the January 31, 2021 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2020 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE RECEIVABLE

On September 17, 2018, the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note was composed of two tranches: (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which was unsecured. The interest rate accrual was 3% for Tranche A and 5% for Tranche B. The Promissory Note final installment of $1,250,000 from Tranche A was collected in November 2020.

NOTE C – LOANS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes to receive U.S. Small Business Administration Loans. These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms follow the CARES Act provisions and the corresponding regulations issued by the SBA. Under regulations established by the Small Business Administration, the Company may seek forgiveness of the SBA Loans.

NOTE D - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years which started with the Company’s second quarter of fiscal year 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

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

Pharma-Spain has unused operating losses which result in a potential deferred tax asset. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income before their expiration dates. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. Pharma-Spain net operating loss is available to offset future taxable income through 2035.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Ireland, Spain and Brazil. The 2016 (2015 for Puerto Rico) through 2019 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2021	2020
Net income available to common equity holders - used to compute basic and diluted earnings per share	$268,032	$526,900

Weighted average number of common shares - used to compute basic earnings per share	23,010,623	23,002,191
Effect of options to purchase common stock	161,725	16,346
Weighted average number of shares - used to compute diluted earnings per share	23,172,348	23,018,537

Options for the purchase of 80,000 and 340,000 shares of common stock for the three-month periods ended January 31, 2021 and 2020, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE F – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. Since April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. As of January 31, 2021, a total of 341,154 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306.

On January 5, 2021 the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on January 25, 2021. Accordingly, an aggregate dividend payment of $1,727,364 was paid on February 5, 2021.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended in January 31, 2021 and 2020. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2021	2020
REVENUES:
Puerto Rico consulting	$3,367,351	$4,180,910
United States consulting	447,411	389,361
Europe consulting	530,496	22,189
Brazil consulting	143,051	20,707
Total consolidated revenues	$4,488,309	$4,613,167

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$104,412	$673,671
United States consulting	9,383	(14,641)
Europe consulting	157,503	(69,174)
Brazil consulting	50,225	(7,661)
Total consolidated income before taxes	$321,523	$582,195

Long lived assets (property and equipment) as of January 31, 2021 and October 31, 2020, and related depreciation and amortization expense for the three months ended January 31, 2021 and 2020, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate offices.

NOTE H - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be insignificant and have no specific insurance. No losses have been experienced or are expected on these accounts.

Accounts receivable and revenues

Management deems all of the Company's accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2021 and 2020. During the three months ended January 31, 2020, revenues from these customers were 19.5%, 14.9%, 10.3%, 8.8% and 0.1%, or a total of 53.6%, as compared to the percentages for the same period last year of 13.6%, 13.1%, 8.7%, 14.6% and 16.3%, or a total of 66.3%, respectively. At January 31, 2021, amounts due from these customers represented 81.8% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level five customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2021 and 2020. During the three months ended January 31, 2021, aggregate revenues from these global groups of affiliated companies were 19.5%, 17.0%, 10.3%, 8.8% and 0.1%, or a total of 55.7%, as compared to the same period last year for 13.6%, 16.0%, 8.7%, 14.6% and 16.3%, or a total of 69.2%, respectively. At January 31, 2021 amounts due from these global groups of affiliated companies represented 84.1% of total accounts receivable balance.

As of January 31, 2021, one of the Company’s customers (representing 8.8% of revenues during the three months ended January 31, 2021) owes the Company approximately $4.9 million, which represents approximately 20.7% of the Company’s total working capital. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses has been recorded in the financial statements.

NOTE I – SUBSEQUENT EVENT

On February 9, 2021, Elizabeth Plaza, a former director of the Company, and Strategic Consultants International, LLC (“SCI”), an entity wholly-owned by Mrs. Plaza, filed a legal action against the Company, directors and executive officers of the Company, and the Company’s wholly-owned subsidiary Pharma-Bio Serv PR, Inc., in the Court of First Instance of the Commonwealth of Puerto Rico. The complaint alleges certain matters leading up to and in connection with the expiration of SCI’s independent contractor consulting agreement with the Company and Mrs. Plaza’s subsequent resignation from the Company’s Board of Directors. The complaint seeks injunctive relief and monetary damages. On February 19, 2021, the case was removed to the U.S. Federal District Court for Puerto Rico, pending review by such court. The Company has been granted until April 7, 2021 to respond to the complaint. The Company and its directors believe certain matters for which injunctive relief is sought have been resolved, and that regardless, all of the claims presented are without merit. The defendants intend to vigorously defend themselves against these allegations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2020. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2021 and 2020, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2021		2020
Puerto Rico	$3,367	75.0%	$4,181	90.6%
United States	447	10.0%	389	8.4%
Europe	531	11.8%	22	0.5%
Other	143	3.2%	21	0.5%
	$4,488	100.0%	$4,613	100.0%

For the three-month period ended January 31, 2021, the Company’s total revenues were approximately $4,488,000, a net decrease of approximately $125,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue decrease in projects of approximately $814,000, which was partially offset by the increase in projects revenue in Europe, Brazil and the US markets of approximately $509,000, $122,000 and $58,000, respectively. When compared to the same period last year, gross margin decreased by 5.1 percentage points. The net decrease in gross margin percentage points is mainly attributable to some projects in the Puerto Rico market for the three-month period ended January 31, 2020, which the gross margin was higher than usual. Selling, general and administrative expenses were approximately $996,000, a decrease of approximately $53,000. The decrease is mainly attributable to a decrease of approximately $62,000 in consulting fees, partially offset by an increase in other administrative and general expenses. Other income declined by approximately $43,000, mainly due to the decline in interest income because of lower interest rates. These factors resulted in a net income of approximately $268,000 for the three-month period ended January 31, 2021, or a decrease of approximately $259,000 when compared to the same period last year.

While we have not identified any material adverse effect resulting from the coronavirus (COVID-19) pandemic, we continue to actively monitor the pandemic and any potential future impact it may have on our business and results of operations. The extent to which our operations will be impacted by the pandemic will depend largely on unknown developments which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning our customers, the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

The coronavirus pandemic, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, and the Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month periods ended January 31, 2021 and 2020 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2021		2020
Revenues	$4,488	100.0%	$4,613	100.0%
Cost of services	3,173	70.7%	3,027	65.6%
Gross profit	1,315	29.3%	1,586	34.4%
Selling, general and administrative expenses	996	22.2%	1,049	22.7%
Other income, net	2	0.1%	45	0.9%
Income before income taxes	321	7.2%	582	12.6%
Income tax expense	53	1.2%	55	1.2%
Net income	268	6.0%	527	11.4%

Revenues. For the three-month period ended January 31, 2021, the Company’s total revenues were approximately $4,488,000, a net decrease of approximately $125,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue decrease in projects for approximately $814,000, which was partially offset by the increase in projects revenue in Europe, Brazil and the US markets of approximately $509,000, $122,000 and $58,000, respectively.

Cost of Services; gross margin. Cost of services were approximately $3,173,000, an increase of $146,000 when compared to the same period last year. Gross margin for the three months ended January 31, 2021 decreased 5.1 percentage points when compared to the same period last year. The net decrease in gross margin percentage points is mainly attributable to some projects in the Puerto Rico market for the three-month period ended January 31, 2020, which the gross margin was higher than usual.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $996,000 for the three-month period ended January 31, 2021, a decrease of approximately $53,000. The decrease is mainly attributable to a decrease of approximately $62,000 in consulting fees, partially offset by an increase in other administrative and general expenses.

Other Income, net.  For the three-month period ended on January 31, 2021, other income, net was approximately $2,000, a net decrease of approximately $43,000 when compared to the same period last year. The decrease is mainly attributable to the decline in interest income because of lower interest rates.

Net Income. Net income for the three months ended January 31, 2021 was approximately $268,000, a decrease of approximately $259,000 when compared to the same period last year. The decline in net income is mostly attributable to the (i) decrease in gross profit (attributable to the decrease in revenues and increase in cost of services), (ii) partial offset by net savings on selling, general and administrative expenses, and (iii) decline in interest income, when compared to the same period last year.

For the three-month period ended January 31, 2021, net income per common share for both basic and diluted was $0.012, a decline of $0.011 per share when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2021, the Company had approximately $23.4 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future; however, we can provide no assurance when we will resume the Repurchase Program. As of January 31, 2021, the Company has 1,658,846 shares of common stock available for future repurchases under the Repurchase Program.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Company Stock Repurchase Program, capital expenditures and business development expenses. Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high-quality customer receivables are sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2021.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2021 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2020, which could have a significant effect on our condensed consolidated financial statements.

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
●
Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business
●
US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.
●
Further changes in tax laws in Puerto Rico or in other jurisdictions may adversely impact the willingness of our customers to continue or to expand their Puerto Rico operations.
●
Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
●
Our CARES Act loan may be subject to regulatory review.
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

PART II– OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

On February 9, 2021, Elizabeth Plaza, a former director of the Company, and Strategic Consultants International, LLC (“SCI”), an entity wholly-owned by Mrs. Plaza, brought a legal action against the Company, directors and executive officers of the Company, and the Company’s wholly-owned subsidiary Pharma-Bio Serv PR, Inc., in the Court of First Instance of the Commonwealth of Puerto Rico. The complaint alleges certain matters leading up to and in connection with the expiration of SCI’s independent contractor consulting agreement with the Company and Mrs. Plaza’s subsequent resignation from the Company’s Board of Directors. The complaint seeks injunctive relief and monetary damages. On February 19, 2021, the case was removed to the U.S. Federal District Court for Puerto Rico, pending review by such court. The Company has been granted until April 7, 2021 to respond to the complaint. The Company and its directors believe certain matters for which injunctive relief is sought have been resolved, and that regardless, all of the claims presented are without merit. The defendants intend to vigorously defend themselves against these allegations.

Also, from time to time, we may be a party to legal proceedings incidental to our business. Except as set forth above, we do not believe that there are any proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2020.

ITEM 6.  EXHIBITS

(a)
Exhibits:

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: March 17, 2021