Form 10-Q
period 2021-04-30
Pharma-Bio Serv, Inc.
filed 2021-06-14
CIK 1304161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021
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

The number of shares of the registrant’s common stock outstanding as of June 11, 2021 was 23,029,215.

PHARMA-BIO SERV, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2021

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2021 and October 31, 2020 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2021 and 2020 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended April 30, 2021 and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2021 and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2021 and 2020 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1 A – Risk Factors	19

Item 6 – Exhibits	19

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PHARMA-BIO SERV, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	April 30, 2021*	October 31, 2020**
Current assets
Cash and cash equivalents	$16,066.487	$17,137,924
Accounts receivable	10,364,675	9,727,591
Current portion - promissory note receivable due from sale of assets from discontinued operations	-	1,250,000
Prepaids and other assets	309,573	468,703
Total current assets	26,740,735	28,584,218
Property and equipment, net	131,766	217,572
Operating lease right-of-use	756,139	846,714
Other assets	270,303	270,242
Total assets	$27,898,943	$29,918,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligation under finance lease	$-	$11,640
Loans-short term portion	1,287,800	1,287,800
Current operating lease liabilities	169,516	162,917
Accounts payable and accrued expenses	1,650,657	1,938,305
Current portion of US Tax Reform Transition Tax and income taxes payable	169,760	392,131
Total current liabilities	3,277,733	3,792,793

US Tax Reform Transition Tax payable	1,850,536	2,062,024
Loans-long term portion	643,900	643,900
Long term portion - obligation under finance lease	-	55,439
Long-term operating lease liabilities	559,873	629,979
Other liabilities	17,950	17,950
Total liabilities	6,349,992	7,202,085
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,433,341 and 23,405,753 shares issued, and 23,029,215 and 23,001,627 shares outstanding at April 30, 2021 and October 31, 2020, respectively	2,343	2,341
Additional paid-in capital	1,446,814	1,423,954
Retained earnings	20,304,927	21,523,990
Accumulated other comprehensive income	189,145	160,654
	21,943,229	23,110,939
Treasury stock, at cost; 404,126 common shares held at April 30, 2021 and October 31, 2020, respectively	(394,278)	(394,278)
Total stockholders' equity	21,548,951	22,716,661
Total liabilities and stockholders' equity	$27,898,943	$29,918,746

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
REVENUES	$5,041,666	$5,647,767	$9,529,975	$10,260,934

COST OF SERVICES	3,750,794	3,778,867	6,923,993	6,806,142

GROSS PROFIT	1,290,872	1,868,900	2,605,982	3,454,792

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,026,093	1,148,516	2,022,082	2,197,649

INCOME FROM OPERATIONS	264,779	720,384	583,900	1,257,143

OTHER INCOME, NET	21,090	48,584	23,492	94,020

INCOME BEFORE INCOME TAX	285,869	768,968	607,392	1,351,163

INCOME TAX EXPENSE	45,598	81,407	99,089	136,702

NET INCOME	$240,271	$687,561	$508,303	$1,214,461

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.010	$0.030	$0.022	$0.053

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,029,215	23,001,627	23,019,765	23,002,745

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,209,118	23,029,203	23,181,347	23,025,958

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
NET INCOME	$240,271	$687,561	$508,303	$1,214,461

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss), net of tax	4,739	(29,733)	28,491	(41,467)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4,739	(29,733)	28,491	(41,467)

COMPREHENSIVE INCOME	$245,010	$657,828	$536,794	$1,172,994

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

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	268,032	-	-	268,032

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	23,752	-	23,752

CASH DIVIDEND ($0.075 PER COMMONSHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT JANUARY 31, 2021	23,433,341	2,343	-	-	1,435,384	20,064,656	184,406	(394,278)	21,292,511

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	240,271	-	-	240,271

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	4,739	-	4,739

BALANCE AT APRIL 30, 2021	23,433,341	$2,343	-	$-	$1,446,814	$20,304,927	$189,145	$(394,278)	$21,548,951

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,271	$687,561	$508,303	$1,214,461
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposition of property and equipment	(7,404)	(4,918)	(7,404)	(4,918)
Stock-based compensation	11,430	11,430	22,860	22,860
Depreciation and amortization	18,831	21,579	40,255	42,611
Increase in accounts receivable	(797,930)	(2,262,929)	(621,066)	(1,200,788)
Decrease (increase) in other assets	113,385	111,919	249,851	(725,524)
Increase (decrease) in liabilities	(764,001)	(121,349)	(790,031)	609,610
NET CASH USED IN OPERATING ACTIVITIES	(1,185,418)	(1,556,707)	(597,232)	(41,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,048)	(27,548)	(4,616)	(38,874)
Proceeds from sale of property and equipment	57,571	12,000	57,571	12,000
Collection from promissory note receivable	-	-	1,250,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	55,523	(15,548)	1,302,955	(26,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	1,931,700	-	1,931,700
Repurchase of common stock	-	-	-	(1,699)
Payments on obligations under finance lease	(64,228)	(2,739)	(67,079)	(5,441)
Cash dividends paid to shareholders	(1,727,364)	-	(1,727,364)	(1,725,295)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,791,592)	1,928,961	(1,794,443)	199,265
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(365)	(29,461)	17,283	(38,880)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,921,852)	327,245	(1,071,437)	91,823
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,988,339	15,254,752	17,137,924	15,490,174
CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,066,487	$15,581,997	$16,066,487	$15,581,997

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$507,207	$211,763	$507,207	$211,763
Interest	$552	$988	$1.404	$2,004

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$433	$-	$4,046	$3,649
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$2	$1
Disposed property and equipment with accumulated depreciation of $35,833 for the three and six months ended April 30, 2021 and $17,913 for the three and six months ended April 30, 2020	$86,000	$24,995	$86,000	$24,995

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.
Notes To Condensed Consolidated Financial Statements
April 30, 2021
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2021 are not necessarily indicative of expected results for the full 2021 fiscal year.

The accompanying financial data as of April 30, 2021, and for the three-month and six-month periods ended April 30, 2021 and 2020 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2020.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2021, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2021 and October 31, 2020, the accumulated depreciation amounted to $508,836 and $501,489, respectively.

Leases

We categorize leases at their inception as either operating or finance leases. The Company leases include an operating lease for office space and a finance lease agreement for a vehicle, which was disposed on April 2021. The adoption of the standard resulted in the operating lease being included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our condensed consolidated balance sheets. However, the adoption of the standard did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets. As of April 30, 2021 and October 31, 2020, the total right-of-use assets related to the Company’s operating leases were $756,139 and $846,714, respectively, As of April 30, 2021 operating lease liabilities current and non-current were approximately $169,516 and $559,873, respectively, while as of October 31, 2020 operating lease liabilities current and non-current were approximately $162,917 and $629,979, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2021 and October 31, 2020.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2020 condensed consolidated financial statements to conform them to the April 30, 2021 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2020 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE

On September 17, 2018, the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note was composed of two tranches: (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which was unsecured. The interest rate accrual was 3% for Tranche A and 5% for Tranche B. The Promissory Note's final payment installment of $1,250,000 from Tranche A was collected in November 2020.

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

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Net income available to common equity holders - used to compute basic and diluted earnings per share	$240,271	$687,561	$508.303	$1,214,461

Weighted average number of common shares - used to compute basic earnings per share	23,029,215	23,001,627	23,019,765	23,002,745
Effect of options to purchase common stock	179,903	27,576	161,582	23,213
Weighted average number of shares - used to compute diluted earnings per share	23,209,118	23,029,203	23,181,347	23,025,958

For the three-month and six-month periods ended April 30, 2021 and April 30, 2020, options for the purchase of shares of 80,000 common stock were not considered in computing diluted earnings per share because the effect was antidilutive.

NOTE F – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. Since April 2020, the Company suspended purchases under the Repurchase Program. As of April 30, 2021, a total of 341,154 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306.

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

The Company provided a substantial portion of its services to six customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2021 and 2020. During the three months ended April 30, 2021, revenues from these customers were 22.9%, 13.5%, 11.9%, 9.2%, 4.4% and 0.0%, or a total of 61.9%, as compared to the same period last year of 15.3%, 12.3%, 0.0%, 11.0%, 8.0%, and 25.8%, or a total of 72.4%, respectively. During the six months ended April 30, 2021, revenues from these customers were 21.4%, 11.9%, 10.1%, 12.4%, 5.5% and 0.1%, or a total of 61.4%, as compared to the same period last year of 14.9%, 10.8%, 0.1%, 12.3%, 10.4% and 21.7%, or a total of 70.2%, respectively. At April 30, 2021, amounts due from these customers represented 85.9% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, six global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2021 and 2020. During the three months ended April 30, 2021, aggregate revenues from these global groups of affiliated companies were 22.9%, 13.5%, 11.9%, 11.8%, 4.4% and 0.0%, or a total of 64.5%, as compared to the same period last year for 15.3%, 12.3%, 0.0%, 13.7%, 8.0% and 25.8%, or a total of 75.1%, respectively. During the six months ended April 30, 2021, aggregate revenues from these global group of affiliated companies were 21.4%, 11.9%, 10.1%, 14.8%, 5.5% and 0.1%, or a total of 63.8%, as compared to the same period last year for 14.9%, 10.8%, 0.1%, 15.2%, 10.4% and 21.7%, or a total of 73.1%, respectively. At April 30, 2021, amounts due from these global groups of affiliated companies represented 87.3% of total accounts receivable balance.

As of April 30, 2021, one of the Company’s customers (representing 5.5% of revenues during the six months ended April 30, 2021) owes the Company approximately $5.2 million, which represents approximately 22.2% of the Company’s total working capital. A significant portion of the customer’s funding comes from different financing sourcing. Management estimates that collectability of the account is reasonably assured, accordingly, no provision for losses has been recorded in the financial statements.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2021 and 2020. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
REVENUES:
Puerto Rico consulting	$3,744,725	$5,116,682	$7,112,076	$9,297,592
United States consulting	476,809	394,991	924,220	784,353
Europe consulting	674,826	133,762	1,205,322	155,950
Other segment1	145,306	2,332	288,357	23,039
Total consolidated revenues	$5,041,666	$5,647,767	$9,529,975	$10,260,934

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$44,546	$819,750	$148,958	$1,493,421
United States consulting	(23,268)	(37,498)	(13,885)	(52,139)
Europe consulting	222,541	7,490	380,044	(61,684)
Other segment1	42,050	(20,774)	92,275	(28,435)
Total consolidated income before taxes	$285,869	$768,968	$607,392	$1,351,163
______________________________
1 Other segment represents a Brazilian compliance consulting division which falls below the reportable thershold.

Long lived assets (property and equipment) as of April 30, 2021 and October 31, 2020, and related depreciation and amortization expense for the three and six months ended April 30, 2021 and 2020, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE I – LEGAL PROCEEDINGS

On February 9, 2021, Elizabeth Plaza, a former director of the Company, and Strategic Consultants International, LLC (“SCI”), an entity wholly-owned by Mrs. Plaza, filed a legal action against the Company, directors and executive officers of the Company, and Pharma-PR, in the Court of First Instance of the Commonwealth of Puerto Rico. On February 19, 2021, the case was removed to the U.S. Federal District Court for Puerto Rico, pending review by such court. On April 14, 2021, the directors and executive officers were removed as defendants. On April 30, 2021, the U.S. District Court for the District of Puerto Rico entered judgment dismissing with prejudice all claims brought against the Company and Pharma PR. In connection with the dismissal, plaintiff agreed not to file separate claims against the officers or directors of the Company or Pharma PR.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2021 and 2020, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2021		2020		2021		2020
Puerto Rico	$3,745	74.3%	$5,117	90.6%	$7,112	74.6%	$9,298	90.6%
United States	477	9.4%	395	7.0%	924	9.7%	784	7.7%
Europe	675	13.4%	134	2.4%	1,205	12.7%	156	1.5%
Brazil	145	2.9%	2	0.0%	289	3.0%	23	0.2%
	$5,042	100.0%	$5,648	100.0%	$9,530	100.0%	$10,261	100.0%

For the six-month period ended April 30, 2021, the Company’s total revenues were approximately $9,530,000, a net decrease of approximately $731,000 when compared to the same period last year. The Puerto Rico consulting market had a revenue decrease in projects of approximately $2,186,000, which was partially offset by the increase in projects revenue in Europe, Brazil and the US markets of approximately $1,049,000, $266,000 and $140,000, respectively. When compared to the same period last year, gross margin decreased by 6.4 percentage points. The net decrease in gross margin percentage points is mainly attributable to some projects in the Puerto Rico market for the six-month period ended April 30, 2020, for which the gross margin was higher than usual. Selling, general and administrative expenses were approximately $2,022,000, a decrease of approximately $176,000. The net decrease is mainly attributable to the decrease of consulting fees and other administrative expenses for approximately $195,000 and $78,000, respectively, partially offset by an increase in non-recurring legal fees for approximately $97,000. Other income declined by approximately $71,000, mainly due to the decline in interest income because of lower interest rates. These factors resulted in a net income of approximately $508,000 for the six-month period ended April 30, 2021, or a decrease of approximately $706,000 when compared to the same period last year.

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

Results of Operations

The following table that sets forth our statements of operations for the three-month and six-month periods ended April 30, 2021 and 2020 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2021		2020		2021		2020
Revenues	$5,042	100.0%	$5,648	100.0%	$9,530	100.0%	$10,261	100.0%
Cost of services	3,751	74.4%	3,779	66.9%	6,924	72.7%	6,806	66.3%
Gross profit	1,291	25.6%	1,869	33.1%	2,606	27.3%	3,455	33.7%
Selling, general and administrative expenses	1,026	20.3%	1,149	20.3%	2,022	21.2%	2,198	21.4%
Other income, net	21	0.4%	49	0.8%	23	0.2%	94	0.9%
Income before income taxes	286	5.7%	769	13.6%	607	6.3%	1,351	13.2%
Income tax expense	46	0.9%	81	1.4%	99	1.0%	137	1.4%
Net income	240	4.8%	688	12.2%	508	5.3%	1,214	11.8%

Revenues. Revenues for the three and six months ended April 30, 2021 were $5,042,000 and $9,530,000, respectively, a decrease of approximately $606,000 and $731,000, or 10.7% and 7.1%, respectively, when compared to the same periods last year.

The decrease for the three months ended April 30, 2021, when compared to the same period last year, is mainly attributable to the decrease in projects in the Puerto Rico market of approximately $1,372,000, partially offset by increases in project revenue in Europe, Brazil and US of approximately $541,000, $143,000 and $82,000, respectively.

The decrease for the six months ended in April 30, 2021, when compared to the same period last year, is mainly attributable to a decrease in projects in the Puerto Rico market of approximately $2,186,000, partially offset by increases in project revenue in Europe, Brazil and US of approximately $1,049,000, $266,000 and $140,000, respectively.

Cost of Services; gross profit. Cost of services for the three and six months ended April 30, 2021 were approximately $3,751,000 and $6.924,000, respectively, a decrease of $28,000 and an increase of $118,000, respectively, when compared to the same periods last year. Gross profit for the three and six months ended April 30, 2021 decreased by 7.5 and 6.4 percentage points, respectively, when compared to the same periods last year. The net decrease in gross profit percentage points is mainly attributable to some projects in the Puerto Rico market for the three-month and six-month periods ended April 30, 2020, which the gross profit was higher than usual.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2021 were approximately $1,026,000 and $2,022,000, respectively, a decrease of approximately $123,000 and $176,000 when compared to the same periods last year, respectively.

The decrease for the three months ended April 30, 2021, when compared to the same period last year, is mainly attributable to the decrease of consulting fees and other administrative expenses for approximately $131,000 and $60,000, respectively, partially offset by an increase in non-recurring legal fees for approximately $68,000.

The decrease for the six months ended April 30, 2021, when compared to the same period last year, is mainly attributable to the decrease of consulting fees and other administrative expenses for approximately $195,000 and $78,000, respectively, partially offset by an increase in non-recurring legal fees for approximately $97,000.

Other Income, net. For the three-month and six-month periods ended on April 30, 2021, other income, net was approximately $21,000 and $23,000, a net decrease of approximately $28,000 and $71,000 when compared to the same periods last year. The decrease is mainly attributable to the decline in interest income because of lower interest rates.

Net Income. Net income for the three and six months ended April 30, 2021 was approximately $240,000 and $508,000, a decrease of approximately $448,000 and $706,000 when compared to the same periods last year, respectively. The decline in net income is mostly attributable to the (i) decrease in revenue and related gross profit, (ii) partially offset by net savings on selling, general and administrative expenses, and (iii) decline in interest income, when compared to the same periods last year.

For the three and six months ended April 30, 2021, net income per common share for both basic and diluted were $0.010 and $0.022, a decline of $0.020 and $0.031 per share, when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2021, the Company had approximately $23.4 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future; however, we can provide no assurance when we will resume the Repurchase Program. As of April 30, 2021, the Company has 1,658,846 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2021.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2021 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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
●
The collectability of our account receivables may be subject to our customers funding sources.
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

PART II– OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is included in Note I - Legal Proceedings to our condensed consolidated financial statements, included in Part I - Item 1 Financial Statements of this report, and incorporated herein by reference.

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

Dated: June 14, 2021