Form 10-Q
period 2021-07-31
Pharma-Bio Serv, Inc.
filed 2021-09-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv# 6 Road 696 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2021 was 23,029,215.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2021

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements	1

Condensed Consolidated Balance Sheets as of July 31, 2021 and October 31, 2020 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2021 and 2020 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended July 31, 2021 and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2021 and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2021 and 2020 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1 A – Risk Factors	19

Item 6 – Exhibits	19

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2021*	October 31, 2020**
ASSETS
Current assets
Cash and cash equivalents	$16,498,170	$17,137,924
Accounts receivable	10,082,222	9,727,591
Current portion - promissory note receivable due from sale of assets from discontinued operations	-	1,250,000
Prepaids and other assets	818,576	468,703
Total current assets	27,398,968	28,584,218
Property and equipment, net	120,693	217,572
Operating lease right-of-use	721,564	846,714
Other assets	353,407	270,242
Total assets	$28,594,632	$29,918,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion-obligation under finance lease	$-	$11,640
Loans-short term portion	-	1,287,800
Current operating lease liabilities	172,957	162,917
Accounts payable and accrued expenses	1,810,987	1,938,305
Current portion of US Tax Reform Transition Tax and income taxes payable	377,511	392,131
Total current liabilities	2,361,455	3,792,793

US Tax Reform Transition Tax payable	1,850,536	2,062,024
Loans-long term portion	-	643,900
Long term portion - obligation under finance lease	-	55,439
Long-term operating lease liabilities	523,960	629,979
Other liabilities	17,950	17,950
Total liabilities	4,753,901	7,202,085
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,433,341 and 23,405,753 shares issued, and 23,029,215 and 23,001,627 shares outstanding at July 31, 2021 and October 31, 2020, respectively	2,343	2,341
Additional paid-in capital	1,458,244	1,423,954
Retained earnings	22,580,045	21,523,990
Accumulated other comprehensive income	194,377	160,654
	24,235,009	23,110,939
Treasury stock, at cost; 404,126 common shares held at July 31, 2021 and October 31, 2020, respectively	(394,278)	(394,278)
Total stockholders' equity	23,840,731	22,716,661
Total liabilities and stockholders' equity	$28,594,632	$29,918,746

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
REVENUES	$4,987,909	$6,278,370	$14,517,884	$16,539,304

COST OF SERVICES	3,732,847	4,424,151	10,656,840	11,230,293

GROSS PROFIT	1,255,062	1,854,219	3,861,044	5,309,011

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	894,572	1,037,529	2,916,654	3,235,178

INCOME FROM OPERATIONS	360,490	816,690	944,390	2,073,833

OTHER INCOME (EXPENSE), NET	1,952,898	(30,198)	1,976,390	63,822

INCOME BEFORE INCOME TAX	2,313,388	786,492	2,920,780	2,137,655

INCOME TAX EXPENSE	38,270	94,378	137,359	231,080

NET INCOME	$2,275,118	$692,114	$2,783,421	$1,906,575

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.098	$0.030	$0.120	$0.083

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,029,215	23,001,627	23,022,950	23,003,125

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,174,605	23,032,641	23,178,091	23,030,066

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
NET INCOME	$2,275,118	$692,114	$2,783,421	$1,906,575

OTHER COMPREHENSIVE INCOME , NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain, net of tax	5,232	78,730	33,723	37,263

TOTAL OTHER COMPREHENSIVE INCOME	5,232	78,730	33,723	37,263

COMPREHENSIVE INCOME	$2,280,350	$770,844	$2,817,144	$1,943,838

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
							Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Additional Paid-in	Retained	Comprehensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	268,032	-	-	268,032

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	23,752	-	23,752

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT JANUARY 31, 2021	23,433,341	2,343	-	-	1,435,384	20,064,656	184,406	(394,278)	21,292,511

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	240,271	-	-	240,271

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	4,739	-	4,739

BALANCE AT APRIL 30, 2021	23,433,341	2,343	-	-	1,446,814	20,304,927	189,145	(394,278)	21,548,951

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	2,275,118	-	-	2,275,118

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	5,232	-	5,232

BALANCE AT JULY 31, 2021	23,433,341	$2,343	-	$-	$1,458,244	$22,580,045	$194,377	$(394,278)	$23,840,731

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(Unaudited)

							Accumulated
							Other
FISCAL YEAR 2020	Common Stock		Preferred Stock		Additional Paid-in	Retained	Comprehensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	526,900	-	-	526,900

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(11,734)	-	(11,734)

BALANCE AT JANUARY 31, 2020	23,405,753	2,341	-	-	1,392,506	19,999,968	131,866	(394,278)	21,132,403

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	687,561	-	-	687,561

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(29,733)	-	(29,733)

BALANCE AT APRIL 30, 2020	23,405,753	2,341	-	-	1,403,936	20,687,529	102,133	(394,278)	21,801,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	692,114	-	-	692,114

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	78,730	-	78,730

BALANCE AT JULY 31, 2020	23,405,753	$2,341	-	$-	$1,415,366	$21,379,643	$180,863	$(394,278)	$22,583,935

See notes to condensed consolidated financial statements

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,275,118	$692,114	$2,783,421	$1,906,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	-	(8,409)	(7,404)	(13,327)
Stock-based compensation	11,430	11,430	34,290	34,290
Depreciation and amortization	18,183	23,203	58,438	65,814
Loans forgiveness	(1,956,291)	-	(1,956,291)	-
Decrease (increase) in accounts receivable	284,599	(50,706)	(336,467)	(1,251,494)
Decrease (increase) in other assets	(552,175)	(126,072)	(302,324)	(851,596)
Increase (decrease) in liabilities	360,860	678,175	(429,171)	1,287,785
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	441,724	1,219,735	(155,508)	1,178,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,110)	(10,462)	(11,726)	(49,336)
Proceeds from sale of property and equipment	-	14,700	57,571	26,700
Collection from promissory note receivable	-	-	1,250,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,110)	4,238	1,295,845	(22,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	-	-	1,931,700
Repurchase of common stock	-	-	-	(1,699)
Payments on obligations under finance lease	-	(2,776)	(67,079)	(8,217)
Cash dividends paid to shareholders	-	-	(1,727,364)	(1,725,295)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(2,776)	(1,794,443)	196,489
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,931)	10,847	14,352	(28,033)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	431,683	1,232,044	(639,754)	1,323,867
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,066,487	15,581,997	17,137,924	15,490,174
CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,498,170	$16,814,041	$16,498,170	$16,814,041

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$67,550	$700	$574,757	$212,463
Interest	$-	$951	$1,404	$2,955

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$1,120	$4,046	$4,769
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$2	$1
Disposed property and equipment with accumulated depreciation of $35,833 for the nine months ended July 31, 2021, and $20,670 and $38,583 for the three and nine months ended July 31, 2020, respectively.	$-	$26,961	$86,000	$51,956

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2021

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2020 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2021 are not necessarily indicative of expected results for the full 2021 fiscal year.

The accompanying financial data as of July 31, 2021, and for the three-month and nine-month periods ended July 31, 2021 and 2020 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2020.

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

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company's policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific balance is determined to be uncollectible in full. The effect of using this method approximates that of the allowance method. However, in the event the Company determines that the collectability of any account receivable reaches a certain uncertainty threshold, the Company will provide an allowance for doubtful account to reduce said balance.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2021, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Property and Equipment

Owned property and equipment are stated at cost. Vehicles under finance leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2021 and October 31, 2020, the accumulated depreciation amounted to $524,094 and $501,489, respectively.

Leases

We categorize leases at their inception as either operating or finance leases. The Company leases include an operating lease for office space and a finance lease agreement for a vehicle which was disposed in April 2021. Under the operating lease, as of July 31, 2021 and October 31, 2020, the total right-of-use assets were $721,564 and $846,714, respectively. As of July 31, 2021 operating lease liabilities current and non-current were approximately $172,957 and $523,960, respectively, while as of October 31, 2020 operating lease liabilities current and non-current were approximately $162,917 and $629,979, respectively. The finance lease was included in net property and equipment, current installments of long-term debt, and long-term debt in our condensed consolidated balance sheets.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2021 and October 31, 2020.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2020 condensed consolidated financial statements to conform them to the July 31, 2021 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2020 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – PROMISSORY NOTE

On September 17, 2018, the Company sold substantially all of its Lab business assets (the “Laboratory Assets”). Upon the completion of the Laboratory Assets sale, the Company received, as partial payment, a $3 million Promissory Note from the purchaser. The Promissory Note was composed of two tranches: (i) Tranche A for $2 million and secured with lab equipment and (ii) Tranche B for $1 million which was unsecured. The interest rate accrual was 3% for Tranche A and 5% for Tranche B. The Promissory Note’s final payment installment of $1,250,000 from Tranche A was collected in November 2020.

NOTE C – LOANS FORGIVENESS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes to receive U.S. Small Business Administration Loans. These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms followed the CARES Act provisions and the corresponding regulations issued by the SBA. Under regulations established by the Small Business Administration and the CARES Act, in July 2021 the Company applied for and obtained the full forgiveness of the SBA Loans and the related accrued interests. The forgiveness of these loans and related interest for the aggregate amount of approximately $1,956,000 were recorded as other income on the Condensed Consolidated Statements of Operations for the quarter ended July 31, 2021.

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

NOTE E – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Net income available to common equity holders - used to compute basic and diluted earnings per share	$2,275,118	$692,114	$2,783,421	$1,906,575

Weighted average number of common shares - used to compute basic earnings per share	23,029,215	23,001,627	23,022,950	23,003,125
Effect of options to purchase common stock	145,390	31,014	155,141	26,941
Weighted average number of shares - used to compute diluted earnings per share	23,174,605	23,032,641	23,178,091	23,030,066

For the three-month and nine-month periods ended July 31, 2021 and July 31 2020, options for the purchase of shares of 80,000 and 340,000 common stock, respectively, were not considered in computing diluted earnings per share because their effect was antidilutive.

NOTE F – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. Since April 2020, the Company suspended purchases under the Repurchase Program. As of July 31, 2021, a total of 341,154 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $331,306.

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

Accounts receivable and revenues

Management estimates that the collectability of its accounts receivable is reasonably assured, and, as such, does not maintain any allowance for uncollectible receivables.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2021 and 2020. During the three months ended July 31, 2021, revenues from these customers were 19.6%, 14.2%, 6.8%, 9.9% and 0.0%, or a total of 50.5%, as compared to the same period last year of 13.3%, 9.9%, 10.3%, 4.4% and 15.7%, or a total of 53.6%, respectively. During the nine months ended July 31, 2021, revenues from these customers were 20.7%, 12.8%, 10.4%, 10.0% and 0.0%, or a total of 53.9%, as compared to the same period last year of 14.2%, 10.4%, 11.5%, 1.9% and 19.2%, or a total of 57.2%, respectively. At July 31, 2021, amounts due from these customers represented 22.3% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, five global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2021 and 2020. During the three months ended July 31, 2021, aggregate revenues from these global groups of affiliated companies were 19.6%, 14.2%, 7.5%,9.9% and 0.0%, or a total of 51.2%, as compared to the same period last year for 13.3%, 9.9%, 12.2%, 4.4% and 15.7%, or a total of 55.5%, respectively. During the nine months ended July 31, 2021, aggregate revenues from these global group of affiliated companies were 20.7%, 12.8%, 12.1%, 10.0% and 0.0%, or a total of 55.6%, as compared to the same period last year for 14.2%, 10.4%, 14.0%, 1.9% and 19.2%, or a total of 59.7%, respectively. At July 31, 2021, amounts due from these global groups of affiliated companies represented 24.2% of total accounts receivable balance.

As of July 31, 2021, one of the Company’s customers (representing 4.5% of revenues during the nine months ended July 31, 2021) owes the Company approximately $5.2 million, which represents approximately 20.7% of the Company’s total working capital. A significant portion of the customer’s funding comes from different financing sourcing. Management is actively monitoring this account and currently estimates that collectability is reasonably assured, accordingly, no provision for losses has been recorded in the financial statements as of July 31, 2021.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended in July 31, 2021 and 2020. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
REVENUES:
Puerto Rico consulting	$3,749,071	$4,989,964	$10,861,147	$14,287,556
United States consulting	622,669	939,421	1,546,889	1,723,774
Europe consulting	579,793	310,974	1,785,115	466,924
Other segment¹	36,376	38,011	324,733	61,050
Total consolidated revenues	$4,987,909	$6,278,370	$14,517,884	$16,539,304

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$2,011,030	$692,906	$2,159,988	$2,186,327
United States consulting	149,837	85,381	135,952	33,242
Europe consulting	154,937	1,781	534,981	(59,903)
Other segment¹	(2,416)	6,424	89,859	(22,011)
Total consolidated income before taxes	$2,313,388	$786,492	$2,920,780	$2,137,655

_____________________

¹	Other segment represents a Brazilian compliance division which falls below the reportable threshold.

Long lived assets (property and equipment) as of July 31, 2021 and October 31, 2020, and related depreciation and amortization expense for the three and nine months ended July 31, 2021 and 2020, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2021 and 2020, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2021		2020		2021		2020
Puerto Rico	$3,749	75.2%	$4,990	79.4%	$10,861	74.8%	$14,287	86.4%
United States	623	12.5%	939	15.0%	1,547	10.7%	1,724	10.4%
Europe	580	11.6%	311	5.0%	1,785	12.3%	467	2.8%
Brazil	36	0.7%	38	0.6%	325	2.2%	61	0.4%
	$4,988	100.0%	$6,278	100.0%	$14,518	100.0%	$16,539	100.0%

For the nine-month period ended July 31, 2021, the Company’s total revenues were approximately $14,518,000, a net decrease of approximately $2,021,000 when compared to the same period last year. The Puerto Rico and US consulting markets had a revenue decrease in projects of approximately $3,426,000 and $177,000, respectively, which were partially offset by the increase in projects revenue in Europe and Brazil markets of approximately $1,318,000 and $264,000, respectively. When compared to the same period last year, gross profit decreased by 5.5 percentage points. The net decrease in gross margin percentage points is mainly attributable to some projects in the Puerto Rico market for the nine-month period ended July 31, 2020, for which the gross margin was higher than usual. Selling, general and administrative expenses were approximately $2,917,000, a decrease of approximately $318,000. The net decrease is mainly attributable to the decrease of consulting fees and other administrative expenses of approximately $326,000 and $100,000, respectively, partially offset by an increase in non-recurring legal fees of approximately $108,000. Other income increased by approximately $1,912,000, mainly as the result of the forgiveness of principal and accrued interest of the SBA Loans for the aggregate amount of approximately $1,956,000, partially offset by the decline in interest income because of lower interest rates. These factors resulted in a net income of approximately $2,783,000 for the nine-month period ended July 31, 2021, or a increase of approximately $876,000 when compared to the same period last year.

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

Results of Operations

The following table that sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2021 and 2020 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2021		2020		2021		2020
Revenues	$4,988	100.0%	$6,278	100.0%	$14,518	100.0%	$16,539	100.0%
Cost of services	3,733	74.8%	4,424	70.5%	10,657	73.4%	11,230	67.9%
Gross profit	1,255	25.2%	1,854	29.5%	3,861	26.6%	5,309	32.1%
Selling, general and administrative expenses	895	17.9%	1,038	16.5%	2,917	20.1%	3,235	19.6%
Other income (expense), net	1,953	39.1%	(30)	(0.5)%	1,976	13.6%	64	0.4%
Income before income taxes	2,313	46.4%	786	12.5%	2,920	20.1%	2,138	12.9%
Income tax expense	38	0.8%	94	1.5%	137	0.9%	231	1.4%
Net income	2,275	45.6%	692	11.0%	2,783	19.2%	1,907	11.5%

Revenues. Revenues for the three and nine months ended July 31, 2021 were $4,988,000 and $14,518,000, respectively, a decrease of approximately $1,290,000 and $2,021,000, or 20.5% and 12.2%, respectively, when compared to the same periods last year.

The decrease for the three months ended July 31, 2021, when compared to the same period last year, is mainly attributable to the decrease in projects in the Puerto Rico, US and Brazil markets of approximately $1,241,000, 316,000 and $2,000, respectively, partially offset by the increase in project revenue in the Europe market of approximately $269,000.

The decrease for the nine months ended in July 31, 2021, when compared to the same period last year, is mainly attributable to a decrease in projects in the Puerto Rico and US markets of approximately $3,426,000 and $177,000, respectively, partially offset by increases in project revenue in Europe and Brazil of approximately $1,318,000, and $264,000, respectively.

Cost of Services; gross profit. Cost of services for the three and nine months ended July 31, 2021 were approximately $3,733,000 and $10,657,000, respectively, a decrease of $691,000 and $573,000, respectively, when compared to the same periods last year. Gross profit for the three and nine months ended July 31, 2021 decreased by 4.3 and 5.5 percentage points, respectively, when compared to the same periods last year. The net decrease in gross profit percentage points is mainly attributable to some projects in the Puerto Rico market for the three-month and nine-month periods ended July 31, 2020, which the gross profit were higher than usual.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2021 were approximately $895,000 and $2,917,000, respectively, a decrease of approximately $143,000 and $318,000 when compared to the same periods last year, respectively.

The decrease for the three months ended July 31, 2021, when compared to the same period last year, is mainly attributable to the decrease of consulting fees and other administrative expenses of approximately $131,000 and $23,000, respectively, partially offset by an increase in non-recurring legal fees for approximately $11,000.

The decrease for the nine months ended July 31, 2021, when compared to the same period last year, is mainly attributable to the decrease of consulting fees and other administrative expenses of approximately $326,000 and $100,000, respectively, partially offset by an increase in non-recurring legal fees for approximately $108,000.

Other Income, net. For the three-month and nine-month periods ended on July 31, 2021, other income, net was approximately $1,953,000 and $1,976,000, a net increase of approximately $1,983,000 and $1,912,000 when compared to the same periods last year. The net increase is mainly attributable to the forgiveness of principal and accrued interest of the SBA Loans in the aggregate amount of approximately $1,956,000, partially offset by the decline in interest income because of lower interest rates.

Net Income. Net income for the three and nine months ended July 31, 2021 was approximately $2,275,000 and $2,783,000, an increase of approximately $1,583,000 and $876,000 when compared to the same periods last year, respectively. The increase in net income is mostly attributable to the (i) decrease in revenue and related gross profit, (ii) partially offset by net savings on selling, general and administrative expenses, and (iii) the forgiveness of principal and accrued interest of the SBA Loans, partially offset by the decline in interest income because of lower interest rates, when compared to the same periods last year.

For the three and nine months ended July 31, 2021, net income per common share for both basic and diluted were $0.098 and $0.120, an increase of $0.068 and $0.037 per share, when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2021, the Company had approximately $25.0 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). During April 2020, the Company suspended purchases under the Repurchase Program to conserve cash due to the economic uncertainty caused by the coronavirus pandemic. We may resume repurchases in the future; however, we can provide no assurance when we will resume the Repurchase Program. As of July 31, 2021, the Company has 1,658,846 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2021.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2021 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.
•	Because our business is concentrated in the life science and medical devices industries in Puerto Rico, the United States, Europe and Brazil, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.
•	Puerto Rico’s economy, including its governmental financial crisis and the impact of hurricanes or any other natural disasters, including recent earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.
•	Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.
•	Customer procurement and sourcing practices intended to reduce costs could have an adverse effect on our margins and profitability.
•	We may be unable to pass on increased labor costs to our clients.
•	Consolidation in the pharmaceutical industry may have a harmful effect on our business.
•	We may be held liable for the actions of our employees or contractors when on assignment.
•	To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.
•	Because most of our contracts may be terminated on little or no advance notice, our failure to generate new business could impair our ability to operate profitably.
•	The collectability of our account receivables may be subject to our customers funding sources.
•	Because we are dependent upon our management and technical personnel, our ability to develop our business may be impaired if we are not able to engage skilled personnel.
•	Our cash could be adversely affected if the financial institutions in which we hold our cash fail.
•	We may be harmed if we do not penetrate markets and grow our current business operations.
•	Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.
•	US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.
•	Further changes in tax laws in Puerto Rico or in other jurisdictions may adversely impact the willingness of our customers to continue or to expand their Puerto Rico operations.
•	Because the pharmaceutical industry is subject to government regulations, changes in government regulations relating to this industry may affect the need for our services.
•	Our CARES Act loan may be subject to regulatory review.
•	Since our business is dependent upon the development and enhancement of patented pharmaceutical products or processes by our clients, the failure of our clients to obtain and maintain patents could impair our ability to operate profitably.

•	If we are unable to protect our clients’ intellectual property, our ability to generate business will be impaired.
•	We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others
•	Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.
•	Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our stock price.
•	The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.
•	The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

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

_________________

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

Dated: September 14, 2021

