Form 10-K
period 2021-10-31
Pharma-Bio Serv, Inc.
filed 2022-02-11
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building,#6 Road 696 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

787-278-2709

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2021 (the last business day of the second quarter of the registrant’s current fiscal year), was $17,131,449.

The number of shares of the registrant’s common stock outstanding as of February 9, 2022 was 22,969,486.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2021 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.

FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2021

PART I

ITEM 1. BUSINESS.

GENERAL

Pharma-Bio Serv, Inc. (“Pharma-Bio” or the “Company”) is a Delaware corporation organized on January 14, 2004. The Company operates in Puerto Rico, the United States, Europe and Brazil under the name of Pharma-Bio Serv, and is engaged in providing technical compliance consulting services to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies.

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

We believe the most significant factors to achieving future business growth include our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced consultants; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe, Brazil and other emerging pharmaceutical markets in order to respond to the international compliance needs of our clients and potential clients. Our business is affected to the extent economic conditions impact the decisions of our clients and potential clients to establish operations, or continue or expand their existing operations.

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

•	Safety Program - including Occupational Safety and Health Act (“OSHA”) and Environmental Health and Safety; and

•	Code of Ethics and Business Conduct - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 95 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We participate in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to four customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2021 and 2020. During the years ended October 31, 2021 and 2020, these customers accounted for, in the aggregate, 41.2% and 52.5% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 28 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

EMPLOYEES

We employ approximately 190 employees, all of whom are full time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	51	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	62	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

Pedro J. Lasanta has served as our Chief Financial Officer and Vice President - Finance and Administration since November 2007, and our Secretary since December 1, 2014. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico.  Mr. Lasanta is a Certified Public Accountant. In 2012, he was awarded the Puerto Rico Manufacturers Association (North Region) Service Manager of the Year.  Mr. Lasanta served as a Member of the Puerto Rico District Export Council for the U.S. Department of Commerce from January 2014 until December 2018.

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

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on businesses, including ours. For example, the coronavirus may negatively affect various aspects of our business, including our workforce, demand for our services and the ability of our clients to pay for our services.  Further, an impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things. A health epidemic or other outbreak could materially and adversely affect the global economy, and consequently our business, financial condition and results of operations.

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

Puerto Rico’s economy, including its governmental financial crisis and the impact of hurricanes or any other natural disasters, including earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental financial crisis and the impacts of hurricanes or other natural disasters, including earthquakes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. Also, the damage resulting from the hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Further, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s high level of debt, and a weak energy infrastructure, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business is currently and has historically been dependent upon a small number of clients. During the years ended October 31, 2021 and 2020, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2021 and 2020, four customers accounted for, in aggregate, approximately 41.2% and 52.5% of total revenue, respectively.

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

The collectability of our account receivables may be subject to our customers operations and funding sources.

If our customers’ cash flow, working capital, financial conditions or results of operations deteriorate, they may be unable to pay the accounts receivables owed to us promptly or at all. For example, the effects of the COVID-19 pandemic may cause our customers to be unable to satisfy their payment obligations, including their debts to us. As a result, we could be exposed to a certain level of credit risk. If a major customer experiences, or a significant number of customers experience, financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

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

We may be exposed to liability for actions taken by our employees or contractors while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees or contractors being on assignment.  Furthermore, our reputation may be damaged and our ability to generate business may be affected.

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

Because most of our contracts may be terminated on little or no advance notice, our failure to maintain or generate new business could impair our ability to operate profitably.

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

Disruptions in our information technology systems could adversely affect our business and results of operations.  If these systems fail or become unavailable for any period of time this could limit our ability to effectively monitor and control our operations and adversely affect our operations. Additionally, a breach or an alleged breach of our information technology systems could subject us to liability or reputational damage.

Our information technology systems facilitate our ability to transact business, monitor and control our operations and adjust to changing market conditions.  Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner.

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we may face risks associated with potential failure to detect breaches or adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws.  As part of our business, we develop, receive and retain confidential data about our company and our customers.

  There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

Regulatory Risks

Puerto Rico government enacted ACT 154-2010 may adversely affect the willingness of our customers to do business in Puerto Rico and consequently adversely affect our business.

On October 25, 2010, Act No. 154 was enacted by the Puerto Rico government. The act primarily affects the industries we serve and consequently our customer base. Act 154-2010, as amended, extends the circumstances under which a non-resident alien individual or a non-resident corporation or partnership can be treated as doing business in Puerto Rico and is deriving income from sources within Puerto Rico for purposes of income tax. It also provides for the imposition of a temporary excise tax on some acquisitions by non-resident individuals, corporations or partnerships, of products totally or partially manufactured or produced in Puerto Rico and of related services to said products of affiliated entities with the buyer. As a result, it adopts a modified income sourcing rule and a temporary excise tax expected be enforced until December 31, 2027.

Since Act 154-2010 was enacted, the United States Internal Revenue Service (the “IRS”) permitted that the temporary excise tax paid to the Puerto Rico Treasury be used as credit against the US federal taxes paid by US entities (the “Excise Tax Foreign Tax Credit”). However, on December 28, 2021, the US Department of Treasury and the IRS released the final regulations (the “Regulations”) related to the Excise Tax Foreign Tax Credit derived from Act 154-2010. The Regulations limit the Excise Tax Foreign Tax Credit to be creditable until December 31, 2022. As a result of the Regulations, the Puerto Rico government has made public that it is in the process of amending the Puerto Rico Tax Code, in an effort to compensate for the potential loss in excise tax revenue that is projected to result from the Regulations.

US Federal Tax Reform may affect the willingness of companies to continue or expand their operations in Puerto Rico.

Customers and other companies with operations in Puerto Rico will be affected by the Tax Cuts and Jobs Act of 2017 or the US Federal Tax Reform (the “Reform”) enacted on December 22, 2017, and as subsequently amended. The Reform places a new 12.5 percent excise tax on profits derived from patents and other intangible assets supporting their Puerto Rican plants. Also, among other provisions, the Reform established a mandatory repatriation of foreign accumulated undistributed earnings and profits (the “E&Ps”). In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely on the foreign location. As a result, the Reform affects the tax business model of various US companies and their subsidiaries doing business in Puerto Rico and other foreign jurisdictions, making them a less attractive investment. Consequently, this may affect the willingness of such companies to continue, expand and/or bring new operations to Puerto Rico, which may impair our ability to generate business in this market.

Further changes in tax laws in the United States, Puerto Rico or in other jurisdictions may adversely impact the willingness of our customers to continue or to expand their Puerto Rico operations.

The US Administration and Congress are considering significant changes to existing tax law, including an increase in the corporate tax rate and the tax rate on foreign earnings. These changes may increase U.S. taxation of our operations both in and outside the United States, including the U.S. territory of Puerto Rico. In addition, the Organization for Economic Co-operation and Development (OECD) recently  agreed to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, this agreement may result in tax increases in both the United States and foreign jurisdictions, including Puerto Rico.

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

Common Stock Risks

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

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock.  The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. To conserve cash due to the economic uncertainty caused by the COVID-19 pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program, though during September 2021 these were resumed. The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). Until November 2020, the leased facilities also included a subleased laboratory testing facility. This sublease arrangement was extinguished in November 2020, when the subtenant (the “Subtenant”) of the laboratory testing facility paid in full to the Company the then outstanding balance of a promissory note (the “Promissory Note”) related to the Company’s sale of its laboratory assets to the Subtenant. According to the sublease agreement (the “Sublease”), between the Company, Subtenant and landlord, when Subtenant satisfied its obligations under the Promissory Note, the Sublease will become a direct lease between Subtenant and landlord (the “Sublease Transfer”). The Office Facilities lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended taking into consideration the Sublease Transfer, has monthly rental payments of $14,561 beginning as of the Sublease Transfer date through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

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

On February 4, 2022, there were approximately 66 holders of record of our common stock.

During the year ended October 31, 2021, the Company paid a cash dividend of $0.075 per share on February 5, 2021 to shareholders of record at the close of business on January 25, 2021.  In addition, after the year ended October 31, 2021, the Board of Directors of the Company declared on, November 15, 2021, a cash dividend of $0.075 per common share. The dividend was paid on or about January 3, 2022 to shareholders of record as of the close of business on December 15, 2021. Also, after the year ended October 31, 2021, the Board of Directors of the Company declared, on February 7, 2022, a cash dividend of $0.075 per common share.  This dividend is payable on or about March 15, 2022 to shareholders of record as of the close of business on February 25, 2022. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	470,000	$0.9353	1,420,000
Equity compensation plans not approved by security holders	-	$-	-
Total	470,000		1,420,000

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three-month period ended October 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2021 through August 31, 2021	-	$-	-	1,658,846
September 1, 2021 through September 30, 2021	9,800	$0.99	9,800	1,649,046
October 1, 2021 through October 31, 2021	15,800	$1.03	15,800	1,633,246
Total	25,600	$1.01	25,600

______________

(1)

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. The Company Stock Repurchase Program does not have an expiration date. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program, though during September 2021 these were resumed.

ITEM 6. [RESERVED]

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

We market our services with presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

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

The following table sets forth information as to our revenue for the years ended October 31, 2021 and 2020, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2021		2020
Puerto Rico	$14,681	73.0%	$18,215	84.5%
United States	2,721	13.5%	2,283	10.6%
Europe	2,329	11.6%	829	3.8%
Other	384	1.9%	237	1.1%
	$20,115	100.0%	$21,564	100.0%

For the year ended October 31, 2021, the Company’s revenues were $20.1 million, a net decrease of $1.4 million when compared to last year. The Puerto Rico consulting market had a revenue decrease in projects of approximately $3.5 million, which was partially offset by the increase in projects revenue in the United States, European and Brazilian markets of approximately $0.4, $1.5 and $0.2 million, respectively. When compared to the same period last year, gross profit decreased by 4.2 percentage points. The net decrease in gross profit percentage points is mainly attributable to some projects in the Puerto Rico market for the year ended October 31, 2020, for which the gross profit was higher than usual. Selling, general and administrative expenses were approximately $9.2 million, an increase of approximately $4.8 million when compared to last year. The net increase is mainly attributable to a customer account receivable provision of approximately $5.2 million, non-recurring legal fees of approximately $0.2 million, partially offset by the decrease of consulting fees and other administrative expenses of approximately $0.4 and $0.2 million, respectively. Other income increased by approximately $1.9 million, mainly as the result of the forgiveness of principal and accrued interest of the SBA Loans for a similar amount. These factors resulted in a net loss of approximately $2.1 million for the year ended October 31, 2021, or a decrease in earnings of approximately $4.1 million when compared to last year.

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

The COVID-19 pandemic, the Puerto Rico government financial crisis, the Tax Reform, and possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2021 and 2020 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2021		2020
Revenues	$20,115	100.0%	$21,564	100.0%
Cost of services	14,755	73.3%	14,897	69.1%
Gross profit	5,360	26.7%	6,667	30.9%
Selling, general and administrative expenses (includes a customer account receivable provision of $5.2 million for the year ended October 31, 2021)	9,214	45.8%	4,441	20.6%
Other income, net	1,978	9.8%	64	0.3%
Income (loss) before income taxes	(1,876)	-9.3%	2,290	10.6%
Income tax expense	213	1.1%	239	1.1%
Net income (loss)	(2,089)	-10.4%	2,051	9.5%

Revenues. Revenues for the year ended October 31, 2021 were $20.1 million, a net decrease of $1.4 million when compared to last year. The net decrease is attributable to the decrease in projects revenue in the Puerto Rico consulting market of approximately $3.5 million, which was partially offset by the increase in projects revenue in the United States, European and Brazilian markets of approximately $0.4, $1.5 and $0.2 million, respectively.

Cost of Services; gross profit. Cost of services for the year ended October 31, 2021 were $14.8 million, a decrease of $0.1 million when compared to last year. The overall gross profit reflected a gross profit decrease of 4.2 percentage points, when compared to last year. The net decrease in gross profit percentage points is mainly attributable to some projects in the Puerto Rico market for the year ended October 31, 2020, which the gross profit were higher than usual.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $9.2 million, an increase of approximately $4.8 million when compared to last year. The net increase is mainly attributable to a customer account receivable provision of approximately $5.2 million, non-recurring legal fees of approximately $0.2 million, partially offset by the decrease of consulting fees and other administrative expenses of approximately $0.4 and $0.2 million, respectively.

Other Income, net.  For the year ended on October 31, 2021, other income, net was approximately $2.0 million, a net increase of approximately $1.9 million when compared to last year. The net increase is mainly attributable to the forgiveness of principal and accrued interest of the SBA Loans for approximately $1.9 million.

Net Income (Loss). Net loss for the year ended October 31, 2021 was approximately $2.1 million, a decrease in earnings of approximately $4.1 million when compared to last year. The decrease in net earnings is mostly attributable to (i) a customer account receivable provision, partially offset by net savings on selling, general and administrative expenses, (ii) the forgiveness of principal and accrued interest of the SBA Loans, and (iii) the decrease in revenue and related gross profit, when compared to last year.

For the year ended October 31, 2021, net loss per common share for both basic and diluted were $0.091, a decrease of $0.180 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2021, the Company had approximately $20.2 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Company Stock Repurchase Program"). The Company Stock Repurchase Program does not have an expiration date. To conserve cash due to the economic uncertainty caused by the COVID-19 pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program, during September 2021 these were resumed. During the year ended October 31, 2021, the Company purchased an aggregate of 25,600 shares of its common stock under the Company Stock Repurchase Program.

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

Also, as of October 31, 2021, the Company has fully allowed approximately $5.2 million for a customer’s account receivable.  The Company has been actively monitoring this account.  The Company is aware that in the ordinary course of this customer’s business a significant portion of this customer’s operations are subject to compliance and regulatory approvals.  This customer has experienced significant negative changes in its financial terms and challenges in obtaining financing and is also in the process of developing a therapeutic drug for the treatment of COVID-19. At this time, the Company believes the collection of this customer’s account receivable is principally dependent on the commercial success of this therapeutic drug.  As a result, the Company is unable to estimate the future cash flows this customer will generate to settle this obligation or the timing of such future cash flows, if any.  Nevertheless, the Company will continue to monitor this account and actively seek full payment from this customer.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2021.

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

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature.

Revenue Recognition - The Company records revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (i) Identify the contract with the customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to separate performance obligations; and (v) Recognize revenue when (or as) each performance obligation is satisfied.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2021, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases - The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term.

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

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach. For the Company this guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Based on the Company’s preliminary assessment, it currently does not anticipate a material impact to the Company’s Consolidated Financial Statements.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

On February 7, 2022, the Board of Directors of the Company declared a cash dividend of $0.075 per common share.  This dividend is payable on or about March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2021, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2021, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2021, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2021, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2021, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013
3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004
3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008
3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13
4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020
10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010
10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019
10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

____________

*	Filed herewith
**	Furnished herewith

Exhibits 10.8 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: February 11, 2022	By:	/s/ Victor Sanchez
	Name:	Victor Sanchez
	Title:	Chief Executive Officer and President Europe Operations
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	February 11, 2022
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	February 11, 2022
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	February 11, 2022
Kirk Michel

/s/ Howard Spindel	Director	February 11, 2022
Howard Spindel

/s/ Dov Perlysky	Director	February 11, 2022
Dov Perlysky

/s/ Irving Wiesen	Director	February 11, 2022
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Pharma-Bio Serv, Inc.

Dorado, Puerto Rico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (“the Company”) as of October 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As disclosed in Note B to the consolidated financial statements, on October 31, 2021, the Company determined to allow trade accounts receivable from a customer, totaling approximately $5.2 million ($4.6 million as of October 31, 2020). This customer is developing a therapeutic drug for the treatment of COVID-19, which funding to date has come principally from various financing and capital sources. However, based on current facts and circumstances, management now believes that the collection of this balance is significantly dependent on the success of this drug. Accordingly, it is difficult to estimate the future cash flows this customer will generate in the future to settle this obligation. Periodically, the Company had tested this receivable for realization. Because of the nature of the customer, the determination of said receivable realization required management to make significant estimates and assumptions that involved a high degree of subjectivity. The primary procedures we performed to address this critical audit matter included: 1) testing the extent of management involvement and calculation in this impairment test, and 2) evaluating whether the assumptions used were reasonable by considering independent factual information provided by the Company’s customer and other observable or non-observable inputs.

Crowe PR PSC is a member of the global network of Crowe LLP, the members of which are separate and independent legal entities.

We have served as the Company’s auditor since 2006.

/s/ CROWE PR PSC

Guaynabo, Puerto Rico

February 11, 2022

Puerto Rico Society of Certified Public Accountants

Stamp number E473025 was affixed to the original of this report

PHARMA-BIO SERV, INC.

Consolidated Balance Sheets

October 31, 2021 and 2020

	October 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$17,468,345	$17,137,924
Accounts receivable	4,613,142	9,727,591
Current portion - promissory note receivable due from sale of assets from discontinued operations	-	1,250,000
Prepaids and other assets	740,869	468,703
Total current assets	22,822,356	28,584,218

Property and equipment	105,522	217,572
Operating lease right-of-use	639,969	846,714
Other assets	353,354	270,242
Total assets	$23,921,201	$29,918,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Loans - short term portion	$-	$1,287,800
Current operating lease liabilities	130,060	162,917
Accounts payable and accrued expenses	2,071,264	1,949,945
Current portion of US Tax Reform Transition Tax and income taxes payable	449,896	392,131
Total current liabilities	2,651,220	3,792,793

US Tax Reform Transition Tax payable	1,850,536	2,062,024
Loans - long term portion	-	643,900
Long term operating lease liabilities	487,364	629,979
Other liabilities	17,950	73,389
Total liabilities	5,007,070	7,202,085

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,433,341 and 23,405,753 shares issued, and 23,003,615 and 23,001,627 shares outstanding at October 31, 2021 and 2020, respectively	2,343	2,341
Additional paid-in capital	1,480,193	1,423,954
Retained earnings	17,707,384	21,523,990
Accumulated other comprehensive income	144,455	160,654
	19,334,375	23,110,939
Treasury stock, at cost; 429,726 and 404,126 common shares held at October 31, 2021 and 2020, respectively	(420,244)	(394,278)
Total stockholders' equity	18,914,131	22,716,661
Total liabilities and stockholders' equity	$23,921,201	$29,918,746

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Operations

For the Years Ended October 31, 2021 and 2020

	Years ended October 31,
	2021	2020
REVENUES	$20,115,175	$21,564,360

COST OF SERVICES	14,755,212	14,897,638

GROSS PROFIT	5,359,963	6,666,722

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,213,657	4,441,175

INCOME (LOSS) FROM OPERATIONS	(3,853,694)	2,225,547

OTHER INCOME (INCLUDING LOANS FORGIVENESS), NET	1,977,700	64,463

INCOME (LOSS) BEFORE INCOME TAX	(1,875,994)	2,290,010

INCOME TAX EXPENSE	213,246	239,088

NET INCOME (LOSS)	$(2,089,240)	$2,050,922

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.091)	$0.089

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	23,026,260	23,003,327

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	23,161,727	23,040,075

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended October 31, 2021 and 2020

	Years ended October 31,
	2021	2020

NET INCOME (LOSS)	$(2,089,240)	$2,050,922

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:

Foreign currency translation gain (loss), net of tax	(16,199)	17,054

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(16,199)	17,054

COMPREHENSIVE INCOME (LOSS)	$(2,105,439)	$2,067,976

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended October 31, 2021 and 2020

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2019	23,397,707	$2,340	-	$-	$1,381,076	$19,473,069	$143,600	$(392,579)	$20,607,506

STOCK-BASED COMPENSATION	-	-	-	-	42,878	-	-	-	42,878

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	8,046	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK(2,300 SHARES)	-	-	-	-	-	-	-	(1,699)	(1,699)

NET INCOME	-	-	-	-	-	2,050,922	-	-	2,050,922

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	17,054	-	17,054

BALANCE AT OCTOBER 31, 2020	23,405,753	2,341	-	-	1,423,954	21,523,990	160,654	(394,278)	22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	56,239	-	-	-	56,239

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK(25,600 SHARES)	-	-	-	-	-	-	-	(25,966)	(25,966)

NET INCOME (LOSS)	-	-	-	-	-	(2,089,240)	-	-	(2,089,240)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(16,199)	-	(16,199)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT OCTOBER 31, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2021 and 2020

	Years ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,089,240)	$2,050,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of property and equipment	(7,404)	(13,327)
Stock-based compensation	56,239	42,878
Depreciation and amortization	72,728	86,283
Loans forgiveness	(1,956,291)	-
Customer account receivable provision	5,246,782	-
Increase in accounts receivable	(134,990)	(944,257)
Increase in other assets	(143,234)	(675,902)
Increase (decrease) in liabilities	(239,748)	967,815
NET CASH PROVIDED BY OPERATING ACTIVITIES	804,842	1,514,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,845)	(55,657)
Proceeds from disposition of property and equipment	57,571	26,700
Collection of promissory note receivable	1,250,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,296,726	(28,957)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans	-	1,931,700
Repurchase of common stock	(25,966)	(1,699)
Cash dividends paid to shareholders	(1,727,364)	(1,725,295)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,753,330)	204,706

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,817)	(42,411)
NET INCREASE IN CASH AND CASH EQUIVALENTS	330,421	1,647,750
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,137,924	15,490,174
CASH AND CASH EQUIVALENTS - END OF YEAR	$17,468,345	$17,137,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$574,757	$212,463
Interest	$1,404	$3,869
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposed property and equipment with accumulated depreciation of $35,833 and $38,583 disposed during the years ended October 31, 2021 and 2020, respectively	$86,000	$51,956
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$4,046	$4,769
Obligations under operating lease liabilities	$-	$911,922
Conversion of cashless exercise of options to shares of common stock	$2	$1

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Consolidated Financial Statements

For the Years Ended October 31, 2021 and 2020

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature.

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

Income Taxes

The Company follows an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. As of October 31, 2021 and 2020, the resulting deferred tax asset has been fully allowed.

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2021, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases

The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term.

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

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2021 and 2020.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the issuance of the consolidated financial statements. The Company has determined that there are no events occurring in this period that required disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2020 consolidated financial statements to conform them to the October 31, 2021 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach. For the Company this guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Based on the Company’s preliminary assessment, it currently does not anticipate a material impact to the Company’s Consolidated Financial Statements.

NOTE B - CUSTOMER ACCOUNT RECEIVABLE

As of October 31, 2021, one of the Company’s customers owed the Company approximately $5.2 million ($4.6 million as of October 31, 2020).  The Company has been actively monitoring this account.  The Company is aware that in the ordinary course of this customer’s business a significant portion of this customer’s operations are subject to compliance and regulatory approvals.  This customer has experienced significant negative changes in its financial terms and challenges in obtaining financing and is also in the process of developing a therapeutic drug for the treatment of COVID-19.  At this time, the Company believes the collection of this customer’s account receivable is principally dependent on the commercial success of this therapeutic drug.  As a result, the Company is unable to estimate the future cash flows this customer will generate to settle this obligation or the timing of such future cash flows, if any, and, as of October 31, 2021, the Company has fully allowed approximately $5.2 million for this customer’s account receivable. Nevertheless, the Company will continue to monitor this account and actively seek full payment from this customer.

NOTE C - PROMISSORY NOTE

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

NOTE D - LOANS FORGIVENESS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes to receive U.S. Small Business Administration Loans. These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms followed the CARES Act provisions and the corresponding regulations issued by the SBA. Under regulations established by the Small Business Administration and the CARES Act, in July 2021 the Company applied for and obtained the full forgiveness of the SBA Loans and the related accrued interests. The forgiveness of these loans and related interest for the aggregate amount of approximately $1,956,000 were recorded as other income on the Consolidated Statements of Operations for the year ended October 31, 2021.

NOTE E - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2021 and 2020 consisted of the following:

	Useful life	October 31,
	(years)	2021	2020
Vehicles	5	$115,623	$201,623
Computers	3	387,014	376,160
Equipment	3-7	139,685	139,685
Furniture and fixtures	10	1,584	1,593
Total		643,906	719,061
Less: Accumulated depreciation and amortization		(538,384)	(501,489)
Property and equipment, net		$105,522	$217,572

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

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2021, and 2020 is as follows:

	October 31,
	2021	2020
United States federal statutory rate	(21.0)%	21.0%
Foreign earnings	(5.9)%	(11.3)%
PPP loans forgiveness	(21.6)%	-%
Allowance of resulting deferred tax asset	58.7%	-%
Other	1.2%	0.7%
Effective tax rate	11.4%	10.4%

The effective tax rates for the years ended October 31, 2021 and 2020 differ from the federal statutory rate mainly due to the impact of the jurisdictional mix of income and expenses. Except for the benefit derived from the PPP loans forgiveness for the year ended October 31, 2021, the benefit to our effective tax rate is mainly from foreign earnings results from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and is subject to tax incentive grants. As previously disclosed, these earnings are also subject to U.S. tax at a reduced rate of 10.5%.

As of October 31, 2021 and 2020 income tax expense includes US federal and state taxes of approximately $150,500 and $134,000, respectively, and foreign income taxes of $62,700 and $105,000, respectively.

As of October 31, 2021, Pharma-PR, Pharma-Serv and Scienza Labs have established an allowance against a customer account receivable for an aggregate expense amount of approximately $5,246,800, representing a potential deferred tax asset for those subsidiaries of approximately $209,900. However, an allowance has been provided covering the total amount of the potential deferred tax assets since it is uncertain whether they can be used in the future. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. As of October 31, 2020, a deferred tax asset resulting from Pharma-Spain carryforward losses was fully allowed, however, as of October 31, 2021, remaining carryforward losses for Pharma-Spain were not significant.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2017 (2016 for Puerto Rico) through 2020 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE G - LEASES

Operating facilities - The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities are leased from an affiliate of our past Chairman of the Board (the “Landlord”). Until November 2020 the leased facilities also included a subleased laboratory testing facility. This sublease arrangement was extinguished in November 2020, when the subtenant (the “Subtenant”) of the laboratory testing facility paid in full to the Company the then outstanding balance of a promissory note (the “Promissory Note”) related to the Company’s sale of its laboratory assets to the Subtenant. According to the sublease agreement (the “Sublease”), between the Company, Subtenant and Landlord, when Subtenant satisfied its obligations under the Promissory Note, the Sublease will become a direct lease between Subtenant and Landlord (the “Sublease Transfer”).

The Office Facilities lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended taking into consideration the Sublease Transfer, has monthly rental payments of $14,561 beginning as of the Sublease Transfer date through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $1,000.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2021 are as follows:

Twelve months ending October 31,	Amount
2022	$174,730
2023	174,730
2024	174,730
2025	174,730
2026	29,121
Total future minimum operating lease payments	728,041
Less: Amount of imputed interest	(110,617)
Present value of future minimum operating lease payments	617,424
Current operating lease liabilities	(130,060)
Long term operating lease liabilities	$487,364

Rent expense for the years ended October 31, 2021 and 2020 was approximately $187,000 and $190,000, respectively.

NOTE H - CONTINGENCIES

In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE I - EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program. The timing, manner, price and amount of any repurchases under the Company Stock Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Company Stock Repurchase Program directly from directors or officers of the Company. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program, though this have resumed in September 2021. As of October 31, 2021 and 2020, a total of 366,754 and 341,154 shares of the Company’s common stock were purchased under the Company Stock Repurchase Program for an aggregate amount of $357,272 and $331,306, respectively.

On January 5, 2021 the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on January 25, 2021. Accordingly, an aggregate dividend payment of $1,727,364 was paid on February 5, 2021.

NOTE J - EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings (loss) per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings (loss) per share.

	Years ended October 31,
	2021	2020
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(2,089,240)	$2,050,922

Weighted average number of common shares - used to compute basic earnings per share	23,026,260	23,003,327
Effect of options to purchase common stock	135,467	36,748
Weighted average number of shares - used to compute diluted earnings per share	23,161,727	23,040,075

For the years ended October 31, 2021 and 2020, options for the purchase of 80,000 and 160,000 shares of common stock, respectively, were not included in computing earnings per share because their effect was antidilutive.

NOTE K - STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has an incentive plan that covers 2,300,000 shares of the Company’s common stock, that provide for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors for a period of ten years (the “2014 Long-Term Incentive Plan” also known as the “2014 Plan”). The 2014 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the board of directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

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

The 2014 Plan stock options activity and status for the years ended October 31, 2021 and 2020 was as follows:

	Year ended October 31,
	2021		2020
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	470,000	$0.8587	410,000	$0.8615
Granted	80,000	$1.4000	80,000	$0.7600
Exercised	(80,000)	$0.9500	(20,000)	$0.5200
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	470,000	$0.9353	470,000	$0.8587

Outstanding exercisable stock options at end of year	396,700	$0.8931	363,300	$0.8657

	October 31, 2021	October 31, 2020
Weighted average remaining years in contractual life for:
Total outstanding options	2.3 years	2.6 years
Outstanding exercisable options	2.1 years	2.1 years
Shares of common stock available for issuance pursuant to future stock option grants	1,420,000	1,500,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2021 and 2020:

	Year ended October 31,
	2021	2020
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	87.6%	82.0%
Risk free interest rate	0.2%	1.6%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.7928	$0.4152

As of October 31, 2021, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $40,440 will be recognized in a weighted average period of approximately 0.8 years.

As of October 31, 2021 and 2020, the aggregate intrinsic value of options outstanding under the 2014 Plan were approximately $74,100 and $202,700, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2021	2020
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	56,239	42,878
Stock-based compensation before tax	56,239	42,878
Income tax benefit	-	-
Net stock-based compensation expense	$56,239	$42,878
Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.002)
Diluted earnings per share	$(0.002)	$(0.002)

NOTE L - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico consulting, (ii) United States consulting, and (iii) Europe consulting. These reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2021 and 2020. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2021	2020
REVENUES:
Puerto Rico consulting	$14,680,665	$18,214,656
United States consulting	2,720,662	2,283,370
Europe consulting	2,329,359	829,170
Other	384,489	237,164
Total consolidated revenues	$20,115,175	$21,564,360
INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting, including loans and related interest forgiveness of approximately $1,861,000 for the year ended October 31, 2021	$(2,887,749)	$2,332,052
United States consulting, including loan and related interest forgiveness of approximately $95,000 for the year ended October 31, 2021	204,110	(80,635)
Europe consulting	720,427	(9,661)
Other	87,218	48,254
Total consolidated income (loss) before taxes	$(1,875,994)	$2,290,010

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2021 and 2020, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE M - CONCENTRATION OF RISKS

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

Accounts receivable and revenues

Except as set forth in Note B-Customer Account Receivable, management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

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

The Company provided a substantial portion of its services to four customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2021 or 2020. During the year ended October 31, 2021, revenues from these customers were 20.1%, 12.3%, 8.8% and 0.0%, or a total of 41.2%, as compared to the same period last year for 14.2%, 10.5%, 11.6% and 16.2%, or a total of 52.5%, respectively. At October 31, 2021 and 2020, amounts due from these customers represented 9.2% and 27.9% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level four groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2021 or 2020. During the year ended October 31, 2021, aggregate revenues from these global groups of affiliated companies were 20.1%, 12.3%, 11.1% and 0.0%, or a total of 43.5%, as compared to the same period last year for 14.2%, 10.5%, 13.8% and 16.2%, or a total of 54.7%, respectively. At October 31, 2021 and 2020, amounts due from these global groups of affiliated companies represented 10.6% and 28.8% of total accounts receivable balance, respectively.

NOTE N - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. During the years ended October 31, 2021 and 2020 the Company contributed to these plans $131,700 and $153,200, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated with our former Chairman and our former Chairman, effective as of January 1, 2014.  Pursuant to the Consulting Agreement as amended, the Consultant consulted with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as requested from time to time by the Board. The compensation paid under this agreement was $67,400 and $524,400, for the years ended October 31, 2021 and 2020, respectively. The Consulting Agreement ended pursuant to its terms on December 31, 2020.

As more fully disclosed in Note G to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our past Chairman of the Board.

NOTE P - SUBSEQUENT EVENTS

On November 15, 2021, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend was paid on or about January 3, 2022 to shareholders of record as of the close of business on December 15, 2021.

Also, the Board of Directors of the Company declared, on February 7, 2022, a cash dividend of $0.075 per common share. This dividend is payable on or about March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

