Form 10-K/A
period 2021-10-31
Pharma-Bio Serv, Inc.
filed 2022-02-28
CIK 1304161

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

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0653570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pharma-Bio Serv Building, #6 Road 696 Dorado, Puerto Rico	00646
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): 787-278-2709

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Explanatory Note

This Annual Report on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the “Company”) to amend the Annual Report on Form 10-K for the year ended October 31, 2021 filed by the Company with the Securities and Exchange Commission (the “SEC”) on February 11, 2022 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED OCTOBER 31, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)	Identification of Directors.

Name	Age	Positions with the Company	Director Since	Class (4)
Kirk Michel(1),(2)	66	Chairman of the Board	2006	Class II
Dov Perlysky(2),(3)	59	Director	2004	Class II
Howard Spindel(1),(3)	76	Director	2006	Class III
Irving Wiesen(1),(2),(3)	67	Director	2006	Class I

________________

(1)	Member of the Audit Committee and Compensation Committee.
(2)	Member of the Mergers and Acquisition Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)

Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2023 Annual Meeting of Stockholders, Class II directors are serving until the 2024 Annual Meeting of Stockholders and Class III directors are serving until the 2022 Annual Meeting of Stockholders."

Kirk Michel, a director since January 2006 and Chairman of the Board since January 2021, is the founder and a managing director of KEMA Advisors, Inc. (“KEMA”). Founded in 2000, KEMA is a boutique investment banking firm located in Hillsborough, North Carolina. KEMA provides corporate finance advisory services to middle market companies and governmental agencies. Prior to KEMA, from 1995 to 2000, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC, which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree in Finance and Accounting from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as an investment banker has given him broad understanding and expertise, particularly relating to business and finance matters.

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. Mr. Perlysky is currently a director of Enzo Biochem, Inc., a growth-oriented life sciences and clinical laboratory company listed on the New York Stock Exchange, and was a director of Highlands Bancorp, Inc., a New Jersey community bank until its sale to Lakeland Bank in 2019 and was a director of Engex, Inc., a closed end investment company until its dissolution in 2018. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991.

Mr. Perlysky brings extensive leadership and business experience, as well as an in-depth understanding of the Company’s history, as the former president of the Company from 2004 to 2006, and tremendous knowledge of our business and the pharmaceutical industry, to the Board.

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

Irving Wiesen, a director since January 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for over thirty years. For more than the past ten years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of Food and Drug Administration regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature from Columbia University and a B.A., cum laude, from Yeshiva University.

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

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015 and as the President of the European Operations of the Company since January 2011. Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme, a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010. He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000. Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

Pedro J. Lasanta has served as our Chief Financial Officer and Vice President - Finance and Administration since November 2007, and our Secretary since December 1, 2014. From 2006 until October 2007, Mr. Lasanta was in private practice as an accountant, tax and business counselor. From 1999 until 2006, Mr. Lasanta was the Chief Financial Officer for Pearle Vision Center PR, Inc. In the past, Mr. Lasanta was also an audit manager for Ernst & Young, formerly Arthur Young & Company. He is a cum laude graduate in business administration (accounting) from the University of Puerto Rico. Mr. Lasanta is a Certified Public Accountant. In 2012, he was awarded the Puerto Rico Manufacturers Association (North Region) Service Manager of the Year. Mr. Lasanta served as a Member of the Puerto Rico District Export Council for the U.S. Department of Commerce from January 2014 to December 2017.

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

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2021 (“Fiscal 2021”) or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)	Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The Company has separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the standing Audit Committee are Howard Spindel, Chairman, Kirk Michel and Irving Wiesen, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm; and (4) reviewing the effectiveness of the Company’s internal controls.

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

(j)	Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2021 and 2020 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Option Awards($)	All Other Compensation		Total
Victor Sanchez	2021	$231,000	$100,600	$-	$14,950	(2)	$346,550
President and Chief Executive Officer	2020	$220,000	$50,600	$-	$14,950	(2)	$285,550

Pedro Lasanta	2021	$175,000	$75,600	$-	$-		$250,600
Chief Financial Officer, Vice President-Finance and Administration and Secretary	2020	$175,000	$25,600	$-	$-		$200,600

________________

(1)	Represents bonus for services in fiscal years 2021 and 2020, which were paid in December 2021 and October 2020, respectively, and a statutory holiday bonus of $600 paid in December 2021 and 2020.
(2)	Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2021.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	-		-		-		-	-	-	-
Pedro Lasanta	66,700	(1)	33,700	(1)	$0.88	Oct. 4, 2024	-	$-	-	-

________________

(1)	Represents options to purchase 100,000 shares of common stock which were granted on October 4, 2019. These options vest in three equal annual installments beginning on October 4, 2020.

Employment Agreements

Victor Sanchez – Employment Agreement

On January 1, 2015, the Company entered into an Employment Agreement with Victor Sanchez, the Chief Executive Officer, President, and President of Europe Operations of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Sanchez is entitled to receive an annual base salary of $220,000 and such discretionary bonus, stock options and other equity-based incentives as determined by the Compensation Committee of the Company. Also, Mr. Sanchez is entitled to receive benefits provided to all other executive officers of the Company. Effective November 2, 2020, Mr. Sanchez’s salary was increased to $231,000.

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

Pedro Lasanta – Employment Agreement

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our Chief Financial Officer and Vice President – Finance and Administration and Secretary, for a one year term pursuant to which we paid Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employment.

On December 17, 2008, we entered into an amendment to the employment agreement with Mr. Lasanta pursuant to which the term of the contract was extended indefinitely. The amended employment agreement provides that we will pay Mr. Lasanta an annual salary of $110,000 and an annual bonus in cash or Company stock options to be granted based on performance metrics to be established. Pursuant to the amended employment agreement, we will grant Mr. Lasanta options to purchase 30,000 shares of Company stock having an exercise price equal to fair market value on the date of grant and vesting in three equal annual installments beginning one year from November 1, 2008. In addition, upon termination of Mr. Lasanta’s employment for reasons other than those set forth in his amended employment agreement, Mr. Lasanta will receive a lump-sum severance payment in an amount equivalent to six months of his salary at the time of the termination, less legal withholdings, or the severance established by Ley de Despido Injustificado, whichever amount is higher. All other terms and conditions of Mr. Lasanta’s employment agreement remain the same.

On March 11, 2009, upon the approval of the Company’s Compensation Committee, the Company entered into an Amendment to Employment Agreement with Mr. Lasanta to reduce Mr. Lasanta’s current annual base salary from $110,000 to $106,000 and to eliminate Mr. Lasanta’s automobile allowance effective March 1, 2009. Effective January 1, 2010, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to restore Mr. Lasanta’s annual base salary to $110,000. On January 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta’s annual base salary from $110,000 to $125,000. On December 31, 2012, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta’s annual base salary from $125,000 to $150,000 as of January 1, 2013. All other terms and conditions of Mr. Lasanta’s employment agreement, as amended, remain the same.

On February 17, 2014, the Company amended the Employment Agreement of Mr. Lasanta, dated November 5, 2007, to increase Mr. Lasanta’s salary to $160,000, effective January 1, 2014 (the “Lasanta Amendment”). Also, pursuant to the Lasanta Amendment, if the Company terminates the employment agreement of Mr. Lasanta other than for death, disability or cause, the Company shall (1) pay to the executive within 30 days after the date of termination (a) a lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by Ley de Despido Injustificado, whichever amount is higher; (b) any bonuses that the executive may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by the executive will become vested and exercisable for a three month period following the termination. Also, pursuant to the Lasanta Amendment, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Lasanta will become vested and exercisable immediately prior to such event.

On October 7, 2019, the Company amended the Employment Agreement of Mr. Lasanta to increase his salary from $160,000 to $175,000, effective October 7, 2019.

Director Compensation

Effective January 1, 2014, the Compensation Committee of the Board approved the following compensation to our independent directors (i) a $10,000 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each independent director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election.

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2021.

Name	Fees Earned (1)	Option Awards (2)(3)	All Other Compensation		Total
Kirk Michel	$40,000	$15,856	$-		$55.856
Dov Perlysky	$40,000	$15,856	$-		$55,856
Howard Spindel	$40,000	$15,856	$-		$55,856
Irving Wiesen	$40,000	$15,856	$-		$55,856
Elizabeth Plaza (4)	$-	$-	$69,925	(5)	$69,925

________________

(1)

During the fiscal year ended October 31, 2021, except for Elizabeth Plaza, all members of the Board individually earned fees of $40,000 each, of which $30,000 were paid within fiscal year 2021 and $10,000 in February 2022.

(2)

Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown reflect the grant date fair value of options granted to the directors determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note K – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

(3)

The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

(4)	Ms. Plaza resigned as a director on January 7, 2021.
(5)

Represents payments made to Strategic Consultants International, LLC in regards to consulting fees and company car lease payments in the amount of $67,400 and $2,525, respectively. For additional information regarding the Consulting Agreement, see Related Party Transactions below.

As of October 31, 2021, each of the below named directors held the following number of options to purchase shares of common stock:

		OPTIONS GRANTED TO
Grant Date	Exercise Price	H. Spindel	K. Michel	I. Wiesen	D. Perlysky
1/10/2017	$0.91	20,000	20,000	20,000	20,000
1/10/2018	$0.52	20,000	-	20,000	10,000
1/10/2019	$1.00	20,000	20,000	20,000	20,000
1/10/2020	$0.76	20,000	20,000	20,000	20,000
1/10/2021	$1.40	20,000	20,000	20,000	20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of February 21, 2022 by:

•	each director;

•	each officer named in the summary compensation table (“Named Executive Officers”);

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

As of February 21, 2022, the Company had 22,964,686 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 21, 2022	Percentage
Directors and Executive Officers
Dov Perlysky(1)	2,031,633	8.8%
Kirk Michel(2)	425,742	1.8%
Howard Spindel(3)	104,537	*
Irving Wiesen(4)	94,335	*
Victor Sanchez(5)	10,224	*
Pedro Lasanta(6)	161,252	*
All Directors and Executive Officers as a group
(six persons)(7)	2,827,723	12.1%
5% or Greater Stockholders
Elizabeth Plaza(8)	3,853,041	16.8%
Venturetek, L.P.(9)	3,132,932	13.6%
Ramon Luis Dominguez Thomas (10)	2,060,060	8.9%
Addison McKinley Levi III (11)	2,050,059	8.9%
Adam Hirsh (12)	1,172,179	5.1%

_____________

*	Less than 1%.

(1)

The shares of common stock beneficially owned by Mr. Perlysky include (i) 44,288 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) 50,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 21, 2022.

(2)

The shares of common stock beneficially owned by Mr. Michel consist of (i) 35,036 shares directly owned, (ii) 50,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 21, 2022, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(3)

The shares of common stock owned by Mr. Spindel represent 34,537 shares owned by his spouse and 70,000 shares issuable upon exercise of options, which are exercisable as of February 21, 2022. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(4)	The shares of common stock owned by Mr. Wiesen represent 44,335 shares directly owned and 50,000 shares issuable upon exercise of options, which are exercisable as of February 21, 2022.

(5)	The shares of common stock owned by Mr. Sanchez represent 10,224 shares directly owned.

(6)	The shares of common stock owned by Mr. Lasanta represent 94,552 shares directly owned and 66,700 shares issuable upon exercise of options, which are exercisable as of February 21, 2022.

(7)	Includes 286,700 shares issuable upon the exercise of options, which are exercisable as of February 21, 2022.

(8)

This information was obtained from Amendment No. 5 to Schedule 13D/A filed by Elizabeth Plaza on June 25, 2021. The postal address stated on Ms. Plaza’s Schedule 13D/A is Sardinera Beach Building, Calle Marginal Costa De Oro C-3, Suite 2, Dorado, Puerto Rico 00646.

(9)

This information was obtained from Amendment No. 4 to Schedule 13 D/A filed by Venturetek, L.P. (“Venturetek”) on September 6, 2011. Does not include 1,565,058 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13 D/A filed on January 5, 2011. Mr. David Selengut is the manager of TaurusMax LLC, which is the general partner of Venturetek. The postal address stated on Venturetek, L.P.’s Schedule 13D/A is 150 East 42nd Street, New York, NY 10017.

(10)

This information was obtained from a Schedule 13D filed by Ramon Luis Dominguez Thomas on March 27, 2014. The postal address stated on Mr. Dominguez Thomas’ Schedule 13D is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(11)

This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014. The postal address stated on Mr. Levi’s Schedule 13D is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(12)	This information was obtained from a Schedule 13G filed by Adam Hirsh on October 15, 2019. The postal address stated on Mr. Hirsh’s Schedule 13G is 1021 Saturn Court Incline Village, Nevada 89451.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	470,000	$0.9353	1,420,000
Equity compensation plans not approved by security holders	-	$-	-
Total	470,000		1,420,000

_____________

(1)	The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities are leased from Plaza Professional Center, Inc., a company controlled by Elizabeth Plaza, our former Chairman and greater than 5% stockholder (the “Landlord”). Until November 2020 the leased facilities also included a subleased laboratory testing facility. This sublease arrangement was extinguished in November 2020, when the subtenant (the “Subtenant”) of the laboratory testing facility paid in full to the Company the then outstanding balance of a promissory note (the “Promissory Note”) related to the Company’s sale of its laboratory assets to the Subtenant. According to the sublease agreement (the “Sublease”), between the Company, Subtenant and Landlord, when the Subtenant satisfied its obligations under the Promissory Note, the Sublease became a direct lease between Subtenant and Landlord (the “Sublease Transfer”). The Office Facilities lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended taking into consideration the Sublease Transfer, has monthly rental payments of $14,561 beginning as of November 2020 through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. During the years ended October 31, 2021 and 2020, we made rental payments for approximately $175,000 and $387,000, respectively, to Plaza Professional Center, Inc. in connection with the lease of these facilities pursuant to the lease agreement, as amended.

On December 31, 2013, the Company entered into a Consulting Agreement with a company (the “Consultant”) affiliated with our former Chairman and our former Chairman (a greater than 5% stockholder ), effective as of January 1, 2014 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, as amended, the Consultant consulted with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as requested from time to time by the Board. The compensation paid under the Consulting Agreement was $67,400 and $524,400, for the years ended October 31, 2021 and 2020, respectively. Also, pursuant to the Consulting Agreement, the Company made company lease payments of $2,525 and $15,266 for the years ended October 31, 2021 and 2020, respectively.  The Consulting Agreement ended pursuant to its terms on December 31, 2020.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Nelida Plaza, Elizabeth Plaza’s sister, pursuant to which Ms. N. Plaza provided independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour. This agreement was terminated in January 2022. During the years ended October 31, 2021 and 2020, Ms. N. Plaza was compensated $215,060 and $198,027, respectively, pursuant to the Independent Contractor Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We were billed by Crowe PR PSC (formerly known as Horwath Velez & Co. PSC) (“Crowe”) in 2021 and 2020 as follows:

Description of services:	Fiscal 2021	Fiscal 2020
Audit	$52,670	$50,165
Audit-related fees	31,085	29,885
Tax Fees	-	-
All other services	6,500	6,000
Total Fees	$90,255	$86,050

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Crowe and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Crowe during Fiscal 2021 and 2020.

The Audit Committee has considered the nature and amount of the fees billed by Crowe, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Crowe’s independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K.

1.

All Financial Statements: Consolidated Financial Statement are included in our Annual Report on Form 10-K filed with the Commission on February 11, 2022 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on February 11, 2022.

2.	Financial Statement Schedules: None.

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission as indicated in the description of each.

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013

3.3	By-laws	10-SB12G	000-50956	3.2	9/24/2004

3.4	Amendment No. 1 to the By-laws	8-K	000-50956	3.1	6/6/2008

3.5	Amendment No. 2 to the By-laws	8-K	000-50956	3.2	4/12/13

4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020

10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015

10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009

10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010

10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012

10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014

10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

14.1	Code of business conduct and ethics	10-KSB	000-50956	14.1	2/2/2007

21.1	List of Subsidiaries	10-K	000-50956	21.1	2/11//2022

23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	2/11/2022

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	10-K	000-50956	101.INS	2/11/2022
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	2/11/2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	2/11/2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	2/11/2022
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	2/11/2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	2/11/2022
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________

*	Filed herewith
**	Furnished herewith

Exhibits 10.8 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: February 28, 2022	By:	/s/ Pedro J. Lasanta
	Name:	Pedro J. Lasanta
Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

