Form 10-Q
period 2022-01-31
Pharma-Bio Serv, Inc.
filed 2022-03-17
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building,# 6 Road 696 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of March 11, 2022 was 22,960,486.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31, 2022*	October 31, 2021**
ASSETS
Current assets
Cash and cash equivalents	$15,351,553	$17,468,345
Accounts receivable	5,046,481	4,613,142
Prepaids and other assets	623,540	740,869
Total current assets	21,021,574	22,822,356

Property and equipment	93,001	105,522
Operating lease right-of-use	606,421	639,969
Other assets	353,294	353,354
Total assets	$22,074,290	$23,921,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$132,700	$130,060
Accounts payable and accrued expenses	1,689,623	2,071,264
Current portion of US Tax Reform Transition Tax and income taxes payable	499,471	449,896
Total current liabilities	2,321,794	2,651,220

US Tax Reform Transition Tax payable	1,850,536	1,850,536
Long term operating lease liabilities	453,278	487,364
Other liabilities	17,950	17,950
Total liabilities	4,643,558	5,007,070

Stockholders’ equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,457,515 and 23,433,341 shares issued, and 22,973,186 and 23,003,615 shares outstanding at January 31, 2022 and October 31, 2021, respectively	2,346	2,343
Additional paid-in capital	1,494,593	1,480,193
Retained earnings	16,290,234	17,707,384
Accumulated other comprehensive income	118,962	144,455
	17,906,135	19,334,375
Treasury stock, at cost; 484,329 and 429,726 common shares held at January 31, 2022 and October 31, 2021, respectively	(475,403)	(420,244)
Total stockholders’ equity	17,430,732	18,914,131
Total liabilities and stockholders’ equity	$22,074,290	$23,921,201

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

 PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,
	2022	2021
REVENUES	$5,019,104	$4,488,309

COST OF SERVICES	3,774,521	3,173,199

GROSS PROFIT	1,244,583	1,315,110

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	888,735	995,989

INCOME FROM OPERATIONS	355,848	319,121

OTHER INCOME, NET	615	2,402

INCOME BEFORE INCOME TAX	356,463	321,523

INCOME TAX EXPENSE	51,219	53,491

NET INCOME	$305,244	$268,032

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.013	$0.012

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,979,004	23,010,623

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,033,944	23,172,348

See notes to the condensed consolidated financial statements.

-4-

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31,
	2022	2021
NET INCOME	$305,244	$268,032

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation gain (loss), net of tax	(25,493)	23,752

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(25,493)	23,752

COMPREHENSIVE INCOME	$279,751	$291,784

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	268,032	-	-	268,032

OTHER COMPREHENSIVE, NET OF TAX	-	-	-	-	-	-	23,752	-	23,752

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT JANUARY 31, 2021	23,433,341	$2,343	-	$-	$1,435,384	$20,064,656	$184,406	$(394,278)	$21,292,511

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	14,400	-	-	-	14,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (54,603 SHARES)	-	-	-	-	-	-	-	(55,159)	(55,159)

NET INCOME	-	-	-	-	-	305,244	-	-	305,244

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(25,493)	-	(25,493)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,391)	-	-	(1,722,391)

BALANCE AT JANUARY 31, 2022	23,457,515	$2,346	-	$-	$1,494,593	$16,290,234	$118,962	$(475,403)	$17,430,732

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,244	$268,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	14,400	11,430
Depreciation and amortization	13,205	21,424
Decrease (increase) in accounts receivable	(446,308)	176,864
Decrease in other assets	146,533	136,466
Decrease in liabilities	(360,276)	(26,030)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(327,202)	588,186

CASH FLOWS FROM INVESTING:
Acquisition of property and equipment	(684)	(2,568)
Collection from promissory note receivable	-	1,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(684)	1,247,432

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(55,159)	-
Payments on obligations under finance lease	-	(2,851)
Cash dividends paid to shareholders	(1,722,391)	-
NET CASH USED IN FINANCING ACTIVITIES	(1,777,550)	(2,851)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,356)	17,648
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,116,792)	1,850,415
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,468,345	17,137,924
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,351,553	$18,988,339

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$852
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$21,538	$3,613
Cash dividend declared but paid in the subsequent quarter	$-	$1,727,364
Conversion of cashless exercise of options to common stock	$3	$2

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

January 31, 2022

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2022 are not necessarily indicative of expected results for the full 2022 fiscal year.

The accompanying financial data as of January 31, 2022, and for the three-month period ended January 31, 2022 and 2021 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2021.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature.

Revenue Recognition

The Company records revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (i) Identify the contract with the customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to separate performance obligations; and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), and (2) short-term fixed-fee contracts or “not to exceed” contracts (representing approximately 1% of total revenues). Time and material contracts are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. Revenue for short term fixed fee contracts or “not to exceed” contracts is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such determination is made.

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company’s policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific balance is determined to be uncollectible in full. The effect of using this method approximates that of the allowance method. However, in the event the Company determines that the collectability of any account receivable reaches a certain uncertainty threshold, the Company will provide an allowance for doubtful account to reduce said balance. Accordingly, as of October 31, 2021 the Company provided an allowance of approximately $5.2 million, to cover the full balance of a customer account receivable. Nevertheless, the Company will continue to monitor this account and actively seek full payment from this customer.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2022, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2022 and October 31, 2021, the accumulated depreciation amounted to $551,589 and $538,384, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2022 and October 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2021 condensed consolidated financial statements to conform them to the January 31, 2022 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2021 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B - INCOME TAXES

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

Pharma-PR, Pharma-Serv and Scienza Labs have established an allowance against a customer account receivable which represents a potential deferred tax asset for those subsidiaries. However, an allowance has been provided covering the total amount of the potential deferred tax assets since it is uncertain whether they can be used in the future. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. Also, a deferred tax asset resulting from Pharma-Spain carryforward losses was fully allowed, however the remaining carryforward losses for Pharma-Spain were not significant.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2017 (2016 for Puerto Rico) through 2020 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE C – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2022	2021
Net income available to common equity holders - used to compute basic and diluted earnings per share	$305,244	$268,032

Weighted average number of common shares - used to compute basic earnings per share	22,979,004	23,010,623
Effect of options to purchase common stock	54,940	161,725
Weighted average number of shares - used to compute diluted earnings per share	23,033,944	23,172,348

Options for the purchase of 160,000 and 80,000 shares of common stock for the three-month periods ended in January 31, 2022 and 2021, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE D – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program. The timing, manner, price and amount of any repurchases under the Company Stock Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Company Stock Repurchase Program directly from directors or officers of the Company. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program, though this was resumed in September 2021. As of January 31, 2022 and October 31, 2021, a total of 421,357 and 366,754 shares of the Company’s common stock were purchased under the Company Stock Repurchase Program for an aggregate amount of $412,431 and $357,272, respectively.

On November 15, 2021 the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on December 15, 2021. Accordingly, an aggregate dividend payment of $1,722,391 was paid on January 3, 2022. Also, the Board of Directors of the Company declared, on February 7, 2022, a cash dividend of $0.075 per common share. This dividend was paid on March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

NOTE E - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended January 31, 2022 and 2021. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2022	2021
REVENUES:
Puerto Rico consulting	$3,363,876	$3,367,351
United States consulting	1,186,707	447,411
Europe consulting	464,968	530,496
Other	3,553	143,051
Total consolidated revenues	$5,019,104	$4,488,309

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$136,575	$104,412
United States consulting	80,074	9,383
Europe consulting	153,076	157,503
Other	(13,262)	50,225
Total consolidated income before taxes	$356,463	$321,523

Long lived assets (property and equipment) as of January 31, 2022 and October 31, 2021, and related depreciation and amortization expense for the three months ended January 31, 2022 and 2021, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate offices.

NOTE F - CONCENTRATIONS OF RISK

Cash and cash equivalents

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of three months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be insignificant and have no specific insurance. No losses have been experienced or are expected with respect to deposits in these accounts.

Accounts receivable and revenues

Except as indicated in Note A for a specific customer account receivable, management deems all of the Company’s accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The Company’s revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States, Spain and Brazil. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2022 and 2021. During the three months ended January 31, 2022, revenues from these customers were 18.1%, 14.3%, 12.3% and 3.0%, or a total of 47.7%, as compared to the percentages for the same period last year of 20.1%, 10.6%, 6.3% and 15.4%, or a total of 52.4%, respectively. At January 31, 2022, amounts due from these customers represented 35.1% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level four customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2022 and 2021. During the three months ended January 31, 2022, aggregate revenues from these global groups of affiliated companies were 18.1%, 14.3%, 12.3% and 6.3%, or a total of 51.0%, as compared to the same period last year for 20.1%, 10.6%, 6.3% and 17.6%, or a total of 54.6%, respectively. At January 31, 2022 amounts due from these global groups of affiliated companies represented 39.2% of total accounts receivable balance.

NOTE G – SUBSEQUENT EVENT

The Board of Directors of the Company declared on February 7, 2022, a cash dividend of $0.075 per common share. This dividend was paid on March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

On March 16, 2022, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved an increase to the quarterly retainer for each of the Company’s non-employee directors from $10,000 to $12,500 commencing with the year ending October 31, 2022 and a one-time cash bonus of $20,000 for each of the Company’s non-employee directors for the year ended October 31, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2021. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021 and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2022 and 2021, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2022		2021
Puerto Rico	$3,364	67.0%	$3,367	75.0%
United States	1,187	23.6%	447	10.0%
Europe	465	9.3%	531	11.8%
Other	3	0.1%	143	3.2%
	$5,019	100.0%	$4,488	100.0%

For the three-month period ended January 31, 2022, the Company’s total revenues were approximately $5.0 million, a net increase of approximately $0.5 million when compared to the same period last year. The US consulting market had a revenue increase in project of approximately $0.7 million, which was partially offset by a combined net decrease in project revenue in Europe, Brazil and Puerto Rico markets of approximately $0.2 million. When compared to the same period last year, gross profit decreased by 4.5 percentage points. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and the US markets for the three-month period ended January 31, 2022. Selling, general and administrative expenses were approximately $0.9 million, a decrease of approximately $0.1 million. The decrease is mainly attributable to a decrease in consulting fees, and other administrative and general expenses. These factors resulted in a net income of approximately $0.3 million for the three-month period ended January 31, 2022, reflecting no significant change when compared to the same period last year.

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

Regional or global conflicts, including was or economic sanctions between nations, price inflation, the COVID-19 pandemic, the Puerto Rico government financial crisis, the Tax Reform, other tax reforms on the markets where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, and the Puerto Rico Act 154-2010, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, the COVID-19 pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month periods ended January 31, 2022 and 2021 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2022		2021
Revenues	$5,019	100.0%	$4,488	100.0%
Cost of services	3,775	75.2%	3,173	70.7%
Gross profit	1,244	24.8%	1,315	29.3%
Selling, general and administrative expenses	889	17.7%	996	22.2%
Other income, net	1	0.0%	2	0.1%
Income before income taxes	356	7.1%	321	7.2%
Income tax expense	51	1.0%	53	1.2%
Net income	305	6.1%	268	6.0%

Revenues. For the three-month period ended January 31, 2022, the Company’s total revenues were approximately $5.0 million, a net increase of approximately $0.5 million when compared to the same period last year. The US consulting market had a revenue increase in projects of approximately $0.7 million, which was partially offset by a combined net decrease in projects revenue in Europe, Brazil and Puerto Rico markets of approximately $0.2 million.

Cost of Services; gross profit. For the three-month period ended January 31, 2022, cost of services were approximately $3.8 million, an increase of $0.6 million, when compared to the same period last year. When compared to the same period last year, gross profit decreased by 4.5 percentage points. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and US markets for the three-month period ended January 31, 2022.

Selling, General and Administrative Expenses. For the three-month period ended January 31, 2022, selling, general and administrative expenses were approximately $0.9 million, a decrease of approximately $0.1 million, when compared to the same period last year. The decrease is mainly attributable to a decrease in consulting fees, and other administrative and general expenses.

Net Income. Net income for the three months ended January 31, 2022 was approximately $0.3 million, reflecting no significant change when compared to the same period last year.

For the three-month period ended January 31, 2022, net income per common share for both basic and diluted was $0.013, an increase of $0.001 per share when compared to the same period last year.

 Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2022, the Company had approximately $18.7 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the three-month period ended January 31, 2022, the Company repurchased 54,603 shares of its common stock. As of January 31, 2022, the Company has 1,578,643 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2022.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2022 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021 and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those include the following: set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021 and this Quarterly Report on Form 10-Q .

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

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. Currently, there are no proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors included in our Form 10-K for the year ended October 31, 2021.

War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our service delivery.

Our business may be adversely affected by regional or global instability, disruption or destruction, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. For example, the significant military action against Ukraine launched by Russia may affect the markets in which we operate. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events pose risks which could adversely affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2021 through November 30, 2021	18,503	$1.05	18,503	1,614,743
December 1, 2021 through December 31, 2021	28,500	0.99	28,500	1,586,243
January 1, 2022 through January 31, 2022	7,600	0.98	7,600	1,578,643
Total	54,603	$1.01	54,603

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

ITEM 5. OTHER INFORMATION.

On March 16, 2022, upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved an increase to the quarterly retainer for each of the Company’s non-employee directors from $10,000 to $12,500 commencing with the year ending October 31, 2022 and a one-time cash bonus of $20,000 for each of the Company’s non-employee directors for the year ended October 31, 2021.

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

Dated: March 17, 2022

