Form 10-Q
period 2022-04-30
Pharma-Bio Serv, Inc.
filed 2022-06-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2022 was 22,954,086.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2022

		Page
PART I FINANCIAL INFORMATION

Item 1 –	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 30, 2022 and October 31, 2021 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended April 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2022 and 2021 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 –	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 –	Legal Proceedings	19

Item 1 A –	Risk Factors	19

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 –	Exhibits	19

SIGNATURES		20

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	April 30, 2022*	October 31, 2021**
Current assets
Cash and cash equivalents	$13,163,997	$17,468,345
Accounts receivable	5,478,212	4,613,142
Prepaids and other assets	507,759	740,869
Total current assets	19,149,968	22,822,356

Property and equipment, net	85,222	105,522
Operating lease right-of-use	572,825	639,969
Other assets	353,181	353,354
Total assets	$20,161,196	$23,921,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$135,306	$130,060
Accounts payable and accrued expenses	1,512,395	2,071,264
Current portion of US Tax Reform Transition Tax and income taxes payable	543,603	449,896
Total current liabilities	2,191,304	2,651,220

US Tax Reform Transition Tax payable	1,639,048	1,850,536
Long-term operating lease liabilities	418,204	487,364
Other liabilities	17,950	17,950
Total liabilities	4,266,506	5,007,070
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,457,515 and 23,433,341 shares issued, and 22,956,886 and 23,003,615 shares outstanding at April 30, 2022 and October 31, 2021, respectively	2,346	2,343
Additional paid-in capital	1,508,994	1,480,193
Retained earnings	14,806,057	17,707,384
Accumulated other comprehensive income	67,823	144,455
	16,385,220	19,334,375
Treasury stock, at cost; 500,629 and 429,726 common shares held at April 30, 2022 and October 31, 2021, respectively	(490,530)	(420,244)
Total stockholders' equity	15,894,690	18,914,131
Total liabilities and stockholders' equity	$20,161,196	$23,921,201

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
REVENUES	$4,967,318	$5,041,666	$9,986,422	$9,529,975

COST OF SERVICES	3,751,412	3,750,794	7,525,933	6,923,993

GROSS PROFIT	1,215,906	1,290,872	2,460,489	2,605,982

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	935,276	1,026,093	1,824,011	2,022,082

INCOME FROM OPERATIONS	280,630	264,779	636,478	583,900

OTHER INCOME, NET	4,404	21,090	5,019	23,492

INCOME BEFORE INCOME TAX	285,034	285,869	641,497	607,392

INCOME TAX EXPENSE	45,007	45,598	96,226	99,089

NET INCOME	$240,027	$240,271	$545,271	$508,303

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.010	$0.010	$0.024	$0.022

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,961,401	23,029,215	22,986,597	23,019,765

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,987,042	23,209,118	23,026,937	23,181,347

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
NET INCOME	$240,027	$240,271	$545,271	$508,303

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Foreign currency translation gain (loss), net of tax	(51,139)	4,739	(76,632)	28,491

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(51,139)	4,739	(76,632)	28,491

COMPREHENSIVE INCOME, NET OF TAX	$188,888	$245,010	$468,639	$536,794

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2021	23,433,341	$2,343	-	$-	$1,435,384	$20,064,656	$184,406	$(394,278)	$21,292,511

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	240,271	-	-	240,271

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	4,739	-	4,739

BALANCE AT APRIL 30, 2021	23,433,341	$2,343	-	$-	$1,446,814	$20,304,927	$189,145	$(394,278)	$21,548,951

							Accumulated
					Additional		Other
FISCAL YEAR 2021	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	22,860	-	-	-	22,860

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	508,303	-	-	508,303

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	28,491	-	28,491

CASH DIVIDEND ($0.075 PER COMMONSHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT APRIL 30, 2021	23,433,341	$2,343	-	$-	$1,446,814	$20,304,927	$189,145	$(394,278)	$21,548,951

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2022	23,457,515	$2,346	-	$-	$1,494,593	$16,290,234	$118,962	$(475,403)	$17,430,732

STOCK-BASED COMPENSATION	-	-	-	-	14,401	-	-	-	14,401

PURCHASE OF TREASURY STOCK (16,300 SHARES)	-	-	-	-	-	-	-	(15,127)	(15,127)

NET INCOME	-	-	-	-	-	240,027	-	-	240,027

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(51,139)	-	(51,139)

CASH DIVIDEND ($0.075 PER COMMONSHARE AT RECORD DATE)	-	-	-	-	-	(1,724,204)	-	-	(1,724,204)

BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	28,801	-	-	-	28,801

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (70,903 SHARES)	-	-	-	-	-	-	-	(70,286)	(70,286)

NET INCOME	-	-	-	-	-	545,271	-	-	545,271

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(76,632)	-	(76,632)

CASH DIVIDEND ($0.075 PER COMMONSHARE AT RECORD DATE)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,027	$240,271	$545,271	$508,303
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposition of property and equipment	-	(7,404)	-	(7,404)
Stock-based compensation	14,401	11,430	28,801	22,860
Depreciation and amortization	12,140	18,831	25,345	40,255
Increase in accounts receivable	(463,989)	(797,930)	(910,297)	(621,066)
Decrease in other assets	122,030	113,385	268,563	249,851
Decrease in liabilities	(370,894)	(764,001)	(731,170)	(790,031)
NET CASH USED IN OPERATING ACTIVITIES	(446,285)	(1,185,418)	(773,487)	(597,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,361)	(2,048)	(5,045)	(4,616)
Proceeds from sale of property and equipment	-	57,571	-	57,571
Collection from promissory note receivable	-	-	-	1,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,361)	55,523	(5,045)	1,302,955

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(15,127)	-	(70,286)	-
Payments on obligations under finance lease	-	(64,228)	-	(67,079)
Cash dividends paid to shareholders	(1,724,204)	(1,727,364)	(3,446,595)	(1,727,364)
NET CASH USED IN FINANCING ACTIVITIES	(1,739,331)	(1,791,592)	(3,516,881)	(1,794,443)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,421	(365)	(8,935)	17,283
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,187,556)	(2,921,852)	(4,304,348)	(1,071,437)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,351,553	18,988,339	17,468,345	17,137,924
CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,163,997	$16,066,487	$13,163,997	$16,066,487

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$211,813	$507,207	$211,813	$507,207
Interest	$-	$552	$-	$1,404

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$433	$21,538	$4,046
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$3	$2
Disposed property and equipment with accumulated depreciation of $35,833 for the three and six months ended April 30, 2021	$-	$86,000	$-	$86,000

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

April 30, 2022

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2022 are not necessarily indicative of expected results for the full 2022 fiscal year.

The accompanying financial data as of April 30, 2022, and for the three-month and six-month periods ended April 30, 2022 and 2021 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2021.

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

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2022 and October 31, 2021, the accumulated depreciation amounted to $563,729 and $538,384, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2022 and October 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2021 condensed consolidated financial statements to conform them to the April 30, 2022 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2021 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years which started with the Company’s second quarter of fiscal year 2019. In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

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

Pharma-PR, Pharma-Serv and Scienza Labs have established an allowance against a customer account receivable which represents a potential deferred tax asset for those subsidiaries. An allowance has been provided covering the total amount of these potential deferred tax assets, including a deferred tax asset resulting from Pharma-Spain carryforward losses, since it is uncertain whether they can be used in the future. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2017 (2016 for Puerto Rico) through 2020 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE C – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Net income available to common equity holders - used to compute basic and diluted earnings per share	$240,027	$240,271	$545,271	$508,303

Weighted average number of common shares - used to compute basic earnings per share	22,961,401	23,029,215	22,986,597	23,019,765
Effect of options to purchase common stock	25,641	179,903	40,340	161,582
Weighted average number of shares - used to compute diluted earnings per share	22,987,042	23,209,118	23,026,937	23,181,347

For the three-month and six-month periods ended April 30, 2022 and April 30, 2021, options for the purchase of shares of 300,000 and 80,000 common stock, respectively, were not considered in computing diluted earnings per share because the effect was antidilutive.

NOTE D – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company’s Stock Repurchase Program (“Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, in April 2020 the Company suspended purchases under the Repurchase Program, and resumed purchases in September 2021. As of April 30, 2022 and October 31, 2021, a total of 437,657 and 366,754 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $427,558 and $357,272, respectively.

On November 15, 2021 the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on December 15, 2021. Accordingly, an aggregate dividend payment of $1,722,391 was paid on January 3, 2022. Additionally, the Board of Directors of the Company declared, on February 7, 2022, a cash dividend of $0.075 per common share. This dividend, for an aggregate amount of $1,724,204, was paid on March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended in April 30, 2022 and 2021. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
REVENUES:
Puerto Rico consulting	$3,073,939	$3,744,725	$6,437,815	$7,112,076
United States consulting	1,225,978	476,809	2,412,685	924,220
Europe consulting	666,839	674,826	1,131,807	1,205,322
Other segment	562	145,306	4,115	288,357
Total consolidated revenues	$4,967,318	$5,041,666	$9,986,422	$9,529,975

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$23,140	$44,546	$159,715	$148,958
United States consulting	121,076	(23,268)	201,150	(13,885)
Europe consulting	162,608	222,541	315,684	380,044
Other segment	(21,790)	42,050	(35,052)	92,275
Total consolidated income before taxes	$285,034	$285,869	$641,497	$607,392

Long lived assets (property and equipment) as of April 30, 2022 and October 31, 2021, and related depreciation and amortization expense for the three and six months ended April 30, 2022 and 2021, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

The Company provided a substantial portion of its services to six customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2022 and 2021. During the three months ended April 30, 2022, revenues from these customers were 17.7%, 12.2%, 8.5%, 10.4%, 7.8% and 3.0%, or a total of 59.6%, as compared to the same period last year of 22.8%, 13.4%, 6.6%, 0.6%, 11.8%, and 9.2%, or a total of 64.4%, respectively. During the six months ended April 30, 2022, revenues from these customers were 17.9%, 13.3%, 10.4%, 10.1%, 7.5% and 3.0%, or a total of 62.2%, as compared to the same period last year of 21.4%, 11.9%, 6.5%, 0.3%, 10.1% and 12.4%, or a total of 62.6%, respectively. At April 30, 2022, amounts due from these customers represented 58.7% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, six global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2022 and 2021. During the three months ended April 30, 2022, aggregate revenues from these global groups of affiliated companies were 17.7%, 12.2%, 8.5%, 10.4%, 7.8% and 6.3%, or a total of 62.9%, as compared to the same period last year for 22.8%, 13.4%, 6.6%, 0.6%, 11.8% and 11.8%, or a total of 67.0%, respectively. During the six months ended April 30, 2022, aggregate revenues from these global group of affiliated companies were 17.9%, 13.3%, 10.4%, 10.1%, 7.5% and 6.3%, or a total of 65.5%, as compared to the same period last year for 21.4%, 11.9%, 6.5%, 0.3%, 10.1% and 14.8%, or a total of 65.0%, respectively. At April 30, 2022, amounts due from these global groups of affiliated companies represented 62.2% of total accounts receivable balance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2021. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2022 and 2021, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2022		2021		2022		2021
Puerto Rico	$3,074	61.9%	$3,745	74.3%	$6,438	64.5%	$7,112	74.6%
United States	1,226	24.7%	477	9.4%	2,412	24.2%	924	9.7%
Europe	667	13.4%	675	13.4%	1,132	11.3%	1,205	12.7%
Other[1]	-	0.0%	145	2.9%	4	0.0%	289	3.0%
	$4,967	100.0%	$5,042	100.0%	$9,986	100.0%	$9,530	100.0%

_____________________________

[1]	Other segment represents a Brazilian compliance division which falls below the reportable threshold.

For the six-month period ended April 30, 2022, the Company’s total revenues were approximately $10.0 million, a net increase of approximately $0.5 million when compared to the same period last year. The US consulting market had a revenue increase in projects of approximately $1.5 million, which was partially offset by the decrease in project revenue in the Puerto Rico and Brazilian markets for approximately $0.7 and $0.3 million, respectively. The European market sustained no major revenue change when compared to the same period last year. When compared to the same period last year, gross profit decreased by 2.7 percentage points. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and US markets. Selling, general and administrative expenses were approximately $1.8 million, a decrease of approximately $0.2 million. The decline is mainly attributable to the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses. For the six-month period ended April 30, 2022, these factors resulted in a net income of approximately $0.5 million, reflecting no significant change when compared to the same period last year.

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

Regional or global conflicts, including wars or economic sanctions between nations, price inflation, the COVID-19 pandemic, the Puerto Rico government financial constraints, the Tax Reform, and possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on our ability to seek service opportunities and adapt to industry trends, which are affected by variables such as local and global economy, any impacts of regional or global conflicts, price inflation, any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resource management trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month and six-month periods ended April 30, 2022 and 2021 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2022		2021		2022		2021
Revenues	$4,967	100.0%	$5,042	100.0%	$9,986	100.0%	$9,530	100.0%
Cost of services	3,751	75.5%	3,751	74.4%	7,526	75.4%	6,924	72.7%
Gross profit	1,216	24.5%	1,291	25.6%	2,460	24.6%	2,606	27.3%
Selling, general and administrative expenses	935	18.8%	1,026	20.3%	1,824	18.3%	2,022	21.2%
Other income, net	4	0.0%	21	0.4%	5	0.1%	23	0.2%
Income before income taxes	285	5.7%	286	5.7%	641	6.4%	607	6.3%
Income tax expense	45	0.9%	46	0.9%	96	1.0%	99	1.0%
Net income	240	4.8%	240	4.8%	545	5.4%	508	5.3%

Revenues. Revenues for the three and six months ended April 30, 2022 were $5.0 and $10.0 million, respectively.

For the three months ended April 30, 2022, this represents a net decrease of approximately $0.1 million when compared to the same period last year. The decrease is mainly attributable to decrease in projects in the Puerto Rico and Brazilian markets for approximately $0.7 and $0.1 million, respectively, partially offset by the increase in project revenue in the US market of approximately $0.7 million. The European market sustained no major revenue change when compared to the same period last year.

For the six months ended April 30, 2022, project revenue increased by $0.5 million when compared to the same period last year. The increase is mainly attributable tothe increase in US project revenue for approximately $1.5 million, partially offset by the decreases in consulting revenues in the Puerto Rico and Brazilian markets for approximately $0.7 and $0.3 million, respectively. The European market sustained no major revenue change when compared to the same period last year.

Cost of Services; gross profit. Cost of services for the three and six months ended April 30, 2022 were $3.8 and $7.5 million, respectively, no significant variance and an increase of $0.6 million when compared to the same periods last year, respectively. Gross profit for the three and six months ended April 30, 2022 decreased by 1.1 and 2.7 percentage points, respectively, when compared to the same periods last year. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and US markets for the three-month and six-month periods ended April 30, 2022 when compared to the same periods last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2022 were approximately $0.9 and $1.8 million, respectively, a decrease of approximately $0.1 and $0.2 million when compared to the same periods last year, respectively. The decline is mainly attributable to the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses.

Net Income. Net income for the three and six months ended April 30, 2022 was approximately $0.2 and $0.5 million, respectively, reflecting no significant change when compared to the same periods last year.

For the three and six months ended April 30, 2022, net income per common share for both basic and diluted were $0.010 and $0.024. This represents no change for the three months ended April 30, 2022 and a per share increase of $0.002 for the six months ended April 30, 2022 when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2022, the Company had approximately $16.9 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the six-month period ended April 30, 2022, the Company repurchased 70,903 shares of its common stock. As of April 30, 2022, the Company has 1,562,343 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2022.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2022 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, and this Quarterly Report on Form 10-Q .

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors included in our Form 10-K for the year ended October 31, 2021, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2022 through February 28, 2022	12,700	$0.93	12,700	1,565,943
March 1, 2022 through March 31, 2022	1,500	0.89	1,500	1,564,443
April 1, 2022 through April 30, 2022	2,100	0.92	2,100	1,562,343
Total	16,300	$0.93	16,300

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

Dated: June 14, 2022

