Form 10-Q
period 2022-07-31
Pharma-Bio Serv, Inc.
filed 2022-09-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of September 9, 2022 was 22,944,286.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2022

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements	3

Condensed Consolidated Balance Sheets as of July 31, 2022 and October 31, 2021 (unaudited)	3

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2022 and 2021 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended July 31, 2022 and 2021 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2022 and 2021 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2022 and 2021 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1 A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	19

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	July 31, 2022*	October 31, 2021**
Current assets
Cash and cash equivalents	$14,238,829	$17,468,345
Accounts receivable	4,802,756	4,613,142
Prepaids and other assets	543,024	740,869
Total current assets	19,584,609	22,822,356

Property and equipment, net	74,347	105,522
Operating lease right-of-use	538,957	639,969
Other assets	130,932	353,354
Total assets	$20,328,845	$23,921,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$138,053	$130,060
Accounts payable and accrued expenses	1,738,734	2,071,264
Current portion of US Tax Reform Transition Tax and income taxes payable	281,702	449,896
Total current liabilities	2,158,489	2,651,220

US Tax Reform Transition Tax payable	1,639,048	1,850,536
Long-term operating lease liabilities	382,716	487,364
Other liabilities	-	17,950
Total liabilities	4,180,253	5,007,070
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,457,515 and 23,433,341 shares issued, and 22,946,486 and 23,003,615 shares outstanding at July 31, 2022 and October 31, 2021, respectively	2,346	2,343
Additional paid-in capital	1,523,393	1,480,193
Retained earnings	15,094,091	17,707,384
Accumulated other comprehensive income	28,619	144,455
	16,648,449	19,334,375
Treasury stock, at cost; 511,029 and 429,726 common shares held at July 31, 2022 and October 31, 2021, respectively	(499,857)	(420,244)
Total stockholders' equity	16,148,592	18,914,131
Total liabilities and stockholders' equity	$20,328,845	$23,921,201

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
REVENUES	$4,774,103	$4,987,909	$14,760,525	$14,517,884

COST OF SERVICES	3,461,789	3,732,847	10,987,722	10,656,840

GROSS PROFIT	1,312,314	1,255,062	3,772,803	3,861,044

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	942,809	894,572	2,766,820	2,916,654

INCOME FROM OPERATIONS	369,505	360,490	1,005,983	944,390

OTHER INCOME (EXPENSE), NET	(53,683)	1,952,898	(48,664)	1,976,390

INCOME BEFORE INCOME TAX	315,822	2,313,388	957,319	2,920,780

INCOME TAX EXPENSE	27,788	38,270	124,014	137,359

NET INCOME	$288,034	$2,275,118	$833,305	$2,783,421

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.013	$0.098	$0.036	$0.120

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,952,009	23,029,215	22,996,584	23,022,950

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,970,959	23,174,605	23,031,926	23,178,091

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
NET INCOME	$288,034	$2,275,118	$833,305	$2,783,421

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATIONS ADJUSTMENTS AND TAX:

Foreign currency translation:
Net unrealized gain (loss)	(103,357)	5,232	(179,989)	33,723
Intercompany balances foreign exchange settlement, included in net income	64,153	-	64,153	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(39,204)	5,232	(115,836)	33,723

COMPREHENSIVE INCOME, NET OF TAX	$248,830	$2,280,350	$717,469	$2,817,144

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2022 (THREE MONTHS ENDED JULY 31, 2022)	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

STOCK-BASED COMPENSATION	-	-	-	-	14,399	-	-	-	14,399

PURCHASE OF TREASURY STOCK (10,400 SHARES)	-	-	-	-	-	-	-	(9,327)	(9,327)

NET INCOME	-	-	-	-	-	288,034	-	-	288,034

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(39,204)	-	(39,204)

BALANCE AT JULY 31, 2022	23,457,515	$2,346	-	$-	$1,523,393	$15,094,091	$28,619	$(499,857)	$16,148,592

							Accumulated
					Additional		Other
FISCAL YEAR 2022 (NINE MONTHS ENDED JULY 31, 2022)	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	43,200	-	-	-	43,200

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (70,903 SHARES)	-	-	-	-	-	-	-	(79,613)	(79,613)

NET INCOME	-	-	-	-	-	833,305	-	-	833,305

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(115,836)	-	(115,836)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT JULY 31, 2022	23,457,515	$2,346	-	$-	$1,523,393	$15,094,091	$28,619	$(499,857)	$16,148,592

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2021 (THREE MONTHS ENDED JULY 31, 2021)	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2021	23,433,341	$2,343	-	$-	$1,446,814	$20,304,927	$189,145	$(394,278)	$21,548,951

STOCK-BASED COMPENSATION	-	-	-	-	11,430	-	-	-	11,430

NET INCOME	-	-	-	-	-	2,275,118	-	-	2,275,118

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	5,232	-	5,232

BALANCE AT JULY 31, 2021	23,433,341	$2,343	-	$-	$1,458,244	$22,580,045	$194,377	$(394,278)	$23,840,731

							Accumulated
					Additional		Other
FISCAL YEAR 2021 (NINE MONTHS ENDED JULY 31, 2021)	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	34,290	-	-	-	34,290

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

NET INCOME	-	-	-	-	-	2,783,421	-	-	2,783,421

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	33,723	-	33,723

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT JULY 31, 2021	23,433,341	$2,343	-	$-	$1,458,244	$22,580,045	$194,377	$(394,278)	$23,840,731

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,034	$2,275,118	$833,305	$2,783,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of property and equipment	-	-	-	(7,404)
Stock-based compensation	14,399	11,430	43,200	34,290
Depreciation and amortization	12,962	18,183	38,307	58,438
Loans forgiveness	-	(1,956,291)	-	(1,956,291)
Decrease (increase) in accounts receivable	652,913	284,599	(257,384)	(336,467)
Decrease (increase) in other assets	220,778	(552,175)	489,341	(302,324)
Increase (decrease) in liabilities	(83,233)	360,860	(814,403)	(429,171)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,105,853	441,724	332,366	(155,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,087)	(7,110)	(7,132)	(11,726)
Proceeds from sale of property and equipment	-	-	-	57,571
Collection from promissory note receivable	-	-	-	1,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,087)	(7,110)	(7,132)	1,295,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9,327)	-	(79,613)	-
Payments on obligations under finance lease	-	-	-	(67,079)
Cash dividends paid to shareholders	-	-	(3,446,595)	(1,727,364)
NET CASH USED IN FINANCING ACTIVITIES	(9,327)	-	(3,526,208)	(1,794,443)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,607)	(2,931)	(28,542)	14,352
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,074,832	431,683	(3,229,516)	(639,754)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,163,997	16,066,487	17,468,345	17,137,924
CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,238,829	$16,498,170	$14,238,829	$16,498,170

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$67,550	$211,813	$574,757
Interest	$-	$-	$-	$1,404

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$623	$-	$22,161	$4,046
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$3	$2
Disposed property and equipment with accumulated depreciation of $35,833 for the three and nine months ended July 31, 2021	$-	$-	$-	$86,000

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2022

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2021 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2022 are not necessarily indicative of expected results for the full 2022 fiscal year.

The accompanying financial data as of July 31, 2022, and for the three-month and nine-month periods ended July 31, 2022 and 2021 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2021.

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

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company’s policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific balance is determined to be uncollectible in full. The effect of using this method approximates that of the allowance method. However, in the event the Company determines that the collectability of any account receivable reaches a certain uncertainty threshold, the Company will provide an allowance for doubtful account to reduce said balance. As of October 31, 2021 the Company provided an allowance of approximately $5.2 million, to cover the full balance of a customer account receivable. Nevertheless, the Company continues to monitor this account and actively seek full payment from this customer.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2022, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Depreciation of owned assets is provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Assets under finance leases are amortized over the lease term. While expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2022 and October 31, 2021, the accumulated depreciation amounted to $576,691 and $538,384, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2022 and October 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2021 condensed consolidated financial statements to conform them to the July 31, 2022 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

NOTE C – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Net income available to common equity holders - used to compute basic and diluted earnings per share	$288,034	$2,275,118	$833,305	$2,783,421

Weighted average number of common shares - used to compute basic earnings per share	22,952,009	23,029,215	22,996,584	23,022,950
Effect of options to purchase common stock	18,950	145,390	35,342	155,141
Weighted average number of shares - used to compute diluted earnings per share	22,970,959	23,174,605	23,031,926	23,178,091

For the three-month and nine-month periods ended July 31, 2022, options for the purchase of shares of 400,000 and 300,000 common stock, respectively, were not considered in computing diluted earnings per share because the effect was antidilutive. Options for the purchase of 80,000 shares of common stock for the three-month and nine-month periods ended July 31, 2021 were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE D – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company’s Stock Repurchase Program (“Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, from April 2020 to September 2021, the Company suspended purchases under the Repurchase Program. As of July 31, 2022 and October 31, 2021, a total of 448,057 and 366,754 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $436,885 and $357,272, respectively.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended on July 31, 2022 and 2021. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
REVENUES:
Puerto Rico consulting	$2,982,774	$3,749,071	$9,420,588	$10,861,147
United States consulting	1,105,870	622,669	3,518,556	1,546,889
Europe consulting	648,916	579,793	1,780,723	1,785,115
Other segment	36,543	36,376	40,658	324,733
Total consolidated revenues	$4,774,103	$4,987,909	$14,760,525	$14,517,884

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$163,566	$2,011,030	$323,281	$2,159,988
United States consulting	(30,843)	149,837	170,307	135,952
Europe consulting	190,924	154,937	506,608	534,981
Other segment	(7,825)	(2,416)	(42,877)	89,859
Total consolidated income before taxes	$315,822	$2,313,388	$957,319	$2,920,780

For the three and nine months ended July 31, 2021, consolidated income before taxes include the forgiveness of principal and accrued interest of SBA Loans for the Puerto Rico and United States markets of approximately $1.9 and $0.1 million, respectively.

Long lived assets (property and equipment) as of July 31, 2022 and October 31, 2021, and related depreciation and amortization expense for the three and nine months ended July 31, 2022 and 2021, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

Accounts receivable and revenues

Except for a specific customer account receivable disclosed in Note A, management deems all other of the Company’s accounts receivable to be fully collectible, and, as such, does not maintain any other allowances for uncollectible receivables.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2022 and 2021. During the three months ended July 31, 2022, revenues from these customers were 15.1%, 13.1%, 9.3%, 8.2% and 3.6%, or a total of 49.3%, as compared to the same period last year of 19.7%, 14.2%, 10.1%, 9.9%, and 6.8%, or a total of 60.7%, respectively. During the nine months ended July 31, 2022, revenues from these customers were 16.9%, 13.2%, 10.1%, 7.7% and 3.2%, or a total of 51.1%, as compared to the same period last year of 20.8%, 12.7%, 7.8%, 10.0% and 10.4%, or a total of 61.7%, respectively. On July 31, 2022, amounts due from these customers represented 37.4% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, five global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2022 and 2021. During the three months ended July 31, 2022, aggregate revenues from these global groups of affiliated companies were 15.1%, 13.1%, 9.3%, 8.2%, and 7.3%, or a total of 53.0%, as compared to the same period last year for 19.7%, 14.2%, 10.1%, 9.9%, and 7.4%, or a total of 61.3%, respectively. During the nine months ended July 31, 2022, aggregate revenues from these global group of affiliated companies were 16.9%, 13.2%, 10.1%, 7.7% and 6.7%, or a total of 54.6%, as compared to the same period last year for 20.8%, 12.7%, 7.8%, 10.0% and 12.1%, or a total of 63.4%, respectively. On July 31, 2022, amounts due from these global groups of affiliated companies represented 41.5% of total accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2021. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2022 and April 30, 2022, and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2022 and 2021, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2022		2021		2022		2021
Puerto Rico	$2,983	62.5%	$3,749	75.2%	$9,421	63.8%	$10,861	74.8%
United States	1,106	23.1%	623	12.5%	3,518	23.8%	1,547	10.7%
Europe	649	13.6%	580	11.6%	1,781	12.1%	1,785	12.3%
Other¹	36	0.8%	36	0.7%	41	0.3%	325	2.2%
	$4,774	100.0%	$4,988	100.0%	$14,761	100.0%	$14,518	100.0%

_____________________________

¹	Other segment represents a Brazilian compliance division which falls below the reportable threshold.

For the nine-month period ended July 31, 2022, the Company’s total revenues were approximately $14.8 million, a net increase of approximately $0.2 million when compared to the same period last year. The US consulting market had a revenue increase in projects of approximately $1.9 million, which was partially offset by the decrease in project revenue in the Puerto Rico and Brazilian markets of approximately $1.4 and $0.3 million, respectively. The European market sustained no major revenue change when compared to the same period last year. When compared to the same period last year, gross profit decreased by 1.0 percentage points. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and US markets. Selling, general and administrative expenses were approximately $2.8 million, a net decrease of approximately $0.1 million. The decline is mainly attributable to the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses. Other income decreased by approximately $2.0 million, as compared to the same period last year, as the result of the forgiveness of principal and accrued interest of the SBA Loans during the nine-month period ended July 31, 2021 for approximately $2.0 million. For the nine-month period ended July 31, 2022, these factors resulted in (i) income from operations of approximately $1.0 million, or an increase of $0.1 million when compared to the same period last year, and (ii) net income of approximately $0.8 million, or a decrease of approximately $2.0 million when compared to the same period last year.

Regional or global conflicts, including wars or economic sanctions between nations, price inflation, the COVID-19 pandemic, the Puerto Rico government financial constraints, the Tax Reform, and possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will  depend on our ability to seek service opportunities and adapt to industry trends, which are affected by variables such as local and global economy, any impacts of regional or global conflicts, price inflation, any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resource management trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2022 and 2021 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2022		2021		2022		2021
Revenues	$4,774	100.0%	$4,988	100.0%	$14,761	100.0%	$14,518	100.0%
Cost of services	3,462	72.5%	3,733	74.8%	10,988	74.4%	10,657	73.4%
Gross profit	1,312	27.5%	1,255	25.2%	3,773	25.6%	3,861	26.6%
Selling, general and administrative expenses	943	19.8%	895	17.9%	2,767	18.8%	2,917	20.1%
Other income (expense), net	(53)	-1.1%	1,953	39.1%	(49)	-0.3%	1,976	13.6%
Income before income taxes	316	6.6%	2,313	46..4%	957	6.5%	2,920	20.1%
Income tax expense	28	0.6%	38	0.8%	124	0.8%	137	0.9%
Net income	288	6.0%	2,275	45.6%	833	5.6%	2,783	19.2%

Revenues. Revenues for the three and nine months ended July 31, 2022 were $4.8 and $14.8 million, respectively.

For the three months ended July 31, 2022, this represents a net decrease of approximately $0.2 million when compared to the same period last year. The decrease is mainly attributable to decrease in projects in the Puerto Rico market for approximately $0.8 million, partially offset by the increase in project revenue in the US and European markets of approximately $0.5 and $0.1 million, respectively. The Brazilian market sustained no significant revenue change when compared to the same period last year.

For the nine months ended July 31, 2022, project revenue increased by $0.2 million when compared to the same period last year. The increase is mainly attributable tothe increase in US project revenue for approximately $1.9 million, partially offset by the decreases in consulting revenues in the Puerto Rico and Brazilian markets for approximately $1.4 and $0.3 million, respectively. The European market sustained no significant revenue change when compared to the same period last year.

Cost of Services; Gross profit. Cost of services for the three months ended July 31, 2022 was $3.5 million, a decrease of $0.3 million when compared to same period last year. For the nine months ended July 31, 2022 cost of services was $11.0 million, an increase of $0.3 million when compared to the same period last year.

Gross profit for the three months ended July 31, 2022 increased by 2.3 percentage points, when compared to the same period last year. The increase is mostly attributable to higher margin projects in the European and Puerto Rico markets.

For the nine months ended July 31, 2022, gross profit reflects a net decrease of 1.0 percentage point. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico and US markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2022 were $0.9 and $2.8 million, respectively. When compared to the same periods last year, there was no significant change for the three-month period ended July 31, 2022, while the nine-month period ended July 31, 2022 had a decrease of $0.1 million. This net decline is mainly attributable to the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses.

Other Income (Expense), net. Other income (expense) for the three and nine months ended July 31, 2022 resulted in a net expense of approximately $54,000 and $49,000, respectively, when compared to the same periods last year, this represents a decrease of approximately $2.0 million for both periods. The net decrease is mainly attributable to the forgiveness of principal and accrued interest of the SBA Loans during the three-month and nine-month periods ended July 31, 2021 of approximately $2.0 million.

Net Income. Net income for the three-months and nine-months periods ended July 31, 2022 was approximately $0.3 and $0.8 million, respectively, or a decrease for both periods of $2.0 million when compared to the same periods last year. The decrease is due to the forgiveness of principal and accrued interest of the SBA Loans during the three-month and nine-month periods ended July 31, 2021 of approximately $2.0 million.

For the three and nine months ended July 31, 2022, net income per common share for both basic and diluted were $0.013 and $0.036, respectively, or a per share decrease of $0.085 and $0.084 when compared to the same periods last year, respectively. The decrease is mainly the result of the forgiveness of principal and accrued interest of the SBA Loans during the three-month and nine-month periods ended July 31, 2021 of approximately $2.0 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2022, the Company had approximately $17.4 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the nine-month period ended July 31, 2022, the Company repurchased 81,303 shares of its common stock. As of July 31, 2022, the Company has 1,551,943 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2022.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2022 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2022 and April 30, 2022, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2022 and April 30, 2022, and this Quarterly Report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2022 through May 31, 2022	400	$0.95	400	1,561,943
June 1, 2022 through June 30, 2022	8,200	0.91	8,200	1,553,743
July 1, 2022 through July 31, 2022	1,800	0.84	1,800	1,551,943
Total	10,400	$0.90	10,400

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

Dated: September 14, 2022

