Form 10-K
period 2022-10-31
Pharma-Bio Serv, Inc.
filed 2023-01-30
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2022 (the last business day of the second quarter of the registrant’s current fiscal year), was $12,340,595.

The number of shares of the registrant’s common stock outstanding as of January 25, 2023 was 22,950,321.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2022 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.

FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2022

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

We have established quality systems for our employees which include:

•	Training Programs - including a current Good Manufacturing Practices exam prior to recruitment and periodic refreshers,

•	Recruitment Full Training Program - including employee manual, dress code, time sheets and good project management and control procedures, job descriptions, and firm operating and administration procedures,

•	Safety Program - including Occupational Safety and Health Act (“OSHA”) and Environmental Health and Safety, and

•	Code of Ethics and Business Conduct - a code of ethics and business conduct is used and enforced as one of the most significant company controls on personal behavior.

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. We have approximately 100 clients that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We participate in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

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

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2022 and 2021. During the years ended October 31, 2022 and 2021, these customers accounted for, in the aggregate, 38.8% and 40.9% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients’ strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 29 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

EMPLOYEES

Our “workforce” (which includes approximately 140 employees, plus independent contractors), is vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional and diverse employees and independent contractors is critical, not only in the current competitive labor market, but also to our long-term success. A diverse and inclusive workforce is a natural extension of our culture and original foundation. We are committed to ensuring that our workforce feels welcomed, valued, respected, and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our Company, and our communities.

The physical, emotional, and financial well-being of our employees is a high priority of our Company. To that end and compete effectively, we offer competitive compensation, healthcare insurance, wellness programs, paid time off, family leave, and workplace flexibility, among others.

We also endeavor to foster and maintain our unique and long-standing values-based culture. Our workforce is expected to exhibit and promote honest, ethical and respectful conduct in the workplace. Employee satisfaction, morale, engagement and feedback is monitored through satisfaction surveys conducted by management.

All of our employees are full-time employees. None are represented by a labor union, and we consider our employee relations to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	52	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	63	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

ITEM 1A. RISK FACTORS.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section.

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

Since most of our business is performed in Puerto Rico, the United States, Europe and Brazil, for pharmaceutical, biotechnology, medical device and chemical manufacturing companies, our ability to generate revenue and realize a profit could be impaired by factors impacting those markets. For example, changes in tax laws or regulatory, political or economic conditions, exposure to foreign exchange variations, high inflation levels or interest rates, which discourage businesses from operating in the markets we serve, which affect the need for services such as those provided by us, could impair our ability to generate revenue and realize a profit.

Companies in the pharmaceutical and related industries for which we perform services are subject to economic pressures, which affect their global operations, and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory, economic and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve entirely, and/or our operations may be adversely affected by foreign exchange variations, high inflation levels or interest rates, which could significantly impair our ability to generate revenue and realize a profit.

Puerto Rico’s economy, including its governmental budgetary constraints and the impact of hurricanes or any other natural disasters, including earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental budgetary constraints being imposed by the Oversight and Management Board for Puerto Rico under the Puerto Rico Management and Economic Stability Act (PROMESA), and the impacts of hurricanes or other natural disasters, including earthquakes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. Also, the damage resulting from the hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Furthermore, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s debt, and a weak energy infrastructure, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to several other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on businesses, including ours. For example, the coronavirus may negatively affect various aspects of our business, including our workforce, demand for our services and the ability of our clients to pay for our services. Further, an impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations. The extent to which our operations could be impacted by the pandemic would depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things. A health epidemic or other outbreak could materially and adversely affect the global economy, and consequently our business, financial condition and results of operations.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business is currently and has historically been dependent upon a small number of clients. During the years ended October 31, 2022 and 2021, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2022 and 2021, three customers accounted for, in aggregate, approximately 38.8% and 40.9% of total revenue, respectively.

The loss of, or significant reduction in the scope of work performed for, or any significant change in the financial terms related to, any major customer could impair our ability to operate profitably. We cannot assure that we will not sustain significant decreases in revenue from our major customers or that we will be able to replace any major customers or the resulting decline in revenue.

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

The collectability of our accounts receivable may be subject to our customers’ operations and funding sources.

If our customers’ cash flow, working capital, financial conditions or results of operations deteriorate, they may be unable to pay the accounts receivable owed to us promptly or at all. For example, the effects of the COVID-19 pandemic may cause our customers to be unable to satisfy their payment obligations, including their debts to us. As a result, we could be exposed to a certain level of credit risk. If a major customer experiences, or a significant number of customers experience, financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.

Consolidation in the pharmaceutical industry may have a harmful effect on our business.

In recent years, the pharmaceutical industry has undergone consolidation, and may in the future undergo further substantial consolidation which may reduce the number of our existing and potential customers. The consolidation in the pharmaceutical industry may have a harmful effect on our business and our ability to maintain and replace customers.

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

Some of our revenue is derived from fixed-price contracts. Our costs of services may exceed the revenue of these contracts if we do not accurately estimate the time and complexity of an engagement. Further, we are seeking contracts by which our compensation is based on specified performance objectives, such as the realization of cost savings, quality improvements or other performance objectives. Our failure to achieve these objectives would reduce our revenue and could impair our ability to operate profitably.

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

Because of consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than us. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled consultants. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot assure you that we will be able to compete effectively in an increasingly competitive market.

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

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks and in money market obligation trusts registered under the US Investment Company Act of 1940, as amended. The domestic bank deposit balances may exceed the FDIC insurance limits. In the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash will not be impacted by adverse conditions in the financial and credit markets.

We may be harmed if we do not penetrate markets and grow our current business operations.

If we fail to further penetrate our core and existing geographic markets, or to successfully expand our business into new markets, the growth in sales of our services, along with our operating results, could be materially adversely impacted. A key element of our growth strategy may be to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management’s attention and Company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot assure you that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to penetrate markets and grow our current business operations could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Disruptions in our information technology systems could adversely affect our business and the results of operations. If these systems fail or become unavailable for any period of time this could limit our ability to effectively monitor and control our operations and adversely affect our operations. Additionally, a breach or an alleged breach of our information technology systems could subject us to liability or reputational damage.

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

Regulatory Risks

Changes in tax laws in the United States, Puerto Rico or in other jurisdictions where we do business may adversely impact the willingness of our customers to continue or to expand their operations where we do business and may also impact our tax business model.

As a result of the continued changes in tax laws in the United States, Puerto Rico or other jurisdictions where we do business, the tax business model of various US or foreign companies and their subsidiaries, doing business in Puerto Rico and other foreign jurisdictions may be affected, making them a less attractive investment. Consequently, this may affect the willingness of such companies to continue, expand and/or bring new operations to jurisdictions where we do business, which may impair our ability to generate business in those markets, and may also impact our tax business model.

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

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. To conserve cash due to the economic uncertainty caused by the COVID-19 pandemic, in April 2020 the Company suspended the purchases under the Company Stock Repurchase Program. During September 2021 the Company resumed its repurchase program. The Company Stock Repurchase Program could affect the market price of our common stock and increase its volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended, has monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

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

On January 27, 2023, there were approximately 62 holders of record of our common stock.

During the year ended October 31, 2022, the Company paid dividends of $0.075 per share of common stock on January 3, 2022 and March 15, 2022 to shareholders of record at the close of business on December 15, 2021 and February 25, 2022, respectively. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	500,000	$0.9764	1,280,000
Equity compensation plans not approved by security holders	-	$-	-
Total	500,000		1,280,000

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock repurchase program

The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three-month period ended October 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2022 through August 31, 2022	1,500	$0.75	1,500	1,550,443
September 1, 2022 through September 30, 2022	1,500	$0.84	1,500	1,548,943
October 1, 2022 through October 31, 2022	-	$-	-	1,548,943
Total	3,000	$0.79	3,000

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

We market our services with a presence in industry trade shows, professional conventions, industry publications and company provided seminars to the industry. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

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

The following table sets forth information as to our revenue for the years ended October 31, 2022 and 2021, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2022		2021
Puerto Rico	$12,142	62.6%	$14,681	73.0%
United States	4,558	23.5%	2,721	13.5%
Europe	2,651	13.7%	2,329	11.6%
Other	48	0.2%	384	1.9%
Total revenue	$19,399	100.0%	$20,115	100.0%

For the year ended October 31, 2022, the Company’s revenues were $19.4 million, a net decrease of $0.7 million when compared to last year. The Puerto Rico and Brazilian consulting markets had a revenue decrease in projects of approximately $2.5 and $0.3 million, respectively, which was partially offset by the increase in projects revenue in the United States and European markets of approximately $1.8 and $0.3 million, respectively. When compared to last year, gross profit decreased by 1.5 percentage points. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico market. Selling, general and administrative expenses were approximately $3.7 million for the year ended October 31, 2022, a net decrease of approximately $5.5 million when compared to last year. The decrease is mainly attributable to a customer account receivable provision of approximately $5.2 million recorded last year, and the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses. When compared to last year, other income decreased by approximately $2.0 million as the result of last year’s forgiveness of principal and accrued interest of the SBA Loans for approximately the same amount. For the year ended October 31, 2022, these factors resulted in (i) income from operations of approximately $1.2 million, or an increase of $5.0 million when compared to last year, and (ii) net income of approximately $1.0 million, or an increase of approximately $3.0 million when compared to last year.

While we have not identified any material adverse effect resulting from the coronavirus (COVID-19) pandemic, (the “pandemic”) we continue to actively monitor the pandemic and any potential future impact it may have on our business and results of operations. The extent to which our operations will be impacted by the pandemic will depend largely on unknown developments which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning our customers, the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

The COVID-19 pandemic, the Puerto Rico government financial crisis, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”) and possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations, trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2022 and 2021 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2022		2021
Revenues	$19,399	100.0%	$20,115	100.0%
Cost of services	14,517	74.8%	14,755	73.3%
Gross profit	4,882	25.2%	5,360	26.7%
Selling, general and administrative expenses	3,707	19.1%	9,214	45.8%
Other income, net	13	0.0%	1,978	9.8%
Income before income taxes	1,188	6.1%	(1,876)	-9.3%
Income tax expense	181	0.9%	213	1.1%
Net income (loss)	1,007	5.2%	(2,089)	-10.4%

Revenues. Revenues for the year ended October 31, 2022 were $19.4 million, a net decrease of $0.7 million when compared to last year. The net decrease is attributable to the decrease in projects revenue in the Puerto Rico and Brazilian consulting markets of approximately $2.5 and $0.3 million, respectively, partially offset by the increase in projects revenue in the United States and European markets of approximately $1.8 and $0.3 million, respectively.

Cost of Services; gross profit. Cost of services for the year ended October 31, 2022 were $14.5 million, a decrease of $0.2 million when compared to last year. The overall gross profit reflected a gross profit decrease of 1.5 percentage points, when compared to last year. The net decrease in gross profit percentage points is mainly attributable to overall lower margin projects in the Puerto Rico market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.7 million, a net decrease of approximately $5.5 million when compared to last year. The decrease is mainly attributable to a customer account receivable provision of approximately $5.2 million recorded last year, and the decrease in consulting fees, non-recurring legal fees and other administrative and general expenses.

Other Income, net. For the year ended on October 31, 2022, other income decreased by approximately $2.0 million to $13,00. The decrease is mostly due to last year’s recording of the forgiveness of principal and accrued interest of the SBA Loans for approximately the same amount.

Net Income (loss). Net income for the year ended October 31, 2022 was approximately $1.0 million, an improvement of approximately $3.0 million when compared to last year. The variance in net income is mostly attributable to the last year recording of a $5.2 million provision for a customer account receivable, and decrease in consulting fees, non-recurring legal fees and other administrative and general expenses, partially offset by (i) last year’s recording of the forgiveness of principal and accrued interest of the SBA Loans, (ii) net decrease in revenues, and (iii) overall lower margin projects in the Puerto Rico market.

For the year ended October 31, 2022, net income per share of common stock for both basic and diluted was $0.044, an improvement of $0.135 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2022, the Company had approximately $17.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the year ended October 31, 2022, the Company purchased an aggregate of 84,303 shares of its common stock under the Company Stock Repurchase Program. As of October 31, 2022, the Company has 1,548,943 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2022.

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

Fair Value of Financial Instruments - The carrying value of the Company’s financial instruments, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to their liquidity or short-term nature.

Revenue Recognition - The Company records revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (i) Identify the contract with the customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to separate performance obligations; and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), and (2) short-term fixed-fee contracts or “not to exceed” contracts (representing approximately 1% of total revenues). Time and material contracts are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. Revenue for short term fixed fee contracts or “not to exceed” contracts is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such a determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2022, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases – The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

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

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2022 and 2021.

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

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed elsewhere in this Annual Report on Form 10-K or the Consolidated Financial Statements, are either not applicable, or will not have or are not expected to have a material impact on us.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2022.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2022, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2022, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2022, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2022, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2022, which will be filed with Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

PHARMA-BIO SERV, INC.

Dated: January 30, 2023	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 30, 2023
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 30, 2023
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	January 30, 2023
Kirk Michel

/s/ Howard Spindel	Director	January 30, 2023
Howard Spindel

/s/ Dov Perlysky	Director	January 30, 2023
Dov Perlysky

/s/ Irving Wiesen	Director	January 30, 2023
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Pharma-Bio Serv, Inc.

Dorado, Puerto Rico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (“the Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Crowe PR PSC is a member of the global network of Crowe LLP, the members of which are separate and independent legal entities.

We have served as the Company’s auditor since 2006.

/s/CROWE PR PSC

Guaynabo, Puerto Rico

January 30, 2023

Puerto Rico Society of Certified Public Accountants

Stamp number E509462 was

affixed to the original of this report

PHARMA-BIO SERV, INC.

Consolidated Balance Sheets

October 31, 2022 and 2021

	October 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$14,462,729	$17,468,345
Accounts receivable	4,982,500	4,613,142
Prepaids and other assets	498,374	740,869
Total current assets	19,943,603	22,822,356

Property and equipment	73,684	105,522
Operating lease right-of-use	502,685	639,969
Other assets	130,874	353,354
Total assets	$20,650,846	$23,921,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$140,855	$130,060
Accounts payable and accrued expenses	1,629,600	2,089,214
Current portion of US Tax Reform Transition Tax and income taxes payable	337,264	449,896
Total current liabilities	2,107,719	2,669,170

US Tax Reform Transition Tax payable	1,639,048	1,850,536
Long term operating lease liabilities	346,509	487,364
Total liabilities	4,093,276	5,007,070

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,457,515 and 23,433,341 shares issued, and 22,943,486 and 23,003,615 shares outstanding at October 31, 2022 and 2021, respectively	2,346	2,343
Additional paid-in capital	1,551,838	1,480,193
Retained earnings	15,267,470	17,707,384
Accumulated other comprehensive income	238,152	144,455
	17,059,806	19,334,375
Treasury stock, at cost; 514,029 and 429,726 common shares held on October 31, 2022 and 2021, respectively	(502,236)	(420,244)
Total stockholders’ equity	16,557,570	18,914,131
Total liabilities and stockholders’ equity	$20,650,846	$23,921,201

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Operations

For the Years Ended October 31, 2022 and 2021

	Years ended October 31,
	2022	2021
REVENUES	$19,398,727	$20,115,175

COST OF SERVICES	14,517,279	14,755,212

GROSS PROFIT	4,881,448	5,359,963

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,706,503	9,213,657

INCOME (LOSS) FROM OPERATIONS	1,174,945	(3,853,694)

OTHER INCOME, NET (INCLUDING LOANS FORGIVENESS DURING THE YEAR ENDED OCTOBER 31, 2021)	13,418	1,977,700

INCOME (LOSS) BEFORE INCOME TAX	1,188,363	(1,875,994)

INCOME TAX EXPENSE	181,679	213,246

NET INCOME (LOSS)	$1,006,684	$(2,089,240)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$0.044	$(0.091)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	23,002,583	23,026,260

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	23,031,815	23,161,727

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended October 31, 2022 and 2021

	Years ended October 31,
	2022	2021

NET INCOME (LOSS)	$1,006,684	$(2,089,240)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation:
Net unrealized gain (loss)	29,544	(16,199)
Intercompany balances foreign exchange settlement, included in net income	64,153	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	93,697	(16,199)

COMPREHENSIVE INCOME (LOSS)	$1,100,381	$(2,105,439)

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2022 and 2021

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2020	23,405,753	$2,341	-	$-	$1,423,954	$21,523,990	$160,654	$(394,278)	$22,716,661

STOCK-BASED COMPENSATION	-	-	-	-	56,239	-	-	-	56,239

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	27,588	2	-	-	-	(2)	-	-	-

PURCHASE OF TREASURY STOCK (25,600 SHARES)	-	-	-	-	-	-	-	(25,966)	(25,966)

NET LOSS	-	-	-	-	-	(2,089,240)	-	-	(2,089,240)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(16,199)	-	(16,199)

CASH DIVIDEND ($0.075 PER COMMON, SHARE AT RECORD DATE)	-	-	-	-	-	(1,727,364)	-	-	(1,727,364)

BALANCE AT OCTOBER 31, 2021	23,433,341	2,343	-	-	1,480,193	17,707,384	144,455	(420,244)	18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	71,645	-	-	-	71,645

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (84,303 SHARES)	-	-	-	-	-	-	-	(81,992)	(81,992)

NET INCOME	-	-	-	-	-	1,006,684	-	-	1,006,684

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	93,697	-	93,697

CASH DIVIDENDS ($0.075 PER SHARE OF COMMON STOCK AT RECORD DATES)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT OCTOBER 31, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2022 and 2021

	Years ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,006,684	$(2,089,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of property and equipment	-	(7,404)
Stock-based compensation	71,645	56,239
Depreciation and amortization	51,107	72,728
Loans forgiveness	-	(1,956,291)
Customer account receivable provision	-	5,246,782
Increase in accounts receivable	(463,323)	(134,990)
Decrease (increase) in prepaids and other assets	824,132	(143,234)
Increase (decrease) in liabilities	(897,788)	(239,748)
NET CASH PROVIDED BY OPERATING ACTIVITIES	592,457	804,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,269)	(10,845)
Proceeds from disposition of property and equipment	-	57,571
Collection of promissory note receivable	-	1,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,269)	1,296,726

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(81,992)	(25,966)
Cash dividends paid to shareholders	(3,446,595)	(1,727,364)
NET CASH USED IN FINANCING ACTIVITIES	(3,528,587)	(1,753,330)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50,217)	(17,817)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,005,616)	330,421
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,468,345	17,137,924
CASH AND CASH EQUIVALENTS – END OF YEAR	$14,462,729	$17,468,345

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$211,813	$574,757
Interest	$-	$1,404
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment with accumulated depreciation of $35,833 disposed during the year ended October 31, 2021	$-	$86,000
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$22,474	$4,046
Conversion of cashless exercise of options to shares of common stock	$3	$2

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Consolidated Financial Statements

For the Years Ended October 31, 2022 and 2021

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

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), and (2) short-term fixed-fee contracts or “not to exceed” contracts (representing approximately 1% of total revenues). Time and material contracts are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which has no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. Revenue for short term fixed fee contracts or “not to exceed” contracts is recognized similarly, except that certain milestones also have to be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such a determination is made.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2022, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2022 and 2021.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the issuance of the consolidated financial statements. The Company has determined that there are no events occurring in this period that require disclosure or adjustment.

Reclassifications

Certain reclassifications have been made to the October 31, 2021 consolidated financial statements to conform them to the October 31, 2022 consolidated financial statements presentation. Such reclassifications do not have an effect on net income (loss) as previously reported.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model. In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach. For the Company this guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Based on the Company’s assessment, it does not anticipate a material impact to the Company’s Consolidated Financial Statements.

NOTE B – CUSTOMER ACCOUNT RECEIVABLE

As of October 31, 2022 and 2021, one of the Company’s customers owed the Company approximately $5.2 million. The Company has been actively monitoring this account. The Company is aware that in the ordinary course of this customer’s business a significant portion of this customer’s operations are subject to compliance and regulatory approvals. This customer has experienced significant negative changes in its financial terms and challenges in obtaining financing and the process of developing a therapeutic drug for the treatment of COVID-19. On October 31, 2021, the Company determined that the collection of this customer’s account receivable became principally dependent on the commercial success of this therapeutic drug. As a result, the Company has been unable to estimate the future cash flows this customer will generate to settle this obligation or the timing of such future cash flows, if any. Therefore, on October 31, 2021, the Company established a full allowance for doubtful accounts of approximately $5.2 million due by this customer. Nevertheless, the Company continues to monitor this account and will actively seek full payment from this customer.

NOTE C – LOANS FORGIVENESS

On April 23, 2020, Pharma-PR, Pharma-Serv, and Pharma-US (collectively, the “Borrowers”) entered into loan agreements and related promissory notes to receive U.S. Small Business Administration Loans. These loans were originated pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and in the aggregate amount of $1,931,700 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on April 23, 2020. These SBA Loans terms followed the CARES Act provisions and the corresponding regulations issued by the SBA. Under regulations established by the Small Business Administration and the CARES Act, in July 2021 the Company applied for and obtained full forgiveness of the SBA Loans and the related accrued interests. The forgiveness of these loans and related interest for the aggregate amount of approximately $1,956,000 were recorded as other income on the Consolidated Statements of Operations for the year ended October 31, 2021.

NOTE D - PROPERTY AND EQUIPMENT

The balance of property and equipment at October 31, 2022 and 2021 consisted of the following:

		October 31,
	Useful life (years)	2022	2021
Vehicles	5	$115,623	$115,623
Computers	3	401,040	387,014
Equipment	3-7	142,670	139,685
Furniture and fixtures	10	1,440	1,584
Total		660,773	643,906
Less: Accumulated depreciation and amortization		(587,089)	(538,384)
Property and equipment, net		$73,684	$105,522

NOTE E - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years which started with the Company’s second quarter of fiscal year 2019. Previously, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen-year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company has requested PRIDCO the renegotiation of the Grant for an additional term of fifteen years.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%.

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2022, and 2021 is as follows:

	October 31,
	2022	2021
United States federal statutory rate	21.0%	(21.0)%
Tax holiday (PRIDCO Grant)	(6.4)%	(4.7)%
Other foreign jurisdictions earnings	0.2%	(1.2)%
PPP loans forgiveness	-%	(21.6)%
Allowance of resulting deferred tax asset	-%	58.7%
Other	0.5%	1.2%
Effective tax rate	15.3%	11.4%

The effective tax rates for the years ended October 31, 2022 and 2021 differ from the federal statutory rate mainly due to the impact of the jurisdictional mix of income and expenses. Except for the benefit derived from the PPP loans forgiveness for the year ended October 31, 2021, the benefit to our effective tax rate is mainly from foreign earnings results from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and is subject to tax incentive grants. As previously disclosed, these earnings are also subject to U.S. tax at a reduced rate of 10.5%.

As of October 31, 2022 and 2021 income tax expense includes US federal and state taxes of approximately $159,800 and $150,500, respectively, and foreign income taxes of $21,900 and $62,700, respectively.

Since October 31, 2021, Pharma-PR, Pharma-Serv and Scienza Labs have established an allowance against a customer account receivable for an aggregate expense amount of approximately $5,246,800, representing a potential deferred tax asset for those subsidiaries of approximately $209,900. However, an allowance has been provided covering the total amount of the potential deferred tax assets since it is uncertain whether they can be used in the future. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not. A deferred tax asset resulting from Pharma-Spain carryforward losses was fully allowed, however, as of October 31, 2022, remaining carryforward losses for Pharma-Spain were not significant.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2018 (2017 for Puerto Rico) through 2021 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE F – LEASES

Operating facilities - The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities are leased from an affiliate of our past Chairman of the Board (the “Landlord”). The lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended, has monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $1,000.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2022 are as follows:

Twelve months ending October 31,	Amount
2023	$174,730
2024	174,730
2025	174,730
2026	29,121
Total future minimum operating lease payments	553,311
Less: Amount of imputed interest	(65,947)
Present value of future minimum operating lease payments	487,364
Current operating lease liabilities	(140,855)
Long term operating lease liabilities	$346,509

Rent expense for the years ended October 31, 2022 and 2021 was approximately $186,000 and $187,000, respectively.

NOTE G – CONTINGENCIES

In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE H – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company’s Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. To conserve cash due to the economic uncertainty caused by the coronavirus pandemic, from April 2020 to September 2021, the Company suspended purchases under the Repurchase Program. As of October 31, 2022 and 2021, a total of 451,057 and 366,754 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $439,264 and $357,272, respectively.

On November 15, 2021, the Board of Directors of the Company declared a cash dividend of $0.075 per share of common stock for shareholders of record as of the close of business on December 15, 2021. Accordingly, an aggregate dividend payment of $1,722,391 was paid on January 3, 2022. Additionally, the Board of Directors of the Company declared, on February 7, 2022, a cash dividend of $0.075 per share of common stock. This dividend, for an aggregate amount of $1,724,204, was paid on March 15, 2022 to shareholders of record as of the close of business on February 25, 2022.

NOTE I – EARNINGS (LOSS) PER SHARE

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

	Years ended October 31,
	2022	2021
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$1,006,684	$(2,089,240)

Weighted average number of common shares - used to compute basic earnings (loss) per share	23,002,583	23,026,260
Effect of options to purchase common stock	29,232	135,467
Weighted average number of shares - used to compute diluted earnings (loss) per share	23,031,815	23,161,727

For the years ended October 31, 2022 and 2021, options for the purchase of 300,000 and 80,000 shares of common stock, respectively, were not included in computing earnings per share because their effect was antidilutive.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of the option has been estimated using the “simplified” method as provided in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, for plans with insufficient exercise experience. Under this method, the expected term equals the arithmetic average of the vesting term and the contractual term of the option. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect the fair values of stock options granted in such future periods and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

The 2014 Plan stock options activity and status for the years ended October 31, 2022 and 2021 was as follows:

	Year ended October 31,
	2022		2021
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	470,000	$0.9353	470,000	$0.8587
Granted	140,000	$0.9786	80,000	$1.4000
Exercised	(110,000)	$0.8036	(80,000)	$0.9500
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	500,000	$0.9764	470,000	$0.9353

Outstanding exercisable stock options at end of year	400,000	$0.9750	396,700	$0.8931

	October 31, 2022	October 31, 2021
Weighted average remaining years in contractual life for:
Total outstanding options	2.6 years	2.3 years
Outstanding exercisable options	2.2 years	2.1 years
Shares of common stock available for issuance pursuant to future stock option grants	1,280,000	1,420,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2022 and 2021:

	Year ended October 31,
	2022	2021
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	87.0%	87.6%
Risk free interest rate	1.1%	0.2%
Expected life of options	3.3 years	3.2 years
Weighted average fair value of options granted	$0.5667	$0.7928

As of October 31, 2022, estimated stock based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $27,660 will be recognized in a weighted average period of approximately 0.9 years.

As of October 31, 2022 and 2021, the aggregate intrinsic value of options outstanding under the 2014 Plan were approximately $14,800 and $74,100, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2022	2021
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	71,645	56,239
Stock-based compensation before tax	71,645	56,239
Income tax benefit	-	-
Net stock-based compensation expense	$71,645	$56,239
Effect on earnings per share:
Basic earnings per share	$(0.003)	$(0.002)
Diluted earnings per share	$(0.003)	$(0.002)

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended in October 31, 2022 and 2021. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2022	2021
REVENUES:
Puerto Rico consulting	$12,142,278	$14,680,665
United States consulting	4,558,018	2,720,662
Europe consulting	2,650,783	2,329,359
Other	47,648	384,489
Total consolidated revenues	$19,398,727	$20,115,175
INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting, including loans and related interest forgiveness of approximately $1,861,000 for the year ended October 31, 2021	$309,808	$(2,887,749)
United States consulting, including loan and related interest forgiveness of of approximately $95,000 for the year ended October 31, 2021	169,179	204,110
Europe consulting	771,651	720,427
Other	(62,275)	87,218
Total consolidated income before taxes	$1,188,363	$(1,875,994)

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2022 and 2021, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

Accounts receivable and revenues

Except as set forth in Note B - Customer Account Receivable, management deems all its accounts receivable to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2022 or 2021. During the year ended October 31, 2022, revenues from these customers were 15.9%, 12.9% and 10.0%, or a total of 38.8%, as compared to the same period last year for 20.1%, 12.3% and 8.5%, or a total of 40.9%, respectively. Revenues from these customers are all from the Puerto Rico consulting segment. At October 31, 2022 and 2021, amounts due from these customers represented 28.7% and 15.7% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level four groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2022 or 2021. During the year ended October 31, 2022, aggregate revenues from these global groups of affiliated companies were 15.9%, 12.9%, 10.0% and 7.7%, or a total of 46.5%, as compared to the same period last year for 20.1%, 12.3%, 8.5% and 11.1%, or a total of 52.0%, respectively. Revenues from these customers are all from the Puerto Rico consulting segment, except for the latter that also includes consulting revenue from the US consulting segment. On October 31, 2022 and 2021, amounts due from these global groups of affiliated companies represented 43.1% and 25.9% of total accounts receivable balance, respectively.

NOTE M - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. During the years ended October 31, 2022 and 2021 the Company contributed to these plans $134,700 and $131,700, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

On December 31, 2013, the Company entered into a Consulting Agreement with both our former Chairman and a company affiliated with our former Chairman (the “Consultant”), effective as of January 1, 2014. Pursuant to the Consulting Agreement as amended, the Consultant consulted with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as requested from time to time by the Board. The compensation paid under this agreement was $67,400 for the year ended October 31, 2021. The Consulting Agreement ended pursuant to its terms on December 31, 2020.

As more fully disclosed in Note F to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our past Chairman of the Board.

