Form 10-K/A
period 2022-10-31
Pharma-Bio Serv, Inc.
filed 2023-02-28
CIK 1304161

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

PCAOB ID 871

Location: Guaynabo, Puerto Rico

Explanatory Note

This Annual Meeting on Form 10-K/A is being filed by Pharma-Bio Serv, Inc. (the “Company”) to amend the Annual Report on Form 10-K for the year ended October 31, 2022 filed by the Company with the Securities and Exchange Commission (the “SEC”) on January 30, 2023 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

PHARMA-BIO SERV, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED OCTOBER 31, 2022

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors.

Name	Age	Positions with the Company	Director Since	Class (4)
Kirk Michel(1),(2)	67	Chairman of the Board	2006	Class II
Dov Perlysky(2),(3)	60	Director	2004	Class II
Howard Spindel(1),(3)	77	Director	2006	Class III
Irving Wiesen(1),(2),(3)	68	Director	2006	Class I

________________

(1)	Member of the Audit Committee and Compensation Committee.
(2)	Member of the Mergers and Acquisition Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)

Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2023 Annual Meeting of Stockholders, Class II directors are serving until the 2024 Annual Meeting of Stockholders and Class III directors are serving until the 2025 Annual Meeting of Stockholders.”

Kirk Michel, a director since 2006 and Chairman of the Board since January 2021, is the founder and a managing director of KEMA Advisors, Inc. (“KEMA”). Founded in 2000, KEMA is a boutique investment banking firm located in Charlotte, North Carolina. KEMA provides corporate finance advisory services to middle market companies and governmental agencies. Prior to KEMA, from 1995 to 2000, Mr. Michel was the co-founder and a managing director of Bahia Group Holdings, LLC, which provided corporate finance, public finance and merger and acquisition services to middle market companies and governmental agencies. Mr. Michel holds a M.B.A. degree in Finance and Accounting from the Columbia University Graduate School of Business and a B.A. in Economics from Northwestern University.

Mr. Michel brings extensive leadership, business, and finance experience to the Board. His experience as an investment banker has given him broad understanding and expertise, particularly relating to business and finance matters.

Dov Perlysky, a director since 2004, has been the managing member of Nesher, LLC, a private investment firm since 2000. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. Mr. Perlysky was a director of Enzo Biochem, Inc., a growth-oriented life sciences and clinical laboratory company listed on the New York Stock Exchange, until January 2022, a director of Highlands Bancorp, Inc., a New Jersey community bank until its sale to Lakeland Bank in 2019 and a director of Engex, Inc., a closed end investment company until its dissolution in 2018. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Northwestern University in 1991.

Mr. Perlysky brings extensive leadership and business experience, as well as an in-depth understanding of the Company’s history, as the former president of the Company from 2004 to 2006, and tremendous knowledge of our business and the pharmaceutical industry, to the Board.

Howard Spindel, a director since 2006, has been a consultant with Integrated Management Solutions, a securities industry consulting and recruitment firm which he founded, since 1985. In this capacity, he has also acted as a financial and operations principal, general securities principal, registered representative and options principal for several broker-dealers during this period. He was a director of Engex, Inc., a closed end investment company until its dissolution in 2018. Mr. Spindel received a B.S (Accounting) degree from Hunter College and is a member of the American Institute of Certified Public Accountants and of the New York State Society of Certified Public Accountants.

Mr. Spindel brings extensive leadership, business, and accounting experience to the Board. His experience as a consultant, certified public accountant and board member to other companies has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Irving Wiesen, a director since 2006, has practiced as an attorney specializing in food and drug law and regulation in the pharmaceutical and medical device industries for over forty years. For more than the past ten years he has been of counsel to the New York law firms, Ullman, Shapiro and Ullman, LLP and Cohen, Tauber, Spievack & Wagner. Prior to that, Mr. Wiesen was a partner in the New York food and drug law firm, Bass & Ullman, and also served as division counsel of Boehringer Ingelheim Pharmaceuticals, Inc. Mr. Wiesen represents pharmaceutical, medical device and biotechnology companies in all aspects of Food and Drug Administration regulation, corporate practice and compliance, litigation and allied commercial transactions. Mr. Wiesen received his J.D. degree from the New York University School of Law and holds an M.A. in English Literature from Columbia University and a B.A., cum laude, from Yeshiva University.

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

(e) Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), ”Identification of Directors” and Part III, Item 10(b), ”Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), ”Identification of Directors” of this Annual Report on Form 10-K/A.

(f) Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2022 (“Fiscal 2022”) or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

Our Board has determined that Mr. Spindel qualifies as an ”Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.pharmabioserv.com.

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2022.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2022 and 2021 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Option Awards($) (2)	All Other Compensation		Total
Victor Sanchez	2022	$231,000	$53,600	$14,640	$14,300	(3)	$313,540
President and Chief Executive Officer	2021	$231,000	$100,600	$-	$14,950	(3)	$346,550

Pedro Lasanta	2022	$175,000	$33,600	$14,640	$-		$223,240
Chief Financial Officer, Vice President-Finance and Administration and Secretary	2021	$175,000	$75,600	$-	$-		$250,600

________________

(1)

Represents bonus for services in fiscal years 2022 and 2021, which were paid in December 2022 and December 2021, respectively, and a statutory holiday bonus of $600 paid in December 2022 and 2021, respectively.

(2)

Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown reflect the grant date fair value of options granted to the executive officers determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note J – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

(3)	Represents health insurance plan expenses incurred pursuant to Mr. Sanchez’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested

Victor Sanchez (1)	-	25,000	$0.99	Dec. 9, 2026	-	-	-	-

Pedro Lasanta (2)	-	25,000	$0.99	Dec. 9, 2026
	100,000	-	$0.88	Oct. 4, 2024	-	-	-	-

 ________________

(1)	Represents options to purchase 25,000 shares of common stock which were granted on December 9, 2021. These options vest in three equal annual installments beginning on December 9, 2022.
(2)

Represents options to purchase 25,000 and 100,000 shares of common stock which were granted on December 9, 2021 and October 4, 2019, respectively. These options vest in three equal annual installments beginning on December 9, 2022 and October 4, 2020, respectively.

Employment Agreements

Victor Sanchez – Employment Agreement

On January 1, 2015, the Company entered into an Employment Agreement with Victor Sanchez, the Chief Executive Officer, President, and President of Europe Operations of the Company (the ”Employment Agreement”). Pursuant to the Employment Agreement, Mr. Sanchez is entitled to receive an annual base salary of $220,000 and such discretionary bonus, stock options and other equity-based incentives as determined by the Compensation Committee of the Company. Also, Mr. Sanchez is entitled to receive benefits provided to all other executive officers of the Company. Effective November 2, 2020, Mr. Sanchez’s salary was increased to $231,000.

Also, pursuant to the Employment Agreement, if the Company terminates the Employment Agreement and Mr. Sanchez’s employment other than for death, disability or cause, the Company shall (1) pay to Mr. Sanchez within 30 days after the date of termination (a) a lump-sum severance payment in an amount equivalent to one (1) year of salary at the time of the termination, less legal withholdings, or the severance established by PR labor law No. 80 of May 30, 1976, known as the ”Wrongful Discharge Act” (“Ley de Despido Injustificado”), whichever amount is higher; (b) any bonuses that he may have earned up to the date of his termination, and (c) the value of any unused accrued vacation days, (2) provide executive one (1) year health coverage for the executive and dependents, and (3) provide that any restricted stock units, options or other similar granted awards held by him will become vested and exercisable for a three month period following the termination. Also, pursuant to the Employment Agreement, in the event of a change of control of the Company in connection with a sale, merger or acquisition of the Company or the Company ceases to be a public company, and is no longer subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, any restricted stock units, options or other similar granted awards held by Mr. Sanchez will become vested and exercisable immediately prior to such event. If the Employment Agreement is terminated for death, disability or cause, no additional compensation will be payable subsequent to the date of such termination. The Employment Agreement also includes standard provisions relating to non-competition, non-solicitation and confidentiality.

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

Director Compensation

Effective January 1, 2014, and as amended on March 16, 2022, the Compensation Committee of the Board approved the following compensation to our independent directors (i) a $12,500 quarterly retainer fee and (ii) an automatic annual stock option grant of 20,000 shares to be granted on the tenth day of January each year. Also, each independent director received an option to purchase 25,000 shares of the Company’s common stock on the date of his first election.

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2022.

Name	Fees Earned (1)	Option Awards (2)(3)	Total
Kirk Michel	$50,000	$11,053	$61,053
Dov Perlysky	$50,000	$11,053	$61,053
Howard Spindel	$50,000	$11,053	$61,053
Irving Wiesen	$50,000	$11,053	$61,053

 ________________

(1)	During the fiscal year ended October 31, 2022, all members of the Board of Directors individually earned and were paid fees of $50,000 each.
(2)

Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown reflect the grant date fair value of options granted to the directors determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note J – Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

(3)

The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2022, each of the below named directors held the following number of options to purchase shares of common stock:

		OPTIONS GRANTED TO
Grant Date	Exercise Price	H. Spindel	K. Michel	I. Wiesen	D. Perlysky
1/10/2018	$0.52	20,000	-	-	-
1/10/2019	$1.00	20,000	20,000	20,000	20,000
1/10/2020	$0.76	20,000	20,000	20,000	20,000
1/10/2021	$1.40	20,000	20,000	20,000	20,000
1/10/2022	$0.97	20,000	20,000	20,000	20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of February 19, 2023 by:

•	each director;
•	each officer named in the summary compensation table (“Named Executive Officers”);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

As of February 19, 2023, the Company had 22,943,121 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 19, 2023	Percentage
Directors and Executive Officers
Dov Perlysky(1)	2,051,633	8.9%
Kirk Michel(2)	445,742	1.9%
Howard Spindel(3)	111,372	* %
Irving Wiesen(4)	114,335	*
Victor Sanchez(5)	18,549	*
Pedro Lasanta(6)	202,877	*
All Directors and Executive Officers as a group
(six persons)(7)	2,944,508	12.6%
5% or Greater Stockholders
Elizabeth Plaza(8)	3,852,921	16.8%
Venturetek, L.P.(9)	3,132,932	13.7%
Ramon Luis Dominguez Thomas (10)	2,060,060	9.0%
Addison McKinley Levi III (11)	2,050,059	8.9%
Adam Hirsh (12)	1,172,179	5.1%

________________

*	Less than 1%.

(1)

The shares of common stock beneficially owned by Mr. Perlysky include (i) 44,288 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) 70,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 19, 2023.

(2)

The shares of common stock beneficially owned by Mr. Michel consist of (i) 35,036 shares directly owned, (ii) 70,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 19, 2023, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(3)

The shares of common stock owned by Mr. Spindel represent 41,372 shares owned by his spouse and 70,000 shares issuable upon exercise of options, which are exercisable as of February 19, 2023. Mr. Spindel disclaims beneficial ownership of the shares held by his spouse.

(4)	The shares of common stock owned by Mr. Wiesen represent 44,335 shares directly owned and 70,000 shares issuable upon exercise of options, which are exercisable as of February 19, 2023.

(5)	The shares of common stock owned by Mr. Sanchez represent 10,224 shares directly owned and 8,325 shares issuable upon exercise of options, which are exercisable as of February 19, 2023.

(6)	The shares of common stock owned by Mr. Lasanta represent 94,552 shares directly owned and 108,325 shares issuable upon exercise of options, which are exercisable as of February 19, 2023.

(7)	Includes 396,650 shares issuable upon the exercise of options, which are exercisable as of February 19, 2023.

(8)

This information was obtained from the Form 4 filed by Elizabeth Plaza on June 28, 2021. The postal address stated on Ms. Plaza’s Form 4 is Calle Marginal Costa De Oro C-3, Suite 2, Dorado, Puerto Rico 00646.

(9)

This information was obtained from Amendment No. 4 to Schedule 13 D/A filed by Venturetek, L.P. (“Venturetek”) on September 6, 2011. This information does not include 1,565,058 shares underlying warrants, which warrants expired in January 2011, listed in the Schedule 13 D/A filed on January 5, 2011. Mr. David Selengut is the manager of TaurusMax LLC, which is the general partner of Venturetek. The postal address stated on Venturetek, L.P.’s Schedule 13D/A is 150 East 42nd Street, New York, NY 10017.

(10)

This information was obtained from a Schedule 13D filed by Ramon Luis Dominguez Thomas on March 27, 2014. The postal address stated on Mr. Dominguez Thomas’ Schedule 13D is c/o San Juan Holdings, Inc., MCS Plaza, Suite #305, 255 Ponce de Leon Avenue, San Juan, PR, 00917.

(11)

This information was obtained from a Schedule 13D filed by Addison McKinley Levi III on March 27, 2014. The postal address stated on Mr. Levi’s Schedule 13D is 6414 Stanton Drive, Apartment #208, Charlotte, North Carolina 28216.

(12)	This information was obtained from a Schedule 13G filed by Adam Hirsh on October 15, 2019. The postal address stated on Mr. Hirsh’s Schedule 13G is 1021 Saturn Court Incline Village, Nevada 89451.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2022.

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

 ________________

(1)	The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities are leased from an affiliate of our past Chairman of the Board and greater than 5% stockholder. The lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended, has monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

On December 31, 2013, the Company entered into a Consulting Agreement with both our former Chairman and a company affiliated with our former Chairman and greater than 5% stockholder (the “Consultant”), effective as of January 1, 2014. Pursuant to the Consulting Agreement as amended, the Consultant consulted with the Board regarding the Company’s strategic initiatives, company services, management, operations and other matters as requested from time to time by the Board. The compensation paid under this agreement was $67,400 for the year ended October 31, 2021. The Consulting Agreement ended pursuant to its terms on December 31, 2020.

On November 28, 2014, Pharma-Bio PR entered into an Independent Contractor Agreement with Nelida Plaza, the sister of our former Chairman of the Board and greater than 5% stockholder, pursuant to which Ms. N. Plaza provided independent services with project deliverables as requested by Pharm-Bio PR at a rate ranging from $90 to $125 per hour. This agreement was terminated in January 2022. Pursuant to the Independent Contractor Agreement, during the year ended October 31, 2021, Ms. N. Plaza was compensated $215,600, while no compensation was paid during the year ended October 31, 2022 as she did not provide services to the Company for that period.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

We were billed by Crowe PR PSC (formerly known as Horwath Velez & Co. PSC) (“Crowe”) in 2022 and 2021 as follows:

Description of services:	Fiscal 2022	Fiscal 2021
Audit fees	$58,990	$52,670
Audit-related fees	32,390	31,085
Tax fees	-	-
All other services	7,150	6,500
Total Fees	$98,530	$90,255

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Crowe and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Crowe during Fiscal 2022 and 2021.

The Audit Committee has considered the nature and amount of the fees billed by Crowe, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Crowe’s independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K.

1.

All Financial Statements: Consolidated Financial Statement are included in our Annual Report on Form 10-K filed with the Commission on January 30, 2023 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on January 30, 2023.

2.	Financial Statement Schedules: None.

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission as indicated in the description of each.

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013

3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023

4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020

10.8	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015

10.9	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.10	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.11	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009

10.12	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010

10.13	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012

10.14	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.15	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.16	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.17	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.18	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014

10.19	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

21.1	List of Subsidiaries	10-K	000-50956	21.1	1/30/2023

23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	1/30/2023

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/30/2023
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/30/2023
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/30/2023
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/30/2023
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/30/2023
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/30/2023
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			1

———————

*	Filed herewith
**	Furnished herewith

Exhibits 10.8 through 10.19 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: February 28, 2023	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

