Form 10-Q
period 2023-01-31
Pharma-Bio Serv, Inc.
filed 2023-03-17
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of March 10, 2023 was 22,966,615.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2023

2

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	January 31, 2023*	October 31, 2022**
Current assets
Cash and cash equivalents	$7,225,250	$14,462,729
Marketable securities	8,247,493	-
Accounts receivable	4,325,772	4,982,500
Prepaids and other assets	437,977	498,374
Total current assets	20,236,492	19,943,603

Property and equipment	65,624	73,684
Operating lease right-of-use	467,254	502,685
Other assets	131,040	130,874
Total assets	$20,900,410	$20,650,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$143,714	$140,855
Accounts payable and accrued expenses	1,328,986	1,629,600
Current portion of US Tax Reform Transition Tax and income taxes payable	488,760	337,264
Total current liabilities	1,961,460	2,107,719

US Tax Reform Transition Tax payable	1,639,048	1,639,048
Long term operating lease liabilities	309,564	346,509
Total liabilities	3,910,072	4,093,276

Stockholders’ equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,464,350 and 23,457,515 shares issued, and 22,950,321 and 22,943,486 shares outstanding at January 31, 2023 and October 31, 2022, respectively	2,346	2,346
Additional paid-in capital	1,566,639	1,551,838
Retained earnings	15,693,902	15,267,470
Accumulated other comprehensive income	229,687	238,152
	17,492,574	17,059,806
Treasury stock, at cost; 514,029 common shares held at January 31, 2023 and October 31, 2022	(502,236)	(502,236)
Total stockholders’ equity	16,990,338	16,557,570
Total liabilities and stockholders’ equity	$22,900,410	$20,650,846

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,
	2023	2022
REVENUES	$4,238,356	$5,019,104

COST OF SERVICES	2,998,200	3,774,521

GROSS PROFIT	1,240,156	1,244,583

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	911,524	888,735

INCOME FROM OPERATIONS	328,632	355,848

OTHER INCOME, NET	246,545	615

INCOME BEFORE INCOME TAX	575,177	356,463

INCOME TAX EXPENSE	148,745	51,219

NET INCOME	$426,432	$305,244

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.019	$0.013

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,945,120	22,979,004

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,957,755	23,033,944

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31,
	2023	2022
NET INCOME	$426,432	$305,244

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation:
Net unrealized gain (loss)	126,152	(25,493)
Intercompany balances foreign exchange settlement, included in net income	(134,617)	-

TOTAL OTHER COMPREHENSIVE LOSS	(8,465)	(25,493)

COMPREHENSIVE INCOME	$417,967	$279,751

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	14,801	-	-	-	14,801

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,835	-	-	-	-	-	-	-	-

NET INCOME	-	-	-	-	-	426,432	-	-	426,432

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(8,465)	-	(8,465)

BALANCE AT JANUARY 31, 2023	23,464,350	$2,346	-	$-	$1,566,639	$15,693,902	$229,687	$(502,236)	$16,990,338

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	14,400	-	-	-	14,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (54,603 SHARES)	-	-	-	-	-	-	-	(55,159)	(55,159)

NET INCOME	-	-	-	-	-	305,244	-	-	305,244

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(25,493)	-	(25,493)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,391)	-	-	(1,722,391)

BALANCE AT JANUARY 31, 2022	23,457,515	$2,346	-	$-	$1,494,593	$16,290,234	$118,962	$(475,403)	$17,430,732

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,432	$305,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	14,801	14,400
Depreciation and amortization	16,127	13,205
Reinvested interests	(51,596)	-
Decrease (increase) in accounts receivable	736,718	(446,308)
Decrease (increase) in other assets	(65,723)	146,533
Decrease in liabilities	(200,893)	(360,276)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	875,866	(327,202)

CASH FLOWS FROM INVESTING:
Acquisition of property and equipment	(8,067)	(684)
Marketable securities investment	(8,195,897)	-
NET CASH USED IN INVESTING ACTIVITIES	(8,203,964)	(684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(55,159)
Cash dividends paid to shareholders	-	(1,722,391)
NET CASH USED IN FINANCING ACTIVITIES	-	(1,777,550)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	90,619	(11,356)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,237,479)	(2,116,792)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,462,729	17,468,345
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,225,250	$15,351,553

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$9,149	$21,538
Conversion of cashless exercise of options to common stock	$-	$3

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

January 31, 2023

(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (currently inactive) (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (currently insignificant) (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Spain and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2023 are not necessarily indicative of expected results for the full 2023 fiscal year.

The accompanying financial data as of January 31, 2023, and for the three-month period ended January 31, 2023 and 2022 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2022.

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

Marketable securities consist of U.S. Treasury securities, which are categorized in Level 1 and have a short-term maturity.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments, including US Treasury securities, with maturities of three months or less.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2023, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2023 and October 31, 2022, the accumulated depreciation amounted to $605,618 and $587,089, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2023 and October 31, 2022.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2022 condensed consolidated financial statements to conform them to the January 31, 2023 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2022 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury securities, which are held until maturity and accordingly, are measured at amortized cost.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2018 (2017 for Puerto Rico) through 2022 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2023	2022
Net income available to common equity holders - used to compute basic and diluted earnings per share	$426,432	$305,244

Weighted average number of common shares - used to compute basic earnings per share	22,945,120	22,979,004
Effect of options to purchase common stock	12,635	54,940
Weighted average number of shares - used to compute diluted earnings per share	22,957,755	23,033,944

Options for the purchase of 400,000 and 160,000 shares of common stock for the three-month periods ended in January 31, 2023 and 2022, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. During the three-month period ended January31, 2023, no shares of common stock were repurchased pursuant to the Repurchase Program. As of January 31, 2023 and October 31, 2022, a total of 451,057 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $439,264.

NOTE F - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month periods ended January 31, 2023 and 2022. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2023	2022
REVENUES:
Puerto Rico consulting	$2,174,660	$3,363,876
United States consulting	1,093,964	1,186,707
Europe consulting	969,732	464,968
Other	-	3,553
Total consolidated revenues	$4,238,356	$5,019,104

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$61,650	$136,575
United States consulting	174,072	80,074
Europe consulting	356,550	153,076
Other	(17,095)	(13,262)
Total consolidated income before taxes	$575,177	$356,463

Long lived assets (property and equipment) as of January 31, 2023 and October 31, 2022, and related depreciation and amortization expense for the three months ended January 31, 2023 and 2022, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate offices.

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

Accounts receivable and revenues

The Company has established a full allowance for doubtful accounts for those accounts receivable balances for which collectability have reached a certain uncertainty threshold. Management deems all other of the Company’s accounts receivable to be fully collectible, and, as such, does not maintain any additional allowance for uncollectible receivables.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2023 and 2022. During the three months ended January 31, 2023, revenues from these customers were 13.1%, 12.0%, 7.7% and 8.5%, or a total of 41.3%, as compared to the percentages for the same period last year of 14.3%, 7.2%, 18.1% and 12.3%, or a total of 51.9%, respectively. For the three months ended January 31, 2023 and 2022, these customers represented for the Puerto Rico and Europe consulting reportable segments 29.3% and 12.0%, as compared to 44.7% and 7.2%, respectively. At January 31, 2023, amounts due from these customers represented 28.6% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level five customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2023 and 2022. During the three months ended January 31, 2023, aggregate revenues from these global groups of affiliated companies were 13.1%, 12.0%, 10.5%, 7.7% and 8.5%, or a total of 51.8%, as compared to the same period last year for 14.3%, 7.2%, 6.3%, 18.1% and 12.3%, or a total of 58.2%, respectively. For the three months ended January 31, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 32.3%, 7.5% and 12.0%, as compared to 47.7%, 3.3% and 7.2%, respectively. At January 31, 2023 amounts due from these global groups of affiliated companies represented 45.2% of total accounts receivable balance.

NOTE H – SUBSEQUENT EVENT

The Board of Directors of the Company declared on February 28, 2023, a cash dividend of $0.075 per common share. This dividend is payable on April 14, 2023 to shareholders of record as of the close of business on March 29, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended October 31, 2022. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022 and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2023 and 2022, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2023		2022
Puerto Rico	$2,174	51.3%	$3,364	67.0%
United States	1,094	25.8%	1,187	23.6%
Europe	970	22.9%	465	9.3%
Other	-	0.0%	3	0.1%
	$4,238	100.0%	$5,019	100.0%

For the three-month period ended January 31, 2023, the Company’s total revenues were approximately $4.2 million, a net decrease of approximately $0.8 million when compared to the same period last year. The Puerto Rico and US consulting markets had a revenue decline in projects of approximately $1.2 and $0.1 million, respectively, which was partially offset by an increase in project revenue in Europe of approximately $0.5 million. As depicted below, when compared to the same period last year, gross profit increased by 4.5 percentage points. The net improvement in gross profit percentage points is mainly attributable to overall better margin projects in the US and the Europe markets for the three-month period ended January 31, 2023.

Regional or global conflicts, including war or economic sanctions between nations, price inflation, the coronavirus pandemic, the Tax Reform, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, the coronavirus pandemic, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to the coronavirus pandemic and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month periods ended January 31, 2023 and 2022 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2023		2022
Revenues	$4,238	100.0%	$5,019	100.0%
Cost of services	2,998	70.7%	3,775	75.2%
Gross profit	1,240	29.3%	1,244	24.8%
Selling, general and administrative expenses	911	21.5%	889	17.7%
Other income, net	246	5.8%	1	0.0%
Income before income taxes	575	13.6%	356	7.1%
Income tax expense	149	3.5%	51	1.0%
Net income	426	10.1%	305	6.1%

Revenues. For the three-month period ended January 31, 2023, the Company’s total revenues were approximately $4.2 million, a net decrease of approximately $0.8 million when compared to the same period last year. The Puerto Rico and US consulting markets had a revenue decline in projects of approximately $1.2 and $0.1 million, respectively, which was partially offset by an increase in project revenue in Europe of approximately $0.5 million.

Cost of Services; Gross Profit. For the three-month period ended January 31, 2023, cost of services were approximately $3.0 million, a decrease of $0.8 million, when compared to the same period last year. Furthermore, gross profit increased by 4.5 percentage points during the period. The net improvement in gross profit percentage points is mainly attributable to overall better margin projects in the US and the Europe markets for the three-month period ended January 31, 2023.

Selling, General and Administrative Expenses. For the three-month period ended January 31, 2023, selling, general and administrative expenses were approximately $0.9 million, no significant change when compared to the same period last year.

Other Income, Net. Other income, net for the three months ended January 31, 2023 was approximately $0.2 million, and mostly attributable to $0.1 million of interest income and $0.1 million from the settlement of foreign exchange rates on intercompany balances,

Net Income. Net income for the three months ended January 31, 2023 was approximately $0.4 million, an increase of approximately $0.1 million when compared to the same period last year.

For the three-month period ended January 31, 2023, net income per common share for both basic and diluted was $0.019, an increase of $0.006 per share when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2023, the Company had approximately $18.3 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the three-month period ended January 31, 2023, the Company made no purchases under the Repurchase Program. As of January 31, 2023, the Company has 1,548,943 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2023.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2023 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022 and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those include the following: set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022 and this Quarterly Report on Form 10-Q .

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

                On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC. (collectively, “Romark”) with the Commonwealth of Puerto Rico Court of First Instance San Juan Superior Section.  The complaint sets forth a breach of contract by Romark for lack of payment of $5,246,781.81 for services rendered by the Company’s subsidiaries, plus interest.  As previously disclosed by the Company, on October 31, 2021, the Company established a full allowance for doubtful accounts of approximately $5.2 million due by this customer.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors included in our Form 10-K for the year ended October 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023, the Board of the Company adopted the Amended and Restated Bylaws (the “Amended Bylaws”) of the Company, effective February 8, 2023. The Amended Bylaws provided, among other things, Article I, Section 6 (Notice Of Stockholder Business And Nominations). This section has been added in order to establish an advance notice bylaw representing the exclusive means by which a stockholder may properly present business and nominations before a stockholder meeting. The procedural requirements of the section do not affect the rights of stockholders to request inclusion of proposals in the Company’s proxy statement under applicable rules of the SEC. The foregoing summary of Article I, Section 6 of the Amended Bylaws is qualified in its entirety by the text of the Amended Bylaws, which are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1

Amended and Restated Bylaws of Pharma-Bio Serv Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023).

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

Dated: March 17, 2023

