Form 10-Q
period 2023-04-30
Pharma-Bio Serv, Inc.
filed 2023-06-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of June 9, 2023 was 22,965,551.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2023

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2023 and October 31, 2022 (unaudited)	3

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended April 30, 2023 and 2022 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2023 and 2022 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2023 and 2022 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1-A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	April 30, 2023*	October 31, 2022**
Current assets
Cash and cash equivalents	$8,096,454	$14,462,729
Marketable securities	5,503,810	-
Accounts receivable	5,029,055	4,982,500
Prepaids and other assets	374,738	498,374
Total current assets	19,004,057	19,943,603

Property and equipment, net	53,221	73,684
Operating lease right-of-use	430,835	502,685
Other assets	130,172	130,874
Total assets	$19,618,285	$20,650,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$146,467	$140,855
Accounts payable and accrued expenses	1,535,760	1,629,600
Current portion of US Tax Reform Transition Tax and income taxes payable	562,629	337,264
Total current liabilities	2,244,856	2,107,719

US Tax Reform Transition Tax payable	1,427,560	1,639,048
Long-term operating lease liabilities	271,737	346,509
Total liabilities	3,944,153	4,093,276

Stockholders’ equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,512,880 and 23,457,515 shares issued, and 22,969,351 and 22,943,486 shares outstanding at April 30, 2023 and October 31, 2022, respectively	2,351	2,346
Additional paid-in capital	1,581,439	1,551,838
Retained earnings	14,374,732	15,267,470
Accumulated other comprehensive income	246,315	238,152
	16,204,837	17,059,806
Treasury stock, at cost; 543,529 and 514,029 common shares held at April 30, 2023 and October 31, 2022, respectively	(530,705)	(502,236)
Total stockholders’ equity	15,674,132	16,557,570
Total liabilities and stockholders’ equity	$19,618,285	$20,650,846

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
REVENUES	$4,563,142	$4,967,318	$8,801,498	$9,986,422

COST OF SERVICES	3,216,699	3,751,412	6,214,899	7,525,933

GROSS PROFIT	1,346,443	1,215,906	2,586,599	2,460,489

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	966,365	935,276	1,877,889	1,824,011

INCOME FROM OPERATIONS	380,078	280,630	708,710	636,478

OTHER INCOME, NET	192,616	4,404	439,161	5,019

INCOME BEFORE INCOME TAX	572,694	285,034	1,147,871	641,497

INCOME TAX EXPENSE	168,040	45,007	316,785	96,226

NET INCOME	$404,654	$240,027	$831,086	$545,271

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.018	$0.010	$0.036	$0.024

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,962,633	22,961,401	22,953,694	22,986,597

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	23,016,379	22,987,042	22,987,410	23,026,937

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
NET INCOME	$404,654	$240,027	$831,086	$545,271

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	68,099	(51,139)	194,251	(76,632)
Intercompany balances foreign exchange settlement, included in net income	(51,471)	-	(186,088)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	16,628	(51,139)	8,163	(76,632)

COMPREHENSIVE INCOME	$421,282	$188,888	$839,249	$468,639

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2023	23,464,350	$2,346	-	$-	$1,566,639	$15,693,902	$229,687	$(502,236)	$16,990,338

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	48,530	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (29,500 SHARES)								(28,469)	(28,469)

NET INCOME	-	-	-	-	-	404,654	-	-	404,654

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	16,628	-	16,628

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT APRIL 30, 2023	23,512,880	$2,351	-	$-	$1,581,439	$14,374,732	$246,315	$(530,705)	$15,674,132

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	29,601	-	-	-	29,601

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	55,365	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (29,500 SHARES)	-	-	-	-	-	-	-	(28,469)	(28,469)

NET INCOME	-	-	-	-	-	831,086	-	-	831,086

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	8,163	-	8,163

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT APRIL 30, 2023	23,512,880	$2,351	-	$-	$1,581,439	$14,374,732	$246,315	$(530,705)	$15,674,132

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2022	23,457,515	$2,346	-	$-	$1,494,593	$16,290,234	$118,962	$(475,403)	$17,430,732

STOCK-BASED COMPENSATION	-	-	-	-	14,401	-	-	-	14,401

PURCHASE OF TREASURY STOCK (16,300 SHARES)	-	-	-	-	-	-	-	(15,127)	(15,127)

NET INCOME	-	-	-	-	-	240,027	-	-	240,027

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(51,139)	-	(51,139)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,724,204)	-	-	(1,724,204)

BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	28,801	-	-	-	28,801

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (70,903 SHARES)	-	-	-	-	-	-	-	(70,286)	(70,286)

NET INCOME	-	-	-	-	-	545,271	-	-	545,271

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(76,632)	-	(76,632)

CASH DIVIDENDS ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,654	$240,027	$831,086	$545,271
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	14,800	14,401	29,601	28,801
Depreciation and amortization	13,167	12,140	29,294	25,345
Reinvested interests	(91,708)	-	(143,304)	-
Decrease (increase) in accounts receivable	(663,696)	(463,989)	73,022	(910,297)
Decrease (increase) in other assets	47,872	122,030	(17,851)	268,563
Increase (decrease) in liabilities	24,804	(370,894)	(176,089)	(731,170)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(250,107)	(446,285)	625,759	(773,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(764)	(4,361)	(8,831)	(5,045)
Marketable securities settlement (investment), net	2,835,391	-	(5,360,506)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,834,627	(4,361)	(5,369,337)	(5,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(28,469)	(15,127)	(28,469)	(70,286)
Cash dividends paid to shareholders	(1,723,819)	(1,724,204)	(1,723,819)	(3,446,595)
NET CASH USED IN FINANCING ACTIVITIES	(1,752,288)	(1,739,331)	(1,752,288)	(3,516,881)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	38,972	2,421	129,591	(8,935)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	871,204	(2,187,556)	(6,366,275)	(4,304,348)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,225,250	15,351,553	14,462,729	17,468,345
CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,096,454	$13,163,997	$8,096,454	$13,163,997

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$312,155	$211,813	$312,155	$211,813
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$6,160	$-	$15,309	$21,538
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$5	$-	$5	$3

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

April 30, 2023

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2023 are not necessarily indicative of expected results for the full 2023 fiscal year.

The accompanying financial data as of April 30, 2023, and for the three-month and six-month periods ended April 30, 2023 and 2022 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2022.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments, including US Treasury securities, with original maturities of three months or less.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2023, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2023 and October 31, 2022, the accumulated depreciation amounted to $618,785 and $587,089, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2023 and October 31, 2022.

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by the Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. The Company has not recognized such cash flows from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2022 condensed consolidated financial statements to conform them to the April 30, 2023 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2022, are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at amortized cost.

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

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009, and covers a fifteen-year period. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 are exempt from Puerto Rico earnings distribution tax. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company has requested PRIDCO the renegotiation of the Grant for an additional term of fifteen years.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%.

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

NOTE D – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Net income available to common equity holders - used to compute basic and diluted earnings per share	$404,654	$240,027	$831,086	$545,271

Weighted average number of common shares - used to compute basic earnings per share	22,962,633	22,961,401	22,953,694	22,986,597
Effect of options to purchase common stock	53,746	25,641	33,716	40,340
Weighted average number of shares - used to compute diluted earnings per share	23,016,379	22,987,042	22,987,410	23,026,937

For the three-month and six-month periods ended April 30, 2023, options for the purchase of 80,000 and 223,350 shares of common stock, respectively, and options for the purchase of 300,000 shares of common stock for the three-month and six-month periods ended April 30, 2022, were not considered in computing diluted earnings per share because their effect was antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2023 and October 31, 2022, a total of 480,557 and 451,057 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $467,733 and $439,264, respectively.

On February 28, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on March 29, 2023. Accordingly, an aggregate dividend payment of $1,723,819 was paid on April 14, 2023.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and six-month periods ended on April 30, 2023 and 2022. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
REVENUES:
Puerto Rico consulting	$1,955,803	$3,073,939	$4,130,463	$6,437,815
United States consulting	1,175,558	1,225,978	2,269,522	2,412,685
Europe consulting	1,425,547	666,839	2,395,279	1,131,807
Other segment	6,234	562	6,234	4,115
Total consolidated revenues	$4,563,142	$4,967,318	$8,801,498	$9,986,422

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$(6,827)	$23,140	$54,823	$159,715
United States consulting	(12,919)	121,076	161,153	201,150
Europe consulting	606,673	162,608	963,223	315,684
Other segment	(14,233)	(21,790)	(31,328)	(35,052)
Total consolidated income before taxes	$572,694	$285,034	$1,147,871	$641,497

Long lived assets (property and equipment) as of April 30, 2023 and October 31, 2022, and related depreciation and amortization expense for the three and six months ended April 30, 2023 and 2022, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are related to the corporate headquarters.

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

The Company’s revenues, and the related receivables, are concentrated in the pharmaceutical industry in Puerto Rico, the United States, Europe and Brazil. Although a few customers represent a significant source of revenue, the Company’s functions are not a continuous process, accordingly, the client base for which the services are typically rendered, on a project-by-project basis, changes regularly.

The Company provided a substantial portion of its services to six customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2023 and 2022. During the three months ended April 30, 2023, revenues from these customers were 14.6%, 11.6%, 10.6%, 7.5%, 8.8% and 7.3%, or a total of 60.4%, as compared to the same period last year of  0.0%, 3.3%, 12.2%, 10.4%, 8.5%, and 17.7%, or a total of 52.1%, respectively. During the six months ended April 30, 2023, revenues from these customers were 9.8%, 9.6%, 11.8%, 6.8%, 8.6% and 7.5%, or a total of 54.1%, as compared to the same period last year of  0.0%, 3.3%, 13.3%, 10.1%, 10.4% and 17.9%, or a total of 55.0%, respectively. For the three months ended April 30, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 26.7%, 19.1% and 14.6%, as compared to 38.4%, 13.7% and 0.0%, respectively. For the six months ended April 30, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 27.9%, 16.4% and 9.8%, as compared to 41.6%, 13.4% and 0.0%, respectively. On April 30, 2023, amounts due from these customers represented 53.0% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, six global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2023 and 2022. During the three months ended April 30, 2023, aggregate revenues from these global groups of affiliated companies were 14.6%, 13.4%, 10.6%, 10.0%, 8.8% and 7.3%, or a total of 64.7%, as compared to the same period last year for 0.0%, 6.3%, 12.2%, 10.4%, 8.5% and 17.7%, or a total of 55.1%, respectively. During the six months ended April 30, 2023, aggregate revenues from these global group of affiliated companies were 9.8%, 12.0%, 11.8%, 8.1%, 8.6% and 7.5%, or a total of 57.8%, as compared to the same period last year for 0.0%, 6.3%, 13.3%, 10.1%, 10.4% and 17.9%, or a total of 58.0%, respectively. For the three months ended April 30, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 31.0%, 19.1% and 14.6%, as compared to 41.4%, 13.7% and 0.0%, respectively. For the six months ended April 30, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 31.6%,  16.4% and 9.8%, as compared to 44.6%, 13.4% and 0.0%, respectively. At April 30, 2023, amounts due from these global groups of affiliated companies represented 55.1% of total accounts receivable balance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2022. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2023 and 2022, by geographic regions (dollars in thousands).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2023		2022		2023		2022
Puerto Rico	$1,956	42.9%	$3,074	61.9%	$4,130	46.9%	$6,438	64.5%
United States	1,176	25.8%	1,226	24.7%	2,270	25.8%	2,412	24.2%
Europe	1,425	31.2%	667	13.4%	2,395	27.2%	1,132	11.3%
Other	6	0.1%	-	0.0%	6	0.1%	4	0.0%
	$4,563	100.0%	$4,967	100.0%	$8,801	100.0%	$9,986	100.0%

For the six-month period ended April 30, 2023, the Company’s total revenues were approximately $8.8 million, a net decrease of approximately $1.2 million when compared to the same period last year. The decrease is mainly attributable to the decrease in Puerto Rico and United States project revenue for approximately $2.3 and $0.1 million, respectively, partially offset by the increase in consulting revenue in the European market for approximately $1.2 million. As described below, when compared to the same period last year, gross profit increased by 4.8 percentage points. This increase was mainly attributable to projects yielding higher margins in the European market for the six-month period ended April 30, 2023.

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

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2023 and 2022 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2023		2022		2023		2022
Revenues	$4,563	100.0%	$4,967	100.0%	$8,801	100.0%	$9,986	100.0%
Cost of services	3,216	70.5%	3,751	75.5%	6,214	70.6%	7,526	75.4%
Gross profit	1,347	29.5%	1,216	24.5%	2,587	29.4%	2,460	24.6%
Selling, general and administrative expenses	967	21.2%	935	18.8%	1,878	21.3%	1,824	18.3%
Other income, net	193	4.2%	4	0.0%	439	4.9%	5	0.1%
Income before income tax	573	12.5%	285	5.7%	1,148	13.0%	641	6.4%
Income tax expense	168	3.6%	45	0.9%	317	3.6%	96	1.0%
Net income	405	8.9%	240	4.8%	831	9.4%	545	5.4%

Revenues. Revenues for the three and six months ended April 30, 2023 were $4.6 and $8.8 million, respectively.

For the three months ended April 30, 2023, this represents a net decrease of approximately $0.4 million when compared to the same period last year. The decrease is mainly attributable to a decrease in projects in the Puerto Rico market of approximately $1.1 million, partially offset by the increase in project revenue in the European market of approximately $0.7 million. The United States and Brazilian markets sustained no major revenue change when compared to the same period last year.

For the six months ended April 30, 2023, project revenue decreased by $1.2 million when compared to the same period last year. The decrease is mainly attributable to the decrease in Puerto Rico and United States project revenue of approximately $2.3 and $0.1 million, respectively, partially offset by the increase in consulting revenue in the European market for approximately $1.2 million. The Brazilian market sustained no major revenue change when compared to the same period last year.

Cost of Services; Gross Profit. Cost of services for the three and six months ended April 30, 2023 were $3.2 and $6.2 million, respectively, a decrease of $0.5 and $1.3 million, when compared to the same periods last year, respectively. Gross profit for the three and six months ended April 30, 2023 increased by 5.0 and 4.8 percentage points, respectively, when compared to the same periods last year. The net improvement in gross profit percentage points is mainly attributable to projects yielding higher margins in the European market for the three-month and six-month periods ended April 30, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2023 were approximately $1.0 and $1.9 million, respectively, representing no material change when compared to the same periods last year.

Other Income, Net. Other income, net for the three and six months ended April 30, 2023 was approximately $0.2 and $0.4 million, respectively. The balances are mostly attributable to $0.1 and $0.2 million of interest income and $0.1 and $0.2 million from the settlement of foreign exchange rates on intercompany balances for the three and six months ended April 30, 2023, respectively.

Net Income. Net income for the three and six months ended April 30, 2023 was approximately $0.4 and $0.8 million, respectively, an increase of approximately $0.2 and $0.3 million when compared to the same periods last year, respectively.

For the three and six months ended April 30, 2023, net income per common share for both basic and diluted were $0.018 and $0.036, respectively, an increase of $0.008 and $0.012 when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2023, the Company had approximately $16.8 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the six-month period ended April 30, 2023, the Company repurchased 29,500 shares of its common stock. As of April 30, 2023, the Company has 1,519,443 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2023.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2023 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, and this Quarterly Report on Form 10-Q .

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC. (collectively, “Romark”) with the Commonwealth of Puerto Rico Court of First Instance San Juan Superior Section.  The complaint sets forth a breach of contract by Romark for lack of payment of $5,246,781.81 for services rendered by the Company’s subsidiaries, plus interest pursuant to the specific terms of the agreements signed between the parties. On April 26, 2023, the Company’s subsidiaries requested from the Court an entry of default against Romark for the full amount owed to the Company’s subsidiaries.  On April 27, 2023, the Court granted such request and made the entry of default against Romark, which default was granted following Romark’s failure to timely answer the complaint.  We are actively seeking full payment from Romark.  However, we cannot assure you that we will be successful in collecting any of the funds owed to the Company’s subsidiaries.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2023 through February 28, 2023	7,200	$0.88	7,200	1,541,743
March 1, 2023 through March 31, 2023	7,400	1.06	7,400	1,534,343
April 1, 2023 through April 30, 2023	14,900	0.96	14,900	1,519,443
Total	29,500	$0.97	29,500

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

Dated: June 14, 2023

