Form 10-Q
period 2023-07-31
Pharma-Bio Serv, Inc.
filed 2023-09-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of September 8, 2023 was 22,963,451.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2023

		Page
PART I FINANCIAL INFORMATION

Item 1 –	Financial Statements	3

	Condensed Consolidated Balance Sheets as of July 31, 2023 and October 31, 2022 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended July 31, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2023 and 2022 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 –	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 –	Legal Proceedings	19

Item 1-A –	Risk Factors	19

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 –	Exhibits	20

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	July 31, 2023*	October 31, 2022**
Current assets
Cash and cash equivalents	$2,869,584	$14,462,729
Marketable securities	11,714,596	-
Accounts receivable	4,631,107	4,982,500
Prepaids and other assets	515,327	498,374
Total current assets	19,730,614	19,943,603

Property and equipment, net	41,821	73,684
Operating lease right-of-use	394,003	502,685
Other assets	130,161	130,874
Total assets	$20,296,599	$20,650,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$149,441	$140,855
Accounts payable and accrued expenses	1,679,846	1,629,600
Current portion of US Tax Reform Transition Tax and income taxes payable	620,995	337,264
Total current liabilities	2,450,282	2,107,719

US Tax Reform Transition Tax payable	1,427,560	1,639,048
Long-term operating lease liabilities	233,276	346,509
Total liabilities	4,111,118	4,093,276

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,512,880 and 23,457,515 shares issued, and 22,964,251 and 22,943,486 shares outstanding at July 31, 2023 and October 31, 2022, respectively	2,351	2,346
Additional paid-in capital	1,596,238	1,551,838
Retained earnings	14,900,974	15,267,470
Accumulated other comprehensive income	221,706	238,152
	16,721,269	17,059,806
Treasury stock, at cost; 548,629 and 514,029 common shares held at July 31, 2023 and October 31, 2022, respectively	(535,788)	(502,236)
Total stockholders' equity	16,185,481	16,557,570
Total liabilities and stockholders' equity	$20,296,599	$20,650,846

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
REVENUES	$4,577,167	$4,774,103	$13,378,665	$14,760,525

COST OF SERVICES	3,027,160	3,461,789	9,242,059	10,987,722

GROSS PROFIT	1,550,007	1,312,314	4,136,606	3,772,803

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,089,541	942,809	2,967,430	2,766,820

INCOME FROM OPERATIONS	460,466	369,505	1,169,176	1,005,983

OTHER INCOME (EXPENSE), NET	126,985	(53,683)	566,146	(48,664)

INCOME BEFORE INCOME TAX	587,451	315,822	1,735,322	957,319

INCOME TAX EXPENSE	61,209	27,788	377,994	124,014

NET INCOME	$526,242	$288,034	$1,357,328	$833,305

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.023	$0.013	$0.059	$0.036

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,965,496	22,952,009	22,962,113	22,996,584

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,984,558	22,970,959	22,991,372	23,031,926

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
NET INCOME	$526,242	$288,034	$1,357,328	$833,305

OTHER COMPREHENSIVE LOSS

Foreign currency translation:
Net unrealized gain (loss)	(42,466)	(103,357)	151,785	(179,989)
Intercompany balances foreign exchange settlement, included in net income	17,857	64,153	(168,231)	64,153

TOTAL OTHER COMPREHENSIVE LOSS	(24,609)	(39,204)	(16,446)	(115,836)

COMPREHENSIVE INCOME	$501,633	$248,830	$1,340,882	$717,469

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE APRIL 30, 2023	23,512,880	$2,351	-	$-	$1,581,439	$14,374,732	$246,315	$(530,705)	$15,674,132

STOCK-BASED COMPENSATION	-	-	-	-	14,799	-	-	-	14,799

PURCHASE OF TREASURY STOCK (5,100 SHARES)	-	-	-	-	-	-	-	(5,083)	(5,083)

NET INCOME	-	-	-	-	-	526,242	-	-	526,242

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(24,609)	-	(24,609)

BALANCE AT JULY 31, 2023	23,512,880	$2,351	-	$-	$1,596,238	$14,900,974	$221,706	$(535,788)	$16,185,481

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	44,400	-	-	-	44,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	55,365	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (34,600 SHARES)	-	-	-	-	-	-	-	(33,552)	(33,552)

NET INCOME	-	-	-	-	-	1,357,328	-	-	1,357,328

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	(16,446)	-	(16,446)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT JULY 31, 2023	23,512,880	$2,351	-	$-	$1,596,238	$14,900,974	$221,706	$(535,788)	$16,185,481

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2022	23,457,515	$2,346	-	$-	$1,508,994	$14,806,057	$67,823	$(490,530)	$15,894,690

STOCK-BASED COMPENSATION	-	-	-	-	14,399	-	-	-	14,399

PURCHASE OF TREASURY STOCK (10,400 SHARES)	-	-	-	-	-	-	-	(9,327)	(9,327)

NET INCOME	-	-	-	-	-	288,034	-	-	288,034

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(39,204)	-	(39,204)

BALANCE AT JULY 31, 2022	23,457,515	$2,346	-	$-	$1,523,393	$15,094,091	$28,619	$(499,857)	$16,148,592

							Accumulated
					Additional		Other
FISCAL YEAR 2022	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	43,200	-	-	-	43,200

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (70,903 SHARES)	-	-	-	-	-	-	-	(79,613)	(79,613)

NET INCOME	-	-	-	-	-	833,305	-	-	833,305

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(115,836)	-	(115,836)

CASH DIVIDENDS ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT JULY 31, 2022	23,457,515	$2,346	-	$-	$1,523,393	$15,094,091	$28,619	$(499,857)	$16,148,592

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$526,242	$288,034	$1,357,328	$833,305
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	14,799	14,399	44,400	43,200
Depreciation and amortization	11,400	12,962	40,694	38,307
Reinvested interests	(34,734)	-	(178,038)	-
Decrease (increase) in accounts receivable	380,213	652,913	453,235	(257,384)
Decrease (increase) in other assets	(112,009)	220,778	(129,860)	489,341
Increase (decrease) in liabilities	170,854	(83,233)	(5,235)	(814,403)
NET CASH PROVIDED BY OPERATING ACTIVITIES	956,765	1,105,853	1,582,524	332,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,087)	(8,831)	(7,132)
Marketable securities investment, net	(6,176,052)	-	(11,536,558)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(6,176,052)	(2,087)	(11,545,389)	(7,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,083)	(9,327)	(33,552)	(79,613)
Cash dividends paid to shareholders	-	-	(1,723,819)	(3,446,595)
NET CASH USED IN FINANCING ACTIVITIES	(5,083)	(9,327)	(1,757,371)	(3,526,208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,500)	(19,607)	127,091	(28,542)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,226,870)	1,074,832	(11,593,145)	(3,229,516)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,096,454	13,163,997	14,462,729	17,468,345
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,869,584	$14,238,829	$2,869,584	$14,238,829

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$312,155	$211,813
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$623	$15,309	$22,161
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$5	$3

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2023

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2022 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2023 are not necessarily indicative of expected results for the full 2023 fiscal year.

The accompanying financial data as of July 31, 2023, and for the three-month and nine-month periods ended July 31, 2023 and 2022 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2022.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2023, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2023 and October 31, 2022, the accumulated depreciation amounted to $630,185 and $587,089, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2023 and October 31, 2022.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2022 condensed consolidated financial statements to conform them to the July 31, 2023 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed above or in the Annual Report on Form 10-K for the year ended October 31, 2022, are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

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

NOTE D – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Net income available to common equity holders - used to compute basic and diluted earnings per share	$526,242	$288,034	$1,357,328	$833,305

Weighted average number of common shares - used to compute basic earnings per share	22,965,496	22,952,009	22,962,113	22,996,584
Effect of options to purchase common stock	19,062	18,950	29,259	35,342
Weighted average number of shares - used to compute diluted earnings per share	22,984,558	22,970,959	22,991,372	23,031,926

For the three-month and nine-month periods ended July 31, 2023 options for the purchase of 223,350 shares of common stock were not considered in computing diluted earnings per share because their effect was antidilutive.  Options for the purchase of 400,000 and 300,000 shares of common stock for the three-month and nine-month periods ended July 31, 2022, respectively, were not included in computing diluted earnings per share because their effects were also antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2023 and October 31, 2022, a total of 485,657 and 451,057 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $472,816 and $439,264, respectively.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the three-month and nine-month periods ended on July 31, 2023 and 2022. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
REVENUES:
Puerto Rico consulting	$2,004,993	$2,982,774	$6,135,456	$9,420,588
United States consulting	1,234,509	1,105,870	3,504,031	3,518,556
Europe consulting	1,337,665	648,916	3,732,944	1,780,723
Other segment	-	36,543	6,234	40,658
Total consolidated revenues	$4,577,167	$4,774,103	$13,378,665	$14,760,525

INCOME (LOSS) BEFORE TAXES:
Puerto Rico consulting	$234,073	$163,566	$288,896	$323,281
United States consulting	80,575	(30,843)	241,728	170,307
Europe consulting	281,030	190,924	1,244,253	506,608
Other segment	(8,227)	(7,825)	(39,555)	(42,877)
Total consolidated income before taxes	$587,451	$315,822	$1,735,322	$957,319

Long lived assets (property and equipment) as of July 31, 2023 and October 31, 2022, and related depreciation and amortization expense for the three and nine months ended July 31, 2023 and 2022, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are related to the corporate headquarters.

NOTE G - CONCENTRATIONS OF RISK

Cash, Cash Equivalents and Marketable Securities

The Company’s domestic cash, cash equivalents and marketable securities consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of twelve months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. No losses have been experienced nor are expected on these accounts.

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

The Company provided a substantial portion of its services to five customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2023 and 2022. During the three months ended July 31, 2023, revenues from these customers were 22.1%, 11.0%, 14.7%, 5.0% and 5.5%, or a total of 58.3%, as compared to the same period last year of 0.0%, 13.1%, 8.2%, 15.1% and 9.3%, or a total of 45.7%, respectively. During the nine months ended July 31, 2023, revenues from these customers were 14.9%, 11.5%, 11.1%, 6.6% and 7.5%, or a total of 51.6%, as compared to the same period last year of 0.0%, 13.2%, 7.7%, 16.9% and 10.1%, or a total of 47.9%, respectively. For the three months ended July 31, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 21.5%, 0.0% and 36.8%, as compared to 37.5%, 0.0% and 8.2%, respectively. For the nine months ended July 31, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 25.6%, 0.0% and 26.0%, as compared to 40.2%, 0.0% and 7.7%, respectively. On July 31, 2023, amounts due from these customers represented 42.4% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, six global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2023 and 2022. During the three months ended July 31, 2023, aggregate revenues from these global groups of affiliated companies were 22.1%, 11.0%, 9.9%, 14.7%, 5.0% and 5.5%, or a total of 68.2%, as compared to the same period last year for 0.0%, 13.1%, 6.6%, 7.7%, 16.9% and 10.1%, or a total of 54.4%, respectively. During the nine months ended July 31, 2023, aggregate revenues from these global group of affiliated companies were 14.9%, 11.5%, 11.2%, 11.1%, 6.6% and 7.5%, or a total of 62.8%, as compared to the same period last year for 0.0%, 13.2%, 6.6%, 7.7%, 16.9% and 10.1%, or a total of 54.5%, respectively. For the three months ended July 31, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 23.0%, 8.4% and 36.8%, as compared to 43.3%, 3.4% and 7.7%, respectively. For the nine months ended July 31, 2023 and 2022, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 27.7%, 9.1% and 26.0%, as compared to 43.4%, 3.4% and 7.7%, respectively. At July 31, 2023, amounts due from these global groups of affiliated companies represented 64.6% of total accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2022. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Report on Form 10-Q for the quarters ended January 31, 2023 and April 30, 2023, and this Quarterly Report on Form 10-Q.

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate divisions in Puerto Rico, the United States, Europe (including some managed Asian projects) and to a lesser extent Latin America, and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2023 and 2022, by geographic regions (dollars in thousands).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2023		2022		2023		2022
Puerto Rico	$2,005	43.8%	$2,983	62.5%	$6,135	45.9%	$9,421	63.8%
United States	1,234	27.0%	1,106	23.1%	3,504	26.2%	3,518	23.8%
Europe	1,338	29.2%	649	13.6%	3,733	27.9%	1,781	12.1%
Other	-	0.0%	36	0.8%	6	0.0%	41	0.3%
Total revenue	$4,577	100.0%	$4,774	100.0%	$13,378	100.0%	$14,761	100.0%

For the nine-month period ended July 31, 2023, the Company’s total revenues were approximately $13.4 million, a net decrease of approximately $1.4 million when compared to the same period last year. The decrease is mainly attributable to the decrease in Puerto Rico project revenue for approximately $3.3 million, partially offset by the increase in consulting revenue in the European market for approximately $1.9 million. As described below, when compared to the same period last year, gross profit increased by 5.3 percentage points. This increase was mainly attributable to projects yielding higher margins in the European market for the nine-month period ended July 31, 2023.

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

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2023 and 2022 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2023		2022		2023		2022
Revenues	$4,577	100.0%	$4,774	100.0%	$13,378	100.0%	$14,761	100.0%
Cost of services	3,027	66.1%	3,462	72.5%	9,242	69.1%	10,988	74.4%
Gross profit	1,550	33.9%	1,312	27.5%	4,136	30.9%	3,773	25.6%
Selling, general and administrative expenses	1,090	23.8%	943	19.8%	2,967	22.2%	2,767	18.8%
Other income (expense), net	127	2.7%	(53)	-1.1%	566	4.2%	(49)	-0.3%
Income before income tax	587	12.8%	316	6.6%	1,735	12.9%	957	6.5%
Income tax expense	61	1.3%	28	0.6%	378	2.8%	124	0.8%
Net income	526	11.5%	288	6.0%	1,357	10.1%	833	5.6%

Revenues. Revenues for the three and nine months ended July 31, 2023 were $4.6 and $13.4 million, respectively.

For the three months ended July 31, 2023, this represents a net decrease of approximately $0.2 million when compared to the same period last year. The decrease is mainly attributable to a decrease in projects in the Puerto Rico market of approximately $1.0 million, partially offset by the increase in project revenue in the European and United States markets of approximately $0.7 and $0.1 million, respectively. The Brazilian market sustained no major revenue change when compared to the same period last year.

For the nine months ended July 31, 2023, project revenue decreased by $1.4 million when compared to the same period last year. The decrease is mainly attributable to the decrease in Puerto Rico project revenue of approximately $3.3 million, partially offset by the increase in consulting revenue in the European market for approximately $1.9 million. The United States and Brazilian markets sustained no major revenue change when compared to the same period last year.

Cost of Services; Gross Profit. Cost of services for the three and nine months ended July 31, 2023 were $3.0 and $9.2 million, respectively, a decrease of $0.4 and $1.7 million, when compared to the same periods last year, respectively. Gross profit for the three and nine months ended July 31, 2023 increased by 6.4 and 5.3 percentage points, respectively, when compared to the same periods last year. The net improvement in gross profit percentage points is mainly attributable to projects yielding higher margins in the European market for the three-month and nine-month periods ended July 31, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2023 were approximately $1.1 and $3.0 million, respectively, an increase of $0.1 and $0.2 million when compared to the same periods last year, respectively. The increase is mostly attributable to investments on industry and employee activities aimed to solidify our business and human capital position, plus the overall increase in expenses which support our operations.

Other Income (Expense), Net. Other income, net for the three and nine months ended July 31, 2023 were approximately $0.1 and $0.6 million, respectively. The balances are mostly attributable to $0.1 and $0.4 million of interest income for the three and nine months ended July 31, 2023, respectively, and $0.2 million from the settlement of foreign exchange rates on intercompany balances for the nine-month period ended July 31, 2023.

Net Income. Net income for the three and nine months ended July 31, 2023 were approximately $0.5 and $1.4 million, respectively, an increase of approximately $0.2 and $0.5 million when compared to the same periods last year, respectively.

For the three and nine months ended July 31, 2023, net income per common share for both basic and diluted were $0.023 and $0.059, respectively, an increase of $0.010 and $0.023 when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2023, the Company had approximately $17.3 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the nine-month period ended July 31, 2023, the Company repurchased 34,600 shares of its common stock. As of July 31, 2023, the Company has 1,514,343 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2023.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2023 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2023 and April 30, 2023, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2022, our Quarterly Reports on Form 10-Q for the quarter ended January 31, 2023 and April 30, 2023, and this Quarterly Report on Form 10-Q .

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”) with the Commonwealth of Puerto Rico Court of First Instance San Juan Superior Section.  The complaint sets forth a breach of contract by Romark for lack of payment of $5,246,782 for services rendered by the Company’s subsidiaries, plus interest pursuant to the specific terms of the agreements signed between the parties. On April 26, 2023, the Company’s subsidiaries requested from the Court an entry of default against Romark for the full amount owed to the Company’s subsidiaries. On April 27, 2023, the Court granted such request and made the entry of default against Romark, which default was granted following Romark’s failure to timely answer the complaint. We are currently pursuing collection from Romark. However, we cannot guarantee a successful outcome in collecting any of the funds owed to the Company's subsidiaries.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended July 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2023 through May 31, 2023	3,300	$1.03	3,300	1,516,143
June 1, 2023 through June 30, 2023	1,400	$0.93	1,400	1,514,743
July 1, 2023 through July 31, 2023	400	$0.98	400	1,514,343
Total	5,100	$1.00	5,100

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

_______________

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

Dated: September 14, 2023

