Form 10-K
period 2023-10-31
Pharma-Bio Serv, Inc.
filed 2024-01-29
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2023 (the last business day of the second quarter of the registrant’s current fiscal year), was $13,638,206.

The number of shares of the registrant’s common stock outstanding as of January 24, 2024 was 22,963,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2023 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.

FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2023

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

Our executive offices are located at Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico 00646. Our telephone number is (787) 278-2709. The financial information about our reporting segments appear in Note J to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our website is www.pharmabioserv.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a regulatory affairs, quality, compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, and European markets, and to a lesser extent the Brazilian market which is under development. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies principally in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, former health agencies officials, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

We believe the most significant factors to achieving future business growth include our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced consultants; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe, Brazil and other emerging pharmaceutical markets to respond to the international compliance needs of our clients and potential clients. Our business is affected to the extent economic conditions impact the decisions of our clients and potential clients to establish operations, or continue or expand their existing operations.

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. During the year ended October 31, 2023, we have serviced approximately 80 customers that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We participate in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities in Puerto Rico, United States, Europe and other markets. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to four customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2023 and 2022. During the years ended October 31, 2023 and 2022, these customers accounted for, in the aggregate, 37.6% and 38.8% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are, on an overall basis, larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within our major markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients’ strategies to reduce costs, price of service has become a major factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 30 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

The market of qualified and experienced consultants that can provide technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel, we market our name recognition in the Puerto Rico market, our reputation with our clients, and salary and benefit packages.

INTELLECTUAL PROPERTY RIGHTS

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

HUMAN CAPITAL

Our “workforce” (which includes approximately 100 employees, plus independent contractors), is vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional and diverse employees and independent contractors is critical, not only in the current competitive labor market, but also to our long-term success. A diverse and inclusive workforce is a natural extension of our culture and original foundation. We are committed to ensuring that our workforce feels welcomed, valued, respected, and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our Company, and our communities.

The physical, emotional, and financial well-being of our employees is a high priority of our Company. To that end and to compete effectively, we offer competitive compensation, healthcare insurance, wellness programs, paid time off, family leave, and workplace flexibility, among others.

We also endeavor to foster and maintain our unique and long-standing values-based culture. Our workforce is expected to exhibit and promote honest, ethical and respectful conduct in the workplace. Employee satisfaction, morale, engagement and feedback is monitored through satisfaction surveys conducted by management.

All of our employees are full-time employees. None are represented by a labor union, and we consider our employee relations to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	53	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	64	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

Operational Risks

Because our business is concentrated in the life science and medical devices industries in Puerto Rico, the United States and Europe, any changes in those industries or in those markets could impair our ability to generate revenue and realize a profit.

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

Companies in the pharmaceutical and related industries for which we perform services are subject to economic pressures, which affect their global operations, and which may influence the decision to reduce or increase the scope of their operations in the markets we serve. These companies consider a wide range of factors in making such a decision, and may be influenced by a need to consolidate operations, to reduce expenses, to increase their business in geographical regions where there are large customer bases, tax, regulatory, economic and political considerations and many other factors. We cannot assure you that our customers and potential customers will not make extensive reductions or terminate their operations in the markets we serve, and/or our operations may be adversely affected by: changes in tax legislation, foreign exchange variations, high inflation levels or interest rates, which could significantly impair our ability to generate revenue and realize a profit.

Puerto Rico’s economy, including its governmental budgetary constraints, declining population growth, and the impact of hurricanes or any other natural disasters, including earthquakes, may affect the willingness of businesses to commence or expand operations in Puerto Rico, or may also consider closing operations located in Puerto Rico.

As a result of Puerto Rico’s governmental budgetary constraints being imposed by the Oversight and Management Board for Puerto Rico under the Puerto Rico Management and Economic Stability Act (PROMESA), the declining population growth, and the impacts of hurricanes or other natural disasters, including earthquakes, businesses may be reluctant to establish or expand their operations in Puerto Rico, or might consider closing operations currently in Puerto Rico. Also, the damage resulting from the hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island’s economic base. Furthermore, since Puerto Rico’s economy is petroleum-based, the fluctuating price of oil, combined with Puerto Rico’s debt, and a weak energy infrastructure, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the pharmaceutical and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Because our business is dependent upon a small number of clients, the loss of a major client could impair our ability to operate profitably.

Our business is currently and has historically been dependent upon a small number of clients. During the years ended October 31, 2023 and 2022, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2023 and 2022, four customers accounted for, in aggregate, approximately 37.6% and 38.8% of total revenue, respectively.

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

Our future success will depend in part upon our ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

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

If we fail to further penetrate target markets, or to successfully expand our business into new markets, the growth in sales of our services, along with our operating results, could be materially adversely impacted. A key element of our growth strategy may be to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management’s attention and Company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot assure you that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to penetrate markets and grow our current business operations could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Government regulatory agencies proposals or interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors may affect our costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We have a diversified and skilled workforce which is contracted to cover the different project opportunities which vary ratably from time to time. Depending on the project, the workforce may be either employees or independent contractors with backgrounds that vary from experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering. Although we believe we have properly classified our independent contractors, there can be no assurance that Government regulatory agencies new proposals or interpretations of existing rules and regulations may change, or at least challenge, the classification of our independent contractors. Consequently, our costs and taxes may adversely affect our business, financial condition, results of operations and prospects.

Changes in tax laws in the United States, Puerto Rico or in other jurisdictions where we do business may adversely impact the willingness of our customers to continue or to expand their operations where we do business and may also impact our tax business model.

As a result of the continued changes in tax laws in the United States, Puerto Rico or other jurisdictions where we do business, the tax business model of various US or foreign companies and their subsidiaries, doing business in Puerto Rico and other foreign jurisdictions may be affected, making them a less attractive investment. For example, the US implemented the Global Intangible Low-Tax Income ("GILTI") as part of the 2017 Tax Cuts and Jobs Act, and under the sponsor of the Organization for Economic Cooperation and Development (the “OECD”), various other countries entered into an agreement to establish a global minimum corporate tax rate of 15%, effective for the year 2024. Consequently, this may affect the willingness of such companies to continue, expand and/or bring new operations to jurisdictions where we do business, which may impair our ability to generate business in those markets, and may also impact our tax business model.

If we are unable to renegotiate the term of the tax grant issued by the Puerto Rico Industrial Development Company (“PRIDCO”) we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The Company holds a tax grant issued by PRIDCO, which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009 and covers a fifteen-year period, ending on October 31, 2024. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested the renegotiation of the grant from PRIDCO for an additional term of fifteen years. As of the date of this filing, we have not received from PRIDCO a status for this request. If we are unable to renegotiate the term of the grant, we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Our services either require us to develop intellectual property for clients or provide our personnel with access to our clients’ intellectual property. Because of the highly competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries and the sensitivity of our clients’ intellectual property rights, our ability to generate business would be impaired if we fail to protect those rights. Although our employees and contractors are required to sign non-disclosure agreements, any disclosure of a client’s intellectual property by an employee or contractor may subject us to litigation and may impair our ability to generate business either from the affected client or other potential clients. In addition, we are required to enter into confidentiality agreements and our failure to protect the confidential information of our clients may impair our business relationship.

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

There is a limited market for our common stock. Since trading commenced in December 2006, there has been limited volume and on some days there has been no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

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

We cannot guarantee that our Stock Repurchase Program will be fully implemented or that it will enhance long-term stockholder value.

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. As a result, there can be no guarantee around the timing or volume of our share repurchases. We intend to finance any stock repurchases through operating cash flow. There is no guarantee as to the number of shares that will be repurchased, and the Stock Repurchase Program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The Stock Repurchase Program could increase volatility in and affect the price of our common stock. The existence of our Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our Stock Repurchase Program will diminish our cash reserves. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 1C.  CYBER SECURITY.

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

Also, the Company maintains an office facility in Madrid, Spain, which is under a month-to-month lease with monthly payment of approximately $500.

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”) with the Commonwealth of Puerto Rico Court of First Instance San Juan Superior Section.  The complaint sets forth a breach of contract by Romark for lack of payment of $5,246,782 for services rendered by the Company’s subsidiaries, plus interest pursuant to the specific terms of the agreements signed between the parties. On April 26, 2023, the Company’s subsidiaries requested from the Court an entry of default against Romark for the full amount owed to the Company’s subsidiaries. On April 27, 2023, the Court granted such request and made the entry of default against Romark, which default was granted following Romark’s failure to timely answer the complaint. On November 7th, 2023 the Company’s subsidiaries filed a motion requesting the entry of summary judgment. On November 13, 2023, a judgment was entered by the Court ordering  Romark to pay jointly all monetary amounts claimed by the Company’s subsidiaries, plus interests to be counted from the judgment date at an annual rate of 9.25%. The Company’s subsidiaries will continue to pursue the collection from Romark. However, we cannot guarantee a successful outcome in collecting any of the funds owed to the Company’s subsidiaries. No further losses are expected to be incurred in relation to this.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On January 19, 2024, there were approximately 62 holders of record of our common stock.

During the year ended October 31, 2023, the Company paid dividends of $0.075 per share of common stock on April 14, 2023 to shareholders of record at the close of business on March 29, 2023. On December 15, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about February 15, 2024 to shareholders of record as of the close of business on January 30, 2024. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	343,350	$1.0081	1,200,000
Equity compensation plans not approved by security holders	-	$-	-
Total	343,350		1,200,000

The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014.

Stock Repurchase Program

The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three-month period ended October 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2023 through August 31, 2023	800	$0.99	800	1,513,543
September 1, 2023 through September 30, 2023	-	$-	-	1,513,543
October 1, 2023 through October 31, 2023	-	$-	-	1,513,543
Total	800	$0.99	800

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

ITEM 6. [RESERVED.]

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

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, and European markets, and to a lesser extent the Brazilian market which is under development. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Europe and, to a lesser extent, Brazil and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

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

The Company holds a tax grant issued by PRIDCO, which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009 and covers a fifteen-year period, ending on October 31, 2024. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO the renegotiation of the tax grant for an additional term of fifteen years.  As of the date of this filing, we have not received a status from PRIDCO for this request, accordingly, we cannot provide assurance on the outcome for our renegotiation application. For additional information relating to the tax grant issued by PRIDCO, please see Note D – Income Taxes of the consolidated financial statements.

The following table sets forth information as to our revenue for the years ended October 31, 2023 and 2022, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2023		2022
Puerto Rico	$8,038	47.4%	$12,142	62.6%
United States	4,672	27.5%	4,558	23.5%
Europe	4,260	25.1%	2,651	13.7%
Other	6	0.0%	48	0.2%
Total revenue	$16,976	100.0%	$19,399	100.0%

For the year ended October 31, 2023, the Company’s revenues were approximately $17.0 million, a net decrease of $2.4 million when compared to last year. The Puerto Rico consulting market had a revenue decrease in projects of approximately $4.1 million, which was partially offset by the increase in projects revenue in the European and United States markets of approximately $1.6 and $0.1 million, respectively. When compared to last year, gross profit increased by 4.6 percentage points. The net improvement in gross profit percentage points is mainly attributable to projects yielding higher margins in the European market for the year ended October 31, 2023. Selling, general and administrative expenses were approximately $3.9 million, a net increase of approximately $0.2 million when compared to last year. The increase is mostly attributable to investments in industry and employee activities aimed at solidifying our business and human capital position, plus the overall increase in expenses which support our operations. When compared to last year, other income increased by approximately $0.6 million as the result of the increase in interest income of $0.5 million, plus the net settlement of foreign exchange rates on intercompany balances of approximately $0.1 million. For the year ended October 31, 2023, these factors resulted in net income of approximately $1.3 million, or an increase of approximately $0.3 million when compared to last year.

Regional or global conflicts, including war or economic sanctions between nations, price inflation, pandemics, the Tax Reform, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to pandemics and resources management trends will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2023 and 2022 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2023		2022
Revenues	$16,976	100.0%	$19,399	100.0%
Cost of services	11,910	70.2%	14,517	74.8%
Gross profit	5,066	29.8%	4,882	25.2%
Selling, general and administrative expenses	3,949	23.2%	3,707	19.1%
Other income, net	570	3.3%	13	0.0%
Income before income taxes	1,687	9.9%	1,188	6.1%
Income tax expense	377	2.2%	181	0.9%
Net income	1,310	7.7%	1,007	5.2%

Revenues. Revenues for the year ended October 31, 2023 were approximately $17.0 million, a net decrease of $2.4 million when compared to last year. The net decrease is mainly attributable to the decrease in Puerto Rico project revenue of approximately $4.1 million, partially offset by the increase in consulting revenue in the European and United States markets for approximately $1.6 and $0.1 million, respectively. The Brazilian market sustained no major revenue change when compared to the same period last year, which is still not significant.

Cost of Services; Gross Profit. Cost of services for the year ended October 31, 2023 were $11.9 million, a decrease of $2.6 million when compared to last year. Gross profit for the year ended October 31, 2023 increased by 4.6 percentage points when compared to last year. The net improvement in gross profit percentage points is mainly attributable to projects yielding higher margins in the European market for the year ended October 31, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.9 million, a net increase of approximately $0.2 million when compared to last year. The increase is mostly attributable to investments in industry and employee activities aimed at solidifying our business and human capital position, plus the overall increase in expenses which support our operations.

Other Income, Net.  Other income, net for the year ended October 31, 2023, increased by approximately $0.6 million when compared to last year. The increase is mostly attributable to the increase in interest income of $0.5 million, plus the net settlement of foreign exchange rates on intercompany balances of $0.1 million.

Net Income. Net income for the year ended October 31, 2023 was approximately $1.3 million, an improvement of approximately $0.3 million when compared to last year.

For the year ended October 31, 2023, net income per share of common stock for both basic and diluted was $0.057, an improvement of $0.013 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2023, the Company had approximately $17.2 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the year ended October 31, 2023, the Company purchased an aggregate of 35,400 shares of its common stock under the Repurchase Program. As of October 31, 2023, the Company has 1,513,543 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2023.

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

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments, including US Treasury securities, with original maturities of three months or less.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2023, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2023 and 2022.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are discussed in Item 1A Risk Factors above.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2023.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013
3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023
4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020
10.1	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.2	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.3	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.4	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.5	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010
10.6	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.7	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.8	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.9	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.10	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.11	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.12	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

———————

*   Filed herewith

** Furnished herewith

Exhibits 10.1 through 10.12 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: January 29, 2024	By:	/s/ Victor Sanchez
		Name:	Victor Sanchez
		Title:	Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President Europe Operations	January 29, 2024
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2024
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	January 29, 2024
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2024
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2024
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2024
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Pharma-Bio Serv, Inc.

Dorado, Puerto Rico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (“the Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CROWE PR PSC

Guaynabo, Puerto Rico

January 29, 2024

Puerto Rico Society of Certified Public Accountants

Stamp number E555075 was

affixed to the original of this report

PHARMA-BIO SERV, INC.

Consolidated Balance Sheets

October 31, 2023 and 2022

	October 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$10,446,054	$14,462,729
Marketable securities	4,531,164	-
Accounts receivable	3,940,845	4,982,500
Prepaids and other assets	483,034	498,374
Total current assets	19,401,097	19,943,603

Property and equipment	32,849	73,684
Operating lease right-of-use	356,450	502,685
Other assets	111,665	130,874
Total assets	$19,902,061	$20,650,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$152,474	$140,855
Accounts payable and accrued expenses	1,467,425	1,629,600
Current portion of US Tax Reform Transition Tax and income taxes payable	533,782	337,264
Total current liabilities	2,153,681	2,107,719

US Tax Reform Transition Tax payable	1,427,560	1,639,048
Long term operating lease liabilities	194,035	346,509
Total liabilities	3,775,276	4,093,276

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,512,880 and 23,457,515 shares issued, and 22,963,451 and 22,943,486 shares outstanding at October 31, 2023 and 2022, respectively	2,351	2,346
Additional paid-in capital	1,596,922	1,551,838
Retained earnings	14,853,826	15,267,470
Accumulated other comprehensive income	210,266	238,152
	16,663,365	17,059,806
Treasury stock, at cost; 549,429 and 514,029 common shares held on October 31, 2023 and 2022, respectively	(536,580)	(502,236)
Total stockholders’ equity	16,126,785	16,557,570
Total liabilities and stockholders’ equity	$19,902,061	$20,650,846

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Operations

For the Years Ended October 31, 2023 and 2022

	Years ended October 31,
	2023	2022
REVENUES	$16,976,856	$19,398,727

COST OF SERVICES	11,910,445	14,517,279

GROSS PROFIT	5,066,411	4,881,448

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,949,000	3,706,503

INCOME FROM OPERATIONS	1,117,411	1,174,945

OTHER INCOME, NET	570,076	13,418

INCOME BEFORE INCOME TAX	1,687,487	1,188,363

INCOME TAX EXPENSE	377,307	181,679

NET INCOME	$1,310,180	$1,006,684

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.057	$0.044

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	22,970,892	23,002,583

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,997,854	23,031,815

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended October 31, 2023 and 2022

	Years ended October 31,
	2023	2022

NET INCOME	$1,310,180	$1,006,684

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation: Net unrealized gain (loss)	(4,742)	29,544
Intercompany balances foreign exchange settlement, included in net income	(23,144)	64,153

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(27,886)	93,697

COMPREHENSIVE INCOME	$1,282,294	$1,100,381

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2023 and 2022

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2021	23,433,341	$2,343	-	$-	$1,480,193	$17,707,384	$144,455	$(420,244)	$18,914,131

STOCK-BASED COMPENSATION	-	-	-	-	71,645	-	-	-	71,645

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	24,174	3	-	-	-	(3)	-	-	-

PURCHASE OF TREASURY STOCK (84,303 SHARES)	-	-	-	-	-	-	-	(81,992)	(81,992)

NET INCOME	-	-	-	-	-	1,006,684	-	-	1,006,684

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	93,697	-	93,697

CASH DIVIDENDS ($0.075 PER COMMON, SHARE AT RECORD DATE)	-	-	-	-	-	(3,446,595)	-	-	(3,446,595)

BALANCE AT OCTOBER 31, 2022	23,457,515	2,346	-	-	1,551,838	15,267,470	238,152	(502,236)	16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	45,084	-	-	-	45,084

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	55,365	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (35,400 SHARES)	-	-	-	-	-	-	-	(34,344)	(34,344)

NET INCOME	-	-	-	-	-	1,310,180	-	-	1,310,180

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(27,886)	-	(27,886)

CASH DIVIDEND ($0.075 PER SHARE OF COMMON STOCK AT RECORD DATES)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT OCTOBER 31, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2023 and 2022

	Years ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,310,180	$1,006,684
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45,084	71,645
Depreciation and amortization	48,086	51,107
Amortization of operating lease right-of-use	146,235	137,284
Reinvested interests	(320,077)	-
Decrease (increase) in accounts receivable	1,093,246	(463,323)
Decrease (increase) in prepaids and other assets	(105,132)	686,848
Decrease in liabilities	(326,662)	(897,788)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,890,960	592,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,251)	(19,269)
Marketable securities investment, net	(4,211,087)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,218,338)	(19,269)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(34,344)	(81,992)
Cash dividends paid to shareholders	(1,723,819)	(3,446,595)
NET CASH USED IN FINANCING ACTIVITIES	(1,758,163)	(3,528,587)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	68,866	(50,217)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,016,675)	(3,005,616)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	14,462,729	17,468,345
CASH AND CASH EQUIVALENTS – END OF YEAR	$10,446,054	$14,462,729

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$422,155	$211,813
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$17,067	$22,474
Conversion of cashless exercise of options to shares of common stock	$5	$3

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Consolidated Financial Statements

For the Years Ended October 31, 2023 and 2022

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (“Scienza Labs”) (currently inactive), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (currently insignificant) (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Europe and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting service.

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

Revenue is primarily derived from: (1) time and material contracts (representing approximately 99% of total revenues), and (2) short-term fixed-fee contracts or “not to exceed” contracts (representing approximately 1% of total revenues). Time and material contracts are typically based on the number of hours worked at contractually agreed upon rates. These service contracts relate to work which has no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. Revenue for short term fixed fee contracts or “not to exceed” contracts is recognized similarly, except that certain milestones also must be reached before revenue is recognized. If the Company determines that a contract will result in a loss, the Company recognizes the estimated loss in the period in which such a determination is made.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments, including US Treasury securities, with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company’s policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific balance is determined to be uncollectible in full. The effect of using this method approximates that of the allowance method. However, in the event the Company determines that the collectability of any account receivable reaches a certain uncertainty threshold, the Company will provide an allowance for doubtful accounts to reduce said balance. As of October 31, 2023 and 2022, the Company had not identified any account reaching the uncertainty threshold, except for an account being litigated by the Company, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2023, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases

The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term, based on a discount rate of 8%.

Property and Equipment

Owned property and equipment are stated at cost.

Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2023 and 2022.

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

Subsequent Events

The Company has evaluated subsequent events to the date of the issuance of the consolidated financial statements. The Company has determined that there are no events occurring in this period that require disclosure or adjustment, except as disclosed in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the October 31, 2022 consolidated financial statements to conform them to the October 31, 2023 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach. For the Company, this guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Based on the Company’s assessment, it does not anticipate a material impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting to provide more detail information about a reportable segment's expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, although early adoption is permitted.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment on October 31, 2023 and 2022 consisted of the following:

		October 31,
	Useful life (years)	2023	2022
Vehicles	5	$115,623	$115,623
Computers	3	405,711	401,040
Equipment	3-7	142,670	142,670
Furniture and fixtures	10	3,854	1,440
Total		667,858	660,773
Less: Accumulated depreciation and amortization		(635,009)	(587,089)
Property and equipment, net		$32,849	$73,684

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

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009 and covers a fifteen-year period, ending on October 31, 2024. The Grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions, accumulated since November 1, 2009, are exempt from Puerto Rico earnings distribution tax. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company has requested PRIDCO the renegotiation of the Grant for an additional term of fifteen years.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%. The Spanish subsidiary operations in Spain are taxed at a regular income tax rate of 25%.

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2023, and 2022 is as follows:

	October 31,
	2023	2022
United States federal statutory rate	21.0%	21.0%
Tax holiday, including GILTI	(2.1)%	(6.4)%
Other foreign jurisdictions earnings	2.8%	0.2%
Other	0.6%	0.5%
Effective tax rate	22.3%	15.3%

The effective tax rates, for the years ended October 31, 2023 and 2022, differ from the federal statutory rate mainly due to the impact of the jurisdictional mix of income and expenses. The variance in our effective tax rate is mainly attributable to (i) foreign earnings results from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and is subject to tax incentive grants, and (ii) other foreign earnings other than from Puerto Rico. As previously disclosed, foreign earnings (including Puerto Rico) are also subject to U.S. tax at a reduced rate of 10.5%.

For the years ended October 31, 2023 and 2022 income tax expense includes US federal and state taxes of approximately $132,900 and $159,800, respectively, and foreign income taxes of $244,400 and $21,900, respectively.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2019 (2018 for Puerto Rico) through 2022 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE E – LEASES

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

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $500.

The Company leases certain apartments as dwellings for employees. The leases are under short-term lease agreements and usually are cancelable upon 30-day notification.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2023, are as follows:

Twelve months ending October 31,	Amount
2024	$174,730
2025	174,730
2026	29,121
Total future minimum operating lease payments	378,581
Less: Amount of imputed interest	(32,072)
Present value of future minimum operating lease payments	346,509
Current operating lease liabilities	(152,474)
Long term operating lease liabilities	$194,035

Lease expense for the years ended October 31, 2023 and 2022, was approximately $182,000 and $186,000, respectively.

NOTE F – CONTINGENCIES

In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of October 31, 2023 and 2022, a total of 486,457 and 451,057 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $473,608 and $439,264, respectively.

On February 28, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on March 29, 2023. Accordingly, an aggregate dividend payment of $1,723,819 was paid on April 14, 2023.

NOTE H – EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: warrants, our stock option or restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2023	2022
Net income available to common equity holders - used to compute basic and diluted earnings per share	$1,310,180	$1,006,684
Weighted average number of common shares - used to compute basic earnings per share	22,970,892	23,002,583
Effect of options to purchase common stock	26,962	29,232
Weighted average number of shares - used to compute diluted earnings per share	22,997,854	23,031,815

For the years ended October 31, 2023 and 2022, options for the purchase of 223,350 and 300,000 shares of common stock, respectively, were not included in computing earnings per share because their effect was antidilutive.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

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

The 2014 Plan stock options activity and status for the years ended October 31, 2023 and 2022 was as follows:

	Year ended October 31,
	2023		2022
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	500,000	$0.9764	470,000	$0.9353
Granted	80,000	$0.7900	140,000	$0.9786
Exercised	(236,650)	$0.8675	(110,000)	$0.8036
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	343,350	$1.0081	500,000	$0.9764

Outstanding exercisable stock options at end of year	263,330	$1.0439	400,000	$0.9750
	October 31, 2023	October 31, 2022
Weighted average remaining years in contractual life for:
Total outstanding options	2.8 years	2.6 years
Outstanding exercisable options	2.5 years	2.2 years
Shares of common stock available for issuance pursuant to future stock option grants	1,200,000	1,280,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2023 and 2022:

	Year ended October 31,
	2023	2022
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	90.9%	87.0%
Risk free interest rate	3.9%	1.1%
Expected life of options	3.2 years	3.3 years
Weighted average fair value of options granted	$0.4798	$0.5667

As of October 31, 2023, estimated stock-based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $26,870 will be recognized in a weighted average period of approximately 0.7 years.

As of October 31, 2023 and 2022, the aggregate intrinsic value of options outstanding under the 2014 Plan were approximately $8,364 and $14,800, respectively. The aggregate intrinsic value represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect in earnings per share:

	Year ended October 31,
	2023	2022
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	45,084	71,645
Stock-based compensation before tax	45,084	71,645
Income tax benefit	-	-
Net stock-based compensation expense	$45,084	$71,645
Effect on earnings per share:
Basic earnings per share	$(0.002)	$(0.003)
Diluted earnings per share	$(0.002)	$(0.003)

NOTE J - SEGMENT DISCLOSURES

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the years ended on October 31, 2023 and 2022. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2023	2022
REVENUES:
Puerto Rico consulting	$8,038,143	$12,142,278
United States consulting	4,672,255	4,558,018
Europe consulting	4,260,224	2,650,783
Other	6,234	47,648
Total consolidated revenues	$16,976,856	$19,398,727

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(18,749)	$239,329
United States consulting	272,130	226,239
Europe consulting	913,966	771,652
Other	(49,936)	(62,275)
Total consolidated income from operations	1,117,411	1,174,945
OTHER INCOME, NET	570,076	13,418
Total consolidated income before income tax	$1,687,487	$1,188,363

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2023 and 2022, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters. In the fourth quarter of 2023, the Company revaluated the allocation of expenses to the European segment, to improve the cost allocations based on actual facts and circumstances of said segment, during the year. The effect of this matter, had it been recorded retroactively, would have been to reduce the profit of said segment by approximately $400,000, and increase the Puerto Rico segment by the same amount.

NOTE K - CONCENTRATION OF RISKS

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

Accounts receivable and revenues

The Company establishes a full allowance for doubtful accounts for those accounts receivable balances for which collectability have reached a certain uncertainty threshold.

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

The Company provided a substantial portion of its services to four customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2023 or 2022. During the year ended October 31, 2023, revenues from these customers were 14.4%, 11.4%, 6.6% and 5.9%, or a total of 38.3%, as compared to the same period last year for 0.0%, 12.8%, 10.1% and 15.9%, or a total of 38.8%, respectively. For the year ended October 31, 2023 and 2022, these customers represented for the Puerto Rico, Europe and United States consulting reportable segments 23.9%, 14.4% and 0.0%, as compared to 38.8%, 0.0% and 0.0%, respectively. At October 31, 2023 and 2022, amounts due from these customers represented 16.2% and 28.7% of total accounts receivable balance, respectively.

The major customer information in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are independent of each other, and therefore such information is more meaningful to the reader. However, at the global level five groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2023 or 2022. During the year ended October 31, 2023, aggregate revenues from these global groups of affiliated companies were 14.4%, 11.6%, 11.4%, 6.6% and 5.9%, or a total of 49.9%, as compared to the same period last year for 0.0%, 7.7%, 12.8%, 10.1% and 15.9%, or a total of 46.5%, respectively. For the year ended October 31, 2023 and 2022, these customers represented for the Puerto Rico, Europe and United States consulting reportable segments 25.9%, 14.4% and 9.6%, as compared to 42.3%, 0.0% and 4.2%, respectively. On October 31, 2023 and 2022, amounts due from these global groups of affiliated companies represented 57.9% and 43.1% of total accounts receivable balance, respectively.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. During the years ended October 31, 2023 and 2022, the Company contributed to these plans $142,800 and $134,700, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

As more fully disclosed in Note E to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our past Chairman of the Board of Directors.

NOTE N - SUBSEQUENT EVENTS

On December 15, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about February 15, 2024, to shareholders of record as of the close of business on January 30, 2024.

