Form 10-Q
period 2024-01-31
Pharma-Bio Serv, Inc.
filed 2024-03-18
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of March 11, 2024 was 22,961,143.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	January 31, 2024*	October 31, 2023**
Current assets
Cash and cash equivalents	$6,413,550	$10,446,054
Marketable securities	9,475,958	4,531,164
Accounts receivable	2,407,580	3,940,845
Prepaids and other assets	477,925	483,034
Total current assets	18,775,013	19,401,097

Property and equipment	26,383	32,849
Operating lease right-of-use	318,159	356,450
Other assets	111,691	111,665
Total assets	$19,231,246	$19,902,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$155,570	$152,474
Accounts payable and accrued expenses	1,062,560	1,467,425
Dividend payable to shareholders	1,722,236	-
Current portion of US Tax Reform Transition Tax and income taxes payable	738,003	533,782
Total current liabilities	3,678,369	2,153,681

US Tax Reform Transition Tax payable	1,242,507	1,427,560
Long term operating lease liabilities	153,993	194,035
Total liabilities	5,074,869	3,775,276

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,512,880 shares issued, and 22,963,143 and 22,963,451 shares outstanding at January 31, 2024 and October 31, 2023, respectively	2,352	2,351
Additional paid-in capital	1,611,722	1,596,922
Retained earnings	12,860,870	14,853,826
Accumulated other comprehensive income	225,206	210,266
	14,700,150	16,663,365
Treasury stock, at cost; 556,529 and 549,429 common shares held at January 31, 2024 and October 31, 2023, respectively	(543,773)	(536,580)
Total stockholders' equity	14,156,377	16,126,785
Total liabilities and stockholders' equity	$19,231,246	$19,902,061

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2024	2023
REVENUES	$2,380,187	$4,238,356

COST OF SERVICES	1,844,578	2,998,200

GROSS PROFIT	535,609	1,240,156

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	973,909	911,524

INCOME (LOSS) FROM OPERATIONS	(438,300)	328,632

OTHER INCOME, NET	180,529	246,545

INCOME (LOSS) BEFORE INCOME TAX	(257,771)	575,177

INCOME TAX EXPENSE	12,948	148,745

NET INCOME (LOSS)	$(270,719)	$426,432

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.012)	$0.019

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,962,460	22,945,120

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,986,370	22,957,755

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended January 31,
	2024	2023
NET INCOME (LOSS)	$(270,719)	$426,432

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation:
Net unrealized gain	32,957	126,152
Intercompany balances foreign exchange settlement, included in net income (loss)	(18,017)	(134,617)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	14,940	(8,465)

COMPREHENSIVE INCOME (LOSS)	$(255,779)	$417,967

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2024	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
THREE MONTHS ENDED JANUARY 31, 2024	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (7,100 SHARES)	-	-	-	-	-	-	-	(7,193)	(7,193)

NET LOSS	-	-	-	-	-	(270,719)	-	-	(270,719)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	14,940	-	14,940

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT JANUARY 31, 2024	23,519,672	$2,352	-	$-	$1,611,722	$12,860,870	$225,206	$(543,773)	$14,156,377

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
THREE MONTHS ENDED JANUARY 31, 2023	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	14,801	-	-	-	14,801

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,835	-	-	-	-	-	-	-	-

NET INCOME	-	-	-	-	-	426,432	-	-	426,432

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(8,465)	-	(8,465)

BALANCE AT JANUARY 31, 2023	23,464,350	$2,346	-	$-	$1,566,639	$15,693,902	$229,687	$(502,236)	$16,990,338

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(270,719)	$426,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	14,800	14,801
Depreciation and amortization	7,286	16,127
Amortization of operating lease right-of-use	38,291	35,431
Reinvested interests	(182,215)	(51,596)
Decrease in accounts receivable	1,561,136	736,718
Increase in other assets	(11,528)	(101,154)
Decrease in liabilities	(431,106)	(200,893)
NET CASH PROVIDED BY OPERATING ACTIVITIES	725,945	875,866

CASH FLOWS FROM INVESTING:
Acquisition of property and equipment	(820)	(8,067)
Marketable securities investment, net	(4,762,579)	(8,195,897)
NET CASH USED IN INVESTING ACTIVITIES	(4,763,399)	(8,203,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(7,193)	-
CASH USED IN FINANCING ACTIVITIES	(7,193)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,143	90,619
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,032,504)	(7,237,479)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,446,054	14,462,729
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,413,550	$7,225,250

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$20,497	$9,149
Cash dividend declared but not paid	$1,722,236	$-
Conversion of cashless exercise of options to common stock	$1	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

January 31, 2024

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2023 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2024 are not necessarily indicative of expected results for the full 2024 fiscal year.

The accompanying financial data as of January 31, 2024, and for the three-month period ended January 31, 2024 and 2023 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2023.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include investments in a money market obligations trust that is registered under the U.S. Investment Company Act of 1940, as amended, and liquid investments, including U.S. Treasury securities, with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their estimated realizable value. Accounts are deemed past due when payment has not been received within the stated time period. The Company’s policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. Due to the nature of the Company’s customers, bad debts are mainly accounted for using the direct write-off method whereby an expense is recognized only when a specific balance is determined to be uncollectible in full. The effect of using this method approximates that of the allowance method. However, in the event the Company determines that the collectability of any account receivable reaches a certain uncertainty threshold, the Company will provide an allowance for doubtful account to reduce said balance. As of January 31, 2024 and October 31, 2023, the Company had not identified any account reaching the uncertainty threshold, except for an account being litigated by the Company, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2024, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2024 and October 31, 2023, the accumulated depreciation amounted to $644,863 and $635,009, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2024 and October 31, 2023.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2023 condensed consolidated financial statements to conform them to the January 31, 2024 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, “Topic 326”, an amendment on measurement of credit losses on financial assets held by at each reporting date. The guidance requires the use of a new current expected credit loss (CECL) model in estimating allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Partnership estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Effective January 1, 2023, the Company adopted ASU No. 2016-13 and the adoption of this standard did not have a significant impact on the Company's financial statements.

Recent accounting pronouncements pending adoption not discussed above or in the Annual Report on Form 10-K for the year ended October 31, 2023 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years which started with the Company’s second quarter of fiscal year 2019. In the past, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no U.S. tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

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

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (loss) per share.

	Three months ended January 31,
	2024	2023
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(270,719)	$426,432

Weighted average number of common shares - used to compute basic earnings (loss) per share	22,962,460	22,945,120
Effect of options to purchase common stock	23,910	12,635
Weighted average number of shares - used to compute diluted earnings (loss) per share	22,986,370	22,957,755

Options for the purchase of 213,350 and 400,000 shares of common stock for the three-month periods ended on January 31, 2024 and 2023, respectively, were not included in computing diluted earnings (loss) per share because their effects were antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of January 31, 2024 and October 31, 2023, a total of 493,557 and 486,457 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $480,801 and $473,608, respectively.

On December 15, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on January 30, 2024. Accordingly, an aggregate dividend payment of $1,722,236 was paid on February 15, 2024.

NOTE F - CONCENTRATIONS OF RISK

Cash, Cash Equivalents and Marketable Securities

The Company’s domestic cash and cash equivalents consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), a money market obligations trust registered under the U.S. Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of twelve months or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which tend to be insignificant and have no specific insurance. No losses have been experienced or are expected with respect to deposits in these accounts.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2024 and 2023. During the three months ended January 31, 2024, revenues from these customers were 18.5%, 15.6% and 0.0%, or a total of 34.1%, as compared to the percentages for the same period last year of 13.1%, 7.5% and 12.0%, or a total of 32.6%, respectively. For the three months ended January 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 18.5%, 15.6% and 0.0%, as compared to 13.1%, 7.5% and 12.0%, respectively. At January 31, 2024, amounts due from these customers represented 34.2% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader. However, at the global level three customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2024 and 2023. During the three months ended January 31, 2024, aggregate revenues from these global groups of affiliated companies were 18.5%, 18.5% and 0.0%, or a total of 37.0%, as compared to the same period last year for 13.1%, 10.5% and 12.0%, or a total of 35.6%, respectively. For the three months ended January 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 21.4%, 15.6% and 0.0%, as compared to 16.1%, 7.5% and 12.0%, respectively. At January 31, 2024, amounts due from these global groups of affiliated companies represented 38.4% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and income (loss) from operations of the Company for the three-month periods ended January 31, 2024 and 2023. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2024	2023
REVENUES:
Puerto Rico consulting	$1,390,609	$2,174,660
United States consulting	882,890	1,093,964
Europe consulting	64,805	969,732
Other	41,883	-
Total consolidated revenues	$2,380,187	$4,238,356

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(212,550)	$48,728
United States consulting	(134,528)	76,714
Europe consulting	(94,426)	220,285
Other	3,204	(17,095)
Total consolidated income (loss) from operations	(438,300)	328,632
OTHER INCOME, NET	180,529	246,545
Total consolidated income (loss) before income tax	$(257,771)	$575,177

Long lived assets (property and equipment) as of January 31, 2024 and October 31, 2023, and related depreciation and amortization expense for the three months ended January 31, 2024 and 2023, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate offices. Certain reclassifications were made to the income (loss) from operations segment information for the three months ended January 31, 2023 to conform them to the January 31, 2024 presentation. These reclassifications are aimed to improve the cost allocations based on actual facts and circumstances, and do not affect total consolidated income (loss) before income tax as previously reported.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2023. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023 and this Quarterly Report on Form 10-Q.

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States, Europe and the Brazil markets. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in a number of markets. We intend to further penetrate these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise. Furthermore, for fiscal year 2024, we plan to continue to invest in additional business development resources to take advantage of significant opportunities in underserved markets. We believe these investments will further develop our business strategy, minimize occasional revenue fluctuations, and deliver on our commitment of delivering premium quality and professional consulting services in the markets that need our knowledge, expertise, and skills.

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

The Company holds a tax grant issued by PRIDCO, which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009 and covers a fifteen-year period, ending on October 31, 2024. Under provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO renegotiation of the tax grant for an additional term of fifteen years.  As of the date of this filing, we have not received a status from PRIDCO for this request, accordingly, we cannot provide assurance on the outcome for our renegotiation application. For additional information relating to the tax grant issued by PRIDCO, please see Note C – Income Taxes of the condensed consolidated financial statements.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2024 and 2023, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2024		2023
Puerto Rico	$1,390	58.4%	$2,174	51.3%
United States	883	37.1%	1,094	25.8%
Europe	65	2.7%	970	22.9%
Other	42	1.8%	-	0.0%
	$2,380	100.0%	$4,238	100.0%

For the three-month period ended January 31, 2024, the Company’s total revenues were approximately $2.4 million, a net decrease of approximately $1.9 million when compared to the same period last year. The Puerto Rico, U.S. and European consulting markets had a decline in projects revenue of approximately $0.8, $0.2 and $0.9 million, respectively. As depicted below, when compared to the same period last year, gross profit decreased by 6.8 percentage points. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Regional or global conflicts, including war or economic sanctions between nations, price inflation, pandemics, the Tax Reform, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to pandemics and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table that sets forth our statements of operations for the three-month periods ended January 31, 2024 and 2023 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2024		2023
Revenues	$2,380	100.0%	$4,238	100.0%
Cost of services	1,845	77.5%	2,998	70.7%
Gross profit	535	22.5%	1,240	29.3%
Selling, general and administrative expenses	974	40.9%	911	21.5%
Other income, net	181	7.6%	246	5.8%
Income (loss) before income taxes	(258)	-10.8%	575	13.6%
Income tax expense	13	0.5%	149	3.5%
Net income (loss)	(271)	-11.3%	426	10.1%

Revenues. For the three-month period ended January 31, 2024, the Company’s total revenues were approximately $2.4 million, a net decrease of approximately $1.9 million when compared to the same period last year. The Puerto Rico, US and European consulting markets had a decline in projects revenue of approximately $0.8, $0.2 and $0.9 million, respectively.

Cost of Services; Gross Profit. For the three-month period ended January 31, 2024, cost of services was approximately $1.8 million, a decrease of approximately $1.2 million, when compared to the same period last year. Gross profit decreased by 6.8 percentage points during the period. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Selling, General and Administrative Expenses. For the three-month period ended January 31, 2024, selling, general and administrative expenses were approximately $1.0 million, an increase of approximately $0.1 million when compared to the same period last year. The increase is mostly attributable to investments in business development human capital and industry activities aimed to achieve growth in targeted markets.

Other Income, Net. Other income, net for the three months ended January 31, 2024 was approximately $0.2 million, not a significant change when compared to the same period last year.

Net Income (Loss). Net loss for the three months ended January 31, 2024 was approximately $0.3 million, an earnings decline of approximately $0.7 million when compared to the same period last year.

For the three-month period ended January 31, 2024, net loss per common share for both basic and diluted was $(0.012), a decrease of $0.031 per share when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2024, the Company had approximately $15.1 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. During the three-month period ended January 31, 2024, the Company repurchased 7,100 shares of its common stock. As of January 31, 2024, the Company has 1,506,443 shares of common stock available for future repurchases under the Repurchase Program.

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

While uncertainties relating to the current local and global economic conditions, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described in this Quarterly Report on Form 10-Q, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2024.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2024 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2023, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023 and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023 and this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2023 through November 30, 2023	600	$0.92	600	1,512,943
December 1, 2023 through December 31, 2023	3,200	$1.00	3,200	1,509,743
January 1, 2024 through January 31, 2024	3,300	$1.04	3,300	1,506,443
Total	7,100	$1.01	7,100

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

Dated: March 18, 2024

