Form 10-Q
period 2024-04-30
Pharma-Bio Serv, Inc.
filed 2024-06-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2024 was 22,958,143.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2024

Page
PART I FINANCIAL INFORMATION	3

Item 1 – Financial Statements	3

Condensed Consolidated Balance Sheets as of April 30, 2024 and October 31, 2023 (unaudited)	3

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2024 and 2023 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended April 30, 2024 and 2023 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2024 and 2023 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	April 30, 2024*	October 31, 2023**
Current assets
Cash and cash equivalents	$3,509,409	$10,446,054
Marketable securities	9,960,772	4,531,164
Accounts receivable	2,614,817	3,940,845
Prepaids and other assets	428,117	483,034
Total current assets	16,513,115	19,401,097

Property and equipment, net	20,875	32,849
Operating lease right-of-use	278,989	356,450
Other assets	111,674	111,665
Total assets	$16,924,653	$19,902,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$158,693	$152,474
Accounts payable and accrued expenses	1,128,731	1,467,425
Current portion of US Tax Reform Transition Tax and income taxes payable	909,909	533,782
Total current liabilities	2,197,333	2,153,681

US Tax Reform Transition Tax payable	660,903	1,427,560
Long-term operating lease liabilities	113,044	194,035
Total liabilities	2,971,280	3,775,276

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,512,880 shares issued, and 22,960,643 and 22,963,451 shares outstanding at April 30, 2024 and October 31, 2023, respectively	2,352	2,351
Additional paid-in capital	1,626,522	1,596,922
Retained earnings	12,647,053	14,853,826
Accumulated other comprehensive income	223,542	210,266
	14,499,469	16,663,365
Treasury stock, at cost; 559,029 and 549,429 common shares held at April 30, 2024 and October 31, 2023, respectively	(546,096)	(536,580)
Total stockholders' equity	13,953,373	16,126,785
Total liabilities and stockholders' equity	$16,924,653	$19,902,061

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
REVENUES	$2,377,617	$4,563,142	$4,757,804	$8,801,498

COST OF SERVICES	1,759,142	3,216,699	3,603,720	6,214,899

GROSS PROFIT	618,475	1,346,443	1,154,084	2,586,599

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	931,850	966,365	1,905,759	1,877,889

INCOME (LOSS) FROM OPERATIONS	(313,375)	380,078	(751,675)	708,710

OTHER INCOME, NET	120,737	192,616	301,266	439,161

INCOME (LOSS) BEFORE INCOME TAX	(192,638)	572,694	(450,409)	1,147,871

INCOME TAX EXPENSE	21,179	168,040	34,127	316,785

NET INCOME (LOSS)	$(213,817)	$404,654	$(484,536)	$831,086

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.009)	$0.018	$(0.021)	$0.036

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,961,360	22,962,633	22,963,424	22,953,694

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,968,601	23,016,379	22,984,914	22,987,410

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(213,817)	$404,654	$(484,536)	$831,086

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	(36,606)	68,099	(3,649)	194,251
Intercompany balances foreign exchange settlement, included in net income (loss)	34,942	(51,471)	16,925	(186,088)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,664)	16,628	13,276	8,163

COMPREHENSIVE INCOME (LOSS)	$(215,481)	$421,282	$(471,260)	$839,249

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2024	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2024	23,519,672	$2,352	-	$-	$1,611,722	$12,860,870	$225,206	$(543,773)	$14,156,377

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

PURCHASE OF TREASURY STOCK (2,500 SHARES)	-	-	-	-	-	-	-	(2,323)	(2,323)

NET LOSS	-	-	-	-	-	(213,817)	-	-	(213,817)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(1,664)	-	(1,664)

BALANCE AT APRIL 30, 2024	23,519,672	$2,352	-	$-	$1,626,522	$12,647,053	$223,542	$(546,096)	$13,953,373

							Accumulated
					Additional		Other
FISCAL YEAR 2024	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	29,600	-	-	-	29,600

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (9,600 SHARES)	-	-	-	-	-	-	-	(9,516)	(9,516)

NET LOSS	-	-	-	-	-	(484,536)	-	-	(484,536)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	13,276	-	13,276

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT APRIL 30, 2024	23,519,672	$2,352	-	$-	$1,626,522	$12,647,053	$223,542	$(546,096)	$13,953,373

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

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(213,817)	$404,654	$(484,536)	$831,086
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	14,800	14,800	29,600	29,601
Depreciation and amortization	5,508	13,167	12,794	29,294
Amortization of operating lease right-of-use	39,170	36,419	77,461	71,850
Reinvested interests	(25,872)	(91,708)	(208,087)	(143,304)
Decrease (increase) in accounts receivable	(209,313)	(663,696)	1,351,823	73,022
Decrease (increase) in other assets	65,417	11,453	53,889	(89,701)
Increase (decrease) in liabilities	(376,637)	24,804	(807,743)	(176,089)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(700,744)	(250,107)	25,201	625,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(764)	(820)	(8,831)
Marketable securities settlement (investment), net	(458,942)	2,835,391	(5,221,521)	(5,360,506)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(458,942)	2,834,627	(5,222,341)	(5,369,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,323)	(28,469)	(9,516)	(28,469)
Cash dividends paid to shareholders	(1,722,236)	(1,723,819)	(1,722,236)	(1,723,819)
NET CASH USED IN FINANCING ACTIVITIES	(1,724,559)	(1,752,288)	(1,731,752)	(1,752,288)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,896)	38,972	(7,753)	129,591
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,904,141)	871,204	(6,936,645)	(6,366,275)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,413,550	7,225,250	10,446,054	14,462,729
CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,509,409	$8,096,454	$3,509,409	$8,096,454

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$426,283	$312,155	$426,283	$312,155
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$26,497	$6,160	$46,994	$15,309
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$5	$1	$5

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

April 30, 2024

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2023 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2024 are not necessarily indicative of expected results for the full 2024 fiscal year.

The accompanying financial data as of April 30, 2024, and for the three-month and six-month periods ended April 30, 2024 and 2023 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2023.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of April 30, 2024 and October 31, 2023, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the six months ended April 30, 2024 and the year ended October 31, 2023. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2024, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2024 and October 31, 2023, the accumulated depreciation amounted to $649,851 and $635,009, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2024 and October 31, 2023.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2023 condensed consolidated financial statements to conform them to the April 30, 2024 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2023, are either not applicable or will not have or are not expected to have a material impact on us.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2019 (2018 for Puerto Rico) through 2023 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company has no federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(213,817)	$404,654	$(484,536)	$831,086

Weighted average number of common shares - used to compute basic earnings per share	22,961,360	22,962,633	22,963,424	22,953,694
Effect of options to purchase common stock	7,241	53,746	21,490	33,716
Weighted average number of shares - used to compute diluted earnings per share	22,968,601	23,016,379	22,984,914	22,987,410

For the three-month and six-month periods ended April 30, 2024, options for the purchase of 293,350 and 213,350 shares of common stock, respectively, and options for the purchase of 80,000 and 223,350 shares of common stock for the three-month and six-month periods ended April 30, 2023, were not considered in computing diluted earnings (loss) per share because their effect was antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules ("Exchange Act Rules"). The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2024 and October 31, 2023, a total of 496,057 and 486,457 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $483,124 and $473,608, respectively.

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

The following table presents information about the reported revenue from services and income (loss) from operations of the Company for the three-month and six-month periods ended on April 30, 2024 and 2023. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
REVENUES:
Puerto Rico consulting	$1,462,662	$1,955,803	$2,853,271	$4,130,463
United States consulting	802,551	1,175,558	1,685,441	2,269,522
Europe consulting	70,836	1,425,547	135,641	2,395,279
Other	41,568	6,234	83,451	6,234
Total consolidated revenues	$2,377,617	$4,563,142	$4,757,804	$8,801,498

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(85,005)	$(4,593)	$(297,555)	$44,135
United States consulting	(148,203)	1,595	(282,731)	78,309
Europe consulting	(88,174)	397,309	(182,600)	617,594
Other	8,007	(14,233)	11,211	(31,328)
Total consolidated income (loss) from operations	(313,375)	380,078	(751,675)	708,710
OTHER INCOME, NET	120,737	192,616	301,266	439,161
Total consolidated income (loss) before income tax	$(192,638)	$572,694	$(450,409)	$1,147,871

Long lived assets (property and equipment) as of April 30, 2024 and October 31, 2023, and related depreciation and amortization expense for the three and six months ended April 30, 2024 and 2023, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the consolidated statements of cash flows are related to the corporate headquarters. Certain reclassifications were made to the income (loss) from operations segment information for the three and six months ended April 30, 2023 to conform them to the April 30, 2024 presentation. These reclassifications are aimed to improve the cost allocations based on actual facts and circumstances, and do not affect total consolidated income (loss) before income tax as previously reported.

NOTE G - CONCENTRATIONS OF RISK

Cash and Cash Equivalents, and Marketable Securities

As of April 30, 2024, the Company’s domestic cash and cash equivalents consist of cash deposits in FDIC-insured banks and money market mutual funds registered under the US Investment Company Act of 1940, as amended. and U.S. Treasury securities with maturities of 90 days or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. As of April 30, 2024, uninsured foreign bank balances are approximately $0.8 million. No significant losses have been experienced or are expected on any of the cash or cash equivalents.

The Company’s marketable securities consist of low-risk U.S. Treasury securities whose maturities are 91 days to one year.

Accounts receivable and revenues

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

The Company provided a substantial portion of its services to two customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2024 and 2023. During the three months ended April 30, 2024, revenues from these customers were 19.9% and 15.9%, or a total of 35.8%, as compared to the same period last year of 10.6% and 11.5%, or a total of 22.1%, respectively. During the six months ended April 30, 2024, revenues from these customers were 19.2% and 15.6%, or a total of 34.8%, as compared to the same period last year of 11.8% and 9.6%, or a total of 21.4%, respectively. For the three months ended April 30, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 19.9%, 15.9% and 0.0%, as compared to 10.6%, 11.5% and 0.0%, respectively. For the six months ended April 30, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 19.2%, 15.6% and 0.0%, as compared to 11.8%, 9.6% and 0.0%, respectively. On April 30, 2024, amounts due from these customers represented 36.4% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, two global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2024 and 2023. During the three months ended April 30, 2024, aggregate revenues from these global groups of affiliated companies were 19.9% and 18.5%, or a total of 38.4%, as compared to the same period last year for 10.6% and 13.4%, or a total of 24.0%, respectively. During the six months ended April 30, 2024, aggregate revenues from these global group of affiliated companies were 19.2% and 18.5%, or a total of 37.7%, as compared to the same period last year for 11.8% and 12.0%, or a total of 23.8%, respectively. For the three months ended April 30, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 22.5%, 15.9% and 0.0%, as compared to 12.5%, 11.5% and 0.0%, respectively. For the six months ended April 30, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 22.1%, 15.6% and 0.0%, as compared to 14.2%, 9.6% and 0.0%, respectively. At April 30, 2024, amounts due from these global groups of affiliated companies represented 41.3% of total accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2023. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2024 and 2023, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2024		2023		2024		2023
Puerto Rico	$1,463	61.5%	$1,956	42.9%	$2,853	60.0%	$4,130	46.9%
United States	802	33.7%	1,176	25.8%	1,685	35.4%	2,270	25.8%
Europe	71	3.0%	1,425	31.2%	136	2.8%	2,395	27.2%
Other	41	1.8%	6	0.1%	84	1.8%	6	0.1%
	$2,377	100.0%	$4,563	100.0%	$4,758	100.0%	$8,801	100.0%

For the six-month period ended April 30, 2024, the Company’s total revenues were approximately $4.8 million, a net decrease of approximately $4.0 million when compared to the same period last year. The European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $2.3, $1.3 and $0.6 million, respectively. As depicted below, when compared to the same period last year, gross profit decreased by 5.1 percentage points. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

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

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2024 and 2023 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2024		2023		2024		2023
Revenues	$2,377	100.0%	$4,563	100.0%	$4,758	100.0%	$8,801	100.0%
Cost of services	1,759	74.0%	3,217	70.5%	3,604	75.7%	6,214	70.6%
Gross profit	618	26.0%	1,346	29.5%	1,154	24.3%	2,587	29.4%
Selling, general and administrative expenses	932	39.2%	966	21.2%	1,905	40.0%	1,878	21.3%
Other income, net	121	5.1%	193	4.2%	301	6.3%	439	4.9%
Income (loss) before income tax	(193)	-8.1%	573	12.5%	(450)	-9.4%	1,148	13.0%
Income tax expense	21	0.9%	168	3.6%	34	0.7%	317	3.6%
Net income (loss)	(214)	-9.0%	405	8.9%	(484)	-10.1%	831	9.4%

Revenues. Revenues for the three and six months ended April 30, 2024 were $2.4 and $4.8 million, respectively. For the three and six months ended April 30, 2024, this represents a net decrease of approximately $2.2 and $4.0 million when compared to the same periods last year, respectively. For the three months ended April 30, 2024 the European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $1.4, $0.5 and $0.4 million, respectively, while for the six months ended April 30, 2024 the decline was approximately $2.3, $1.3 and $0.6 million, respectively.

Cost of Services; Gross Profit. Cost of services for the three and six months ended April 30, 2024 were $1.8 and $3.6 million, respectively, a decrease of $1.5 and $2.6 million, when compared to the same periods last year, respectively. Gross profit for the three and six months ended April 30, 2024, when compared to the same periods last year, declined by 3.5 and 5.1 percentage points, respectively. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2024 were approximately $0.9 and $1.9 million, respectively, representing no material change when compared to the same periods last year. However, the Company has made investments in business development human capital and industry activities aimed to achieve growth in targeted markets. These investments were funded with expense savings within this caption area.

Other Income, Net. Other income, net for the three and six months ended April 30, 2024 was approximately $0.1 and $0.3 million, respectively. These balances are mostly attributable to interest income, partially offset by a negligible amount in the settlement of foreign exchange rates on intercompany balances.

Net Income (Loss). Net loss for the three and six months ended April 30, 2024 was approximately $0.2 and $0.5 million, respectively, an earnings decline of approximately $0.6 and $1.3 million when compared to the same periods last year, respectively.

For the three and six months ended April 30, 2024, net loss per common share for both basic and diluted were $0.009 and $0.021, respectively, a decrease of $0.027 and $0.057 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2024, the Company had approximately $14.3 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the six-month period ended April 30, 2024, the Company repurchased 9,600 shares of its common stock. As of April 30, 2024, the Company has 1,503,943 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2024.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2024 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2023, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, and this Quarterly Report on Form 10-Q.

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”) with the Commonwealth of Puerto Rico Court of First Instance San Juan Superior Section. The complaint sets forth a breach of contract by Romark for lack of payment of $5,246,782 for services rendered by the Company’s subsidiaries, plus interest pursuant to the specific terms of the agreements signed between the parties. On April 26, 2023, the Company’s subsidiaries requested from the Court an entry of default against Romark for the full amount owed to the Company’s subsidiaries. On April 27, 2023, the Court granted such request and made the entry of default against Romark, which default was granted following Romark’s failure to timely answer the complaint. On November 7th, 2023 the Company’s subsidiaries filed a motion requesting the entry of summary judgment. On November 13, 2023, a judgment was entered by the Court ordering Romark to pay jointly all monetary amounts claimed by the Company’s subsidiaries, plus interests to be counted from the judgment date at an annual rate of 9.25%. The Company’s subsidiaries will continue to pursue the collection from Romark. However, we cannot guarantee a successful outcome in collecting any of the funds owed to the Company’s subsidiaries. No further losses are expected to be incurred in relation to this matter.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2024 through February 29, 2024	1,000	$0.98	1,000	1,505,443
March 1, 2024 through March 31, 2024	1,500	$0.90	1,500	1,503,943
April 1, 2024 through April 30, 2024	-	$-	-	1,503,943
Total	2,500	$0.93	2,500

(1)

On June 16, 2014, the Company announced that the Board of Directors of the Company approved the Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Exchange Act Rules. The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. The Repurchase Program has no expiration date. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company.

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

Dated: June 14, 2024

