Form 10-Q
period 2024-07-31
Pharma-Bio Serv, Inc.
filed 2024-09-16
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2024 was 22,958,143.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2024

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023 (unaudited)	3

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2024 and 2023 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended July 31, 2024 and 2023 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2024 and 2023 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4 – Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1A – Risk Factors	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 – Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	July 31, 2024*	October 31, 2023**
Current assets
Cash and cash equivalents	$6,520,182	$10,446,054
Marketable securities	6,342,094	4,531,164
Accounts receivable	2,599,159	3,940,845
Prepaids and other assets	474,103	483,034
Total current assets	15,935,538	19,401,097

Property and equipment, net	18,194	32,849
Operating lease right-of-use	239,183	356,450
Other assets	125,594	111,665
Total assets	$16,318,509	$19,902,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$161,914	$152,474
Accounts payable and accrued expenses	1,112,376	1,467,425
Current portion of US Tax Reform Transition Tax and income taxes payable	624,986	533,782
Total current liabilities	1,899,276	2,153,681

US Tax Reform Transition Tax payable	660,903	1,427,560
Long-term operating lease liabilities	71,362	194,035
Total liabilities	2,631,541	3,775,276

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,512,880 shares issued, and 22,958,143 and 22,963,451 shares outstanding at July 31, 2024 and October 31, 2023, respectively	2,352	2,351
Additional paid-in capital	1,641,322	1,596,922
Retained earnings	12,337,859	14,853,826
Accumulated other comprehensive income	253,278	210,266
	14,234,811	16,663,365
Treasury stock, at cost; 561,529 and 549,429 common shares held at July 31, 2024 and October 31, 2023, respectively	(547,843)	(536,580)
Total stockholders' equity	13,686,968	16,126,785
Total liabilities and stockholders' equity	$16,318,509	$19,902,061

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
REVENUES	$2,418,163	$4,577,167	$7,175,967	$13,378,665

COST OF SERVICES	1,782,779	3,027,160	5,386,499	9,242,059

GROSS PROFIT	635,384	1,550,007	1,789,468	4,136,606

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,017,166	1,089,541	2,922,925	2,967,430

INCOME (LOSS) FROM OPERATIONS	(381,782)	460,466	(1,133,457)	1,169,176

OTHER INCOME, NET	91,592	126,985	392,858	566,146

INCOME (LOSS) BEFORE INCOME TAX	(290,190)	587,451	(740,599)	1,735,322

INCOME TAX EXPENSE	19,004	61,209	53,131	377,994

NET INCOME (LOSS)	$(309,194)	$526,242	$(793,730)	$1,357,328

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.014)	$0.023	$(0.035)	$0.059

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,961,534	22,965,496	22,964,239	22,962,113

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,961,534	22,984,558	22,977,254	22,991,372

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(309,194)	$526,242	$(793,730)	$1,357,328

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	(12,840)	(42,466)	(16,489)	151,785
Intercompany balances foreign exchange settlement, included in net income (loss)	42,576	17,857	59,501	(168,231)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	29,736	(24,609)	43,012	(16,446)

COMPREHENSIVE INCOME (LOSS)	$(279,458)	$501,633	$(750,718)	$1,340,882

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2024	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2024	23,519,672	$2,352	-	$-	$1,626,522	$12,647,053	$223,542	$(546,096)	$13,953,373

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

PURCHASE OF TREASURY STOCK (2,500 SHARES)	-	-	-	-	-	-	-	(1,747)	(1,747)

NET LOSS	-	-	-	-	-	(309,194)	-	-	(309,194)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	29,736	-	29,736

BALANCE AT JULY 31, 2024	23,519,672	$2,352	-	$-	$1,641,322	$12,337,859	$253,278	$(547,843)	$13,686,968

							Accumulated
					Additional		Other
FISCAL YEAR 2024	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	44,400	-	-	-	44,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (12,100 SHARES)	-	-	-	-	-	-	-	(11,263)	(11,263)

NET LOSS	-	-	-	-	-	(793,730)	-	-	(793,730)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	43,012	-	43,012

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT JULY 31, 2024	23,519,672	$2,352	-	$-	$1,641,322	$12,337,859	$253,278	$(547,843)	$13,686,968

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2023	23,512,880	$2,351	-	$-	$1,581,439	$14,374,732	$246,315	$(530,705)	$15,674,132

STOCK-BASED COMPENSATION	-	-	-	-	14,799	-	-	-	14,799

PURCHASE OF TREASURY STOCK (5,100 SHARES)	-	-	-	-	-	-	-	(5,083)	(5,083)

NET INCOME	-	-	-	-	-	526,242	-	-	526,242

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(24,609)	-	(24,609)

BALANCE AT JULY 31, 2023	23,512,880	$2,351	-	$-	$1,596,238	$14,900,974	$221,706	$(535,788)	$16,185,481

							Accumulated
					Additional		Other
FISCAL YEAR 2023	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	44,400	-	-	-	44,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	55,365	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (34,600 SHARES)	-	-	-	-	-	-	-	(33,552)	(33,552)

NET INCOME	-	-	-	-	-	1,357,328	-	-	1,357,328

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(16,446)	-	(16,446)

CASH DIVIDENDS ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT JULY 31, 2023	23,512,880	$2,351	-	$-	$1,596,238	$14,900,974	$221,706	$(535,788)	$16,185,481

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(309,194)	$526,242	$(793,730)	$1,357,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	14,800	14,799	44,400	44,400
Depreciation and amortization	4,589	11,400	17,383	40,694
Amortization of operating lease right-of-use	39,806	36,832	117,267	108,682
Reinvested interests	(73,171)	(34,734)	(281,258)	(178,038)
Decrease (increase) in accounts receivable	15,744	380,213	1,367,567	453,235
Decrease (increase) in other assets	(17,860)	(148,841)	36,029	(238,542)
Increase (decrease) in liabilities	(345,041)	170,854	(1,152,784)	(5,235)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(670,327)	956,765	(645,126)	1,582,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,908)	-	(2,728)	(8,831)
Marketable securities settlement (investment), net	3,691,849	(6,176,052)	(1,529,672)	(11,536,558)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,689,941	(6,176,052)	(1,532,400)	(11,545,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,747)	(5,083)	(11,263)	(33,552)
Cash dividends paid to shareholders	-	-	(1,722,236)	(1,723,819)
NET CASH USED IN FINANCING ACTIVITIES	(1,747)	(5,083)	(1,733,499)	(1,757,371)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,094)	(2,500)	(14,847)	127,091
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,010,773	(5,226,870)	(3,925,872)	(11,593,145)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,509,409	8,096,454	10,446,054	14,462,729
CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,520,182	$2,869,584	$6,520,182	$2,869,584

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$234,941	$-	$661,224	$312,155
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$3,719	$-	$50,713	$15,309
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$1	$5

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2024

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2023 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2024 are not necessarily indicative of expected results for the full 2024 fiscal year.

The accompanying financial data as of July 31, 2024, and for the three-month and nine-month periods ended July 31, 2024 and 2023 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2023.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of July 31, 2024 and October 31, 2023, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the nine months ended July 31, 2024 and the year ended October 31, 2023. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2024, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2024 and October 31, 2023, the accumulated depreciation amounted to $654,960 and $635,009, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2024 and October 31, 2023.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2023 condensed consolidated financial statements to conform them to the July 31, 2024 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, “Topic 326”, an amendment on measurement of credit losses on financial assets held by at each reporting date. The guidance requires the use of a new current expected credit loss (CECL) model in estimating allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Effective January 1, 2023, the Company adopted ASU No. 2016-13 and the adoption of this standard did not have a significant impact on the Company's financial statements.

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2023, are either not applicable or will not have or are not expected to have a material impact on the Company.

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

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$(309,194)	$526,242	$(793,730)	$1,357,328

Weighted average number of common shares - used to compute basic earnings per share	22,961,534	22,965,496	22,964,239	22,962,113
Effect of options to purchase common stock	-	19,062	13,015	29,259
Weighted average number of shares - used to compute diluted earnings per share	22,961,534	22,984,558	22,977,254	22,991,372

For the three-month and nine-month periods ended July 31, 2024, options for the purchase of 393,350 and 213,350 shares of common stock, respectively, and options for the purchase of 223,350 shares of common stock for the three-month and nine-month periods ended July 31, 2023, were not considered in computing diluted earnings (loss) per share because their effect was antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules ("Exchange Act Rules"). The Repurchase Program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2024 and October 31, 2023, a total of 498,557 and 486,457 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $484,871 and $473,608, respectively.

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

The following table presents information about the reported revenue from services and income (loss) from operations of the Company for the three-month and nine-month periods ended on July 31, 2024 and 2023. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
REVENUES:
Puerto Rico consulting	$1,454,200	$2,004,993	$4,307,471	$6,135,456
United States consulting	737,275	1,234,509	2,422,716	3,504,031
Europe consulting	224,360	1,337,665	360,001	3,732,944
Other	2,328	-	85,779	6,234
Total consolidated revenues	$2,418,163	$4,577,167	$7,175,967	$13,378,665

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(132,158)	$102,584	$(429,713)	$146,719
United States consulting	(196,665)	85,079	(479,396)	163,388
Europe consulting	(48,239)	281,030	(230,839)	898,624
Other	(4,720)	(8,227)	6,491	(39,555)
Total consolidated income (loss) from operations	(381,782)	460,466	(1,133,457)	1,169,176
OTHER INCOME, NET	91,592	126,985	392,858	566,146
Total consolidated income (loss) before income tax	$(290,190)	$587,451	$(740,599)	$1,735,322

Long lived assets (property and equipment) as of July 31, 2024 and October 31, 2023, and related depreciation and amortization expense for the three and nine months ended July 31, 2024 and 2023, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the consolidated statements of cash flows are related to the corporate headquarters. Certain reclassifications were made to the income (loss) from operations segment information for the three and nine months ended July 31, 2023 to conform them to the July 31, 2024 presentation. These reclassifications are aimed to improve the cost allocations based on actual facts and circumstances, and do not affect total consolidated income (loss) before income tax as previously reported.

NOTE G - CONCENTRATIONS OF RISK

Cash and Cash Equivalents, and Marketable Securities

As of July 31, 2024, the Company’s domestic cash and cash equivalents consist of cash deposits in FDIC-insured banks and money market mutual funds registered under the US Investment Company Act of 1940, as amended, and U.S. Treasury securities with maturities of 90 days or less. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. As of July 31, 2024, uninsured foreign bank balances are approximately $0.5 million. No significant losses have been experienced or are expected on any of the cash or cash equivalents.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2024 and 2023. During the three months ended July 31, 2024, revenues from these customers were 18.1%, 15.9%, 1.9% and 0.0%, or a total of 35.9%, as compared to the same period last year of 11.0%, 8.4%, 23.9% and 14.7%, or a total of 58.0%, respectively. During the nine months ended July 31, 2024, revenues from these customers were 18.9%, 15.9%, 0.6% and 0.0%, or a total of 35.4%, as compared to the same period last year of 11.5%, 9.2%, 14.9% and 11.2%, or a total of 46.8%, respectively. For the three months ended July 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 18.1%, 15.9% and 1.9%, as compared to 11.0%, 8.4% and 38.6%, respectively. For the nine months ended July 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 18.9%, 15.9% and 0.6%, as compared to 11.5%, 9.2% and 26.1%, respectively. On July 31, 2024, amounts due from these customers represented 31.4% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level, four global groups of affiliated companies accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2024 and 2023. During the three months ended July 31, 2024, aggregate revenues from these global groups of affiliated companies were 18.1%, 17.8%, 1.9% and 0.0%, or a total of 37.8%, as compared to the same period last year for 11.0%, 9.9%, 23.9% and 14.7%, or a total of 59.5%, respectively. During the nine months ended July 31, 2024, aggregate revenues from these global group of affiliated companies were 18.9%, 18.3%, 0.6% and 0.0%, or a total of 37.8%, as compared to the same period last year for 11.5%, 11.3%, 14.9% and 11.2%, or a total of 48.9%, respectively. For the three months ended July 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 20.0%, 15.9% and 1.9%, as compared to 12.5%, 8.4% and 38.6%, respectively. For the nine months ended July 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 21.3%, 15.9% and 0.6%, as compared to 13.6%, 9.2% and 26.1%, respectively. At July 31, 2024, amounts due from these global groups of affiliated companies represented 33.2% of total accounts receivable balance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2023. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Report on Form 10-Q for the quarters ended January 31, 2024 and April 30, 2024, and this Quarterly Report on Form 10-Q.

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

We actively operate in a number of markets. We intend to further penetrate these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise. Furthermore, for fiscal year 2024, we continued to invest in additional business development resources and data research and automation marketing tools to take advantage of significant opportunities in underserved markets. We believe these investments will further develop our business strategy, minimize occasional revenue fluctuations, and deliver on our commitment of delivering premium quality and professional consulting services in the markets that need our knowledge, expertise, and skills.

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

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2024 and 2023, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2024		2023		2024		2023
Puerto Rico	$1,454	60.1%	$2,005	43.8%	$4,307	60.0%	$6,135	45.9%
United States	737	30.5%	1,234	27.0%	2,423	33.8%	3,504	26.2%
Europe	224	9.3%	1,338	29.2%	360	5.0%	3,733	27.9%
Other	2	0.1%	-	0.0%	86	1.2%	6	0.0%
	$2,418	100.0%	$4,577	100.0%	$7,176	100.0%	$13,378	100.0%

For the nine-month period ended July 31, 2024, the Company’s total revenues were approximately $7.2 million, a net decrease of approximately $6.2 million when compared to the same period last year. The European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $3.3, $1.8 and $1.1 million, respectively. As depicted below, when compared to the same period last year, gross profit decreased by 6.0 percentage points. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Regional or global conflicts, including war or economic sanctions between nations, price inflation, pandemics, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to pandemics and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2024 and 2023 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2024		2023		2024		2023
Revenues	$2,418	100.0%	$4,577	100.0%	$7,176	100.0%	$13,378	100.0%
Cost of services	1,783	73.7%	3,027	66.1%	5,387	75.1%	9,242	69.1%
Gross profit	635	26.3%	1,550	33.9%	1,789	24.9%	4,136	30.9%
Selling, general and administrative expenses	1,017	42.1%	1,090	23.8%	2,923	40.7%	2,967	22.2%
Other income, net	92	3.8%	127	2.7%	393	5.5%	566	4.2%
Income (loss) before income tax	(290)	(12.0)%	587	12.8%	(741)	(10.3)%	1,735	12.9%
Income tax expense	19	0.8%	61	1.3%	53	0.7%	378	2.8%
Net income (loss)	(309)	(12.8)%	526	11.5%	(794)	(11.0)%	1,357	10.1%

Revenues. Revenues for the three and nine months ended July 31, 2024 were $2.4 and $7.2 million, respectively. For the three and nine months ended July 31, 2024, this represents a net decrease of approximately $2.2 and $6.2 million when compared to the same periods last year, respectively. For the three months ended July 31, 2024 the European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $1.1, $0.6 and $0.5 million, respectively, while for the nine months ended July 31, 2024 the decline was approximately $3.3, $1.8 and $1.1 million, respectively.

Cost of Services; Gross Profit. Cost of services for the three and nine months ended July 31, 2024 were $1.8 and $5.4 million, respectively, a decrease of $1.2 and $3.9 million, when compared to the same periods last year, respectively. Gross profit for the three and nine months ended July 31, 2024, when compared to the same periods last year, declined by 7.6 and 6.0 percentage points, respectively. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2024 were approximately $1.0 and $2.9 million, respectively, representing no material change when compared to the same periods last year. However, the Company has made investments in business development human capital and industry activities aimed to achieve growth in targeted markets. These investments were funded with expense savings within this caption area.

Other Income, Net. Other income, net for the three and nine months ended July 31, 2024 was approximately $0.1 and $0.4 million, respectively. These balances are mostly attributable to interest income, partially offset by a negligible amount in the settlement of foreign exchange rates on intercompany balances.

Net Income (Loss). Net loss for the three and nine months ended July 31, 2024 was approximately $0.3 and $0.8 million, respectively, an earnings decline of approximately $0.8 and $2.2 million when compared to the same periods last year, respectively.

For the three and nine months ended July 31, 2024, net loss per common share for both basic and diluted were $0.014 and $0.035, respectively, a decrease of $0.037 and $0.094 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2024, the Company had approximately $14.0 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the nine-month period ended July 31, 2024, the Company repurchased 12,100 shares of its common stock. As of July 31, 2024, the Company has 1,501,443 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2024.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2024 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2023, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2024 and April 30, 2024, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2023, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2024 and April 30, 2024, and this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended July 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2024 through May 31, 2024	500	$0.70	500	1,503,443
June 1, 2024 through June 30, 2024	2,000	$0.70	2,000	1,501,443
July 1, 2024 through July 31, 2024	-	$-	-	1,501,443
Total	2,500	$0.70	2,500

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

ITEM 6. EXHIBITS.

(a) Exhibits:

10.1+

Amendment to Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024, and incorporated herein by reference).

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

———————

*	Furnished herewith.
+	Management Compensatory Plan

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

Dated: September 16, 2024

