Form 10-K
period 2024-10-31
Pharma-Bio Serv, Inc.
filed 2025-01-29
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of January 24, 2025 was 22,958,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2024 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.

FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2024

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

Our website is www.pbsvinc.com. Information on our website or any other website is not part of this Annual Report on Form 10-K.

References to “we,” “us,” “our” and similar words in this Annual Report on Form 10-K refer to Pharma-Bio Serv, Inc. and its subsidiaries.

OVERVIEW

We are a regulatory affairs, quality, compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and European markets, and to a lesser extent the Brazilian market. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies principally in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, former health agencies officials, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have a well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

We believe the most significant factors to achieving future business growth include our ability to: (i) continue to provide quality value-added compliance services to our clients; (ii) recruit and retain highly educated and experienced consultants; (iii) further expand our products and services to address the expanding needs of our clients; and (iv) expand our market presence in the United States, Europe, Brazil and other emerging pharmaceutical markets to respond to the international compliance needs of our clients and potential clients. Our business is affected to the extent economic conditions impact decisions of our clients and potential clients to establish operations or continue or expand their existing operations.

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

The principal components for our consulting costs of services are resource compensation to our consulting team and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting consultants according to our cost for specific projects, (ii) negotiating, where applicable, rates with the consultant, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such a strategy will continue to be successful.

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

•	Continue to enhance our technical consulting services through internal growth and acquisitions that provide solutions to our customers’ needs;

•	Motivate our consulting and support staff by implementing a compensation program which includes both individual performance and overall company performance as elements of compensation;

•	Create a pleasant corporate culture and emphasize operational quality, safety and timely service;

•	Continue to maintain our reputation as a trustworthy and highly ethical partner; and

•	Efficiently manage our operating and financial costs and expenses.

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. During the year ended October 31, 2024, we have serviced approximately 75 customers that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We participate in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We conduct our marketing activities in Puerto Rico, United States, Europe, Brazil and other markets. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

We provide a substantial portion of our services to three customers, each of whom accounted for 10% or more of our revenues in either of the years ended October 31, 2024 and 2023. During the years ended October 31, 2024 and 2023, these customers accounted for, in the aggregate, 38.1% and 37.5% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

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

Competition for validation and consulting services used to be primarily based on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, the price of service has become a factor in sourcing our services. We believe we benefit from competitive advantages over other consulting service firms because of our historical market share within Puerto Rico (over 30 years), brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies, which have a presence in the markets we serve and are pursuing.

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

HUMAN CAPITAL

Our “workforce” (which includes approximately 75 employees, plus independent contractors), is vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional and diverse employees and independent contractors is critical, not only in the current competitive labor market, but also to our long-term success. A diverse and inclusive workforce is a natural extension of our culture and original foundation. We are committed to ensuring that our workforce feels welcomed, valued, respected, and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our Company, and our communities.

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

All of our employees are full-time employees. None are represented by a labor union, and we consider our employee relations to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	54	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	65	Chief Financial Officer, Vice President - Finance and Administration and Secretary

Victor Sanchez has served as our Chief Executive Officer and President since January 1, 2015, and as the President of the European Operations of the Company since January 2011.  Prior to joining the Company, he served as Operations Manager in the LOCM and OSD divisions of Merck Sharp & Dohme (“MSD”), a pharmaceutical company, in Madrid, Spain from April 2010 to January 2011 and as Operations Manager of the LOCM division of Schering-Plough S.A., a pharmaceutical company, in Madrid, Spain, from September 2004 to April 2010.  He served as Quality Control Validations Manager for Schering-Plough Products, LLC, a pharmaceutical company (“Schering-Plough”), in Puerto Rico from December 2000 to August 2004 and as Quality Control Laboratory Supervisor of Schering-Plough from April 1996 to December 2000. Mr. Sanchez holds a Bachelor of Science in Chemistry, summa cum laude, and a M.B.A. in Industrial Management, cum laude, from the Interamerican University of Puerto Rico. He holds a Post Graduate Diploma in Pharmaceutical Validation Technology from the Dublin Institute of Technology, Ireland. He also has a US Regulatory Affairs certification from the Regulatory Affairs Professional Society. Mr. Sanchez is a chemist licensed by the Puerto Rico State Department and a member of the American Chemical Society, the Parenteral Drug Association, the Regulatory Affairs Professional Society, and the International Society for Pharmaceutical Engineers.

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

Our business is currently and has historically been dependent upon a small number of clients. During the years ended October 31, 2024 and 2023, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2024 and 2023, three customers accounted for, in aggregate, approximately 38.1% and 37.5% of total revenue, respectively.

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

To reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project management services, such as ours. As a result, we have less interaction with the end user of our services (typically labs or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on the cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management/vendor neutral-programs with third parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins may be adversely affected. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular project, which would adversely impact revenue. Some of these vendor neutral programs are intended to limit our interaction with our direct end user, and our interaction is limited to the representative of the vendor neutral agency. This limitation impairs our ability to establish and maintain our relationships with our customers and recognition of the value added to the service.

We may be unable to pass on increased labor costs to our clients.

The principal components of our cost of revenues are employee compensation (salaries, wages, taxes and benefits), independent contractors’ fees and expenses relating to the performance of the services we provide. We face increasing labor costs which we seek to pass on to our customers through increases in our rates. To remain competitive, we may not be able to pass these increased costs on to our clients, and, to the extent that we are not able to pass these increased costs on to our clients, our operating margin may be reduced.

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

We may be exposed to liability for actions taken by our employees or contractors while on assignment, such as damage caused by their errors, misuse of client proprietary information or theft of client property. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees or contractors being on assignment. Furthermore, our reputation may be damaged and our ability to generate business may be affected.

To the extent that we perform services pursuant to fixed-price or incentive-based contracts, our cost of services may exceed our revenue on the contract.

Some of our revenue is derived from fixed-price contracts. Our costs of services may exceed the revenue from these contracts if we do not accurately estimate the time and complexity of an engagement. Further, we are seeking contracts by which our compensation is based on specified performance objectives, such as the realization of cost savings, quality improvements or other performance objectives. Our failure to achieve these objectives would reduce our revenue and could impair our ability to operate profitably.

Our profit margin is largely a function of the rates we are able to charge and collect for our services and the utilization rate of our consultants. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our consultants without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	Our clients’ perception of our ability to add value through our services;

•	Our ability to complete projects on time;

•	Pricing policies of competitors;

•	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

•	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

•	Our ability to shift employees and contractors from completed projects to new engagements; and

•	Our ability to manage the attrition of our employees and contractors.

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

Because of consolidations in the pharmaceutical, biotechnology, medical device and chemical manufacturing consulting business, we are faced with an increasing number of larger companies that offer a wider range of services and have better access to capital than us. We believe that larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled consultants. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. We cannot provide any assurance that we will be able to compete effectively in an increasingly competitive market.

Because we are dependent upon our management and technical personnel, our ability to develop our business may be impaired if we are not able to engage skilled personnel.

Our future success will depend in part upon our ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and we compete for qualified personnel with numerous other employers, including consulting firms, some of which have greater resources than we have, as well as pharmaceutical companies, most of which have significantly greater financial and other resources than we do. We may experience increased costs to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

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

We may be harmed if we do not penetrate markets and expand our current business operations.

If we fail to further penetrate target markets, or to successfully expand our business into new markets, the growth in sales of our services, along with our operating results, could be materially adversely impacted. A key element of our growth strategy may be to grow our business through acquisitions. Acquisitions involve many different risks, including (1) the ability to finance acquisitions, either with cash, debt, or equity issuances; (2) the ability to integrate acquisitions; (3) the ability to realize anticipated benefits of the acquisitions; (4) the potential to incur unexpected costs, expenses, or liabilities; and (5) the diversion of management’s attention and Company resources. Many of our competitors may also compete with us for acquisition candidates, which can increase the price of acquisitions and reduce the number of available acquisition candidates. We cannot provide any assurance that efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to penetrate markets and grow our current business operations could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security systems, we may face cyber threats and/or attacks which may lead to the potential risk of failure to detect such breaches or adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws.

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

Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. There can also be no guarantee that our policies and procedures under our cybersecurity risk management program will be properly followed in every instance or that those policies and procedures will be effective. While we devote resources to our security measures designed to protect our systems and information, we cannot guarantee the security measures are infallible.

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

As a result of the continued changes in tax laws in the United States, Puerto Rico or other jurisdictions where we do business, the tax business model of various US or foreign companies and their subsidiaries, doing business in Puerto Rico and other foreign jurisdictions may be affected, making them a less attractive investment. For example, the US implemented the Global Intangible Lo-Tax Income (“GILTI”) as part of the 2017 Tax Cuts and Jobs Act, and under the sponsor of the Organization for Economic Cooperation and Development (the “OECD”), various other countries entered into an agreement to establish a global minimum corporate tax rate of 15%, effective for the year 2024. The OECD agreement is now being challenged by the new US government administration. Consequently, this may affect the willingness of such companies to continue, expand and/or bring new operations to jurisdictions where we do business, which may impair our ability to generate business in those markets, and may also impact our tax business model.

If we are unable to renegotiate the term of the tax grant issued by the Puerto Rico Industrial Development Company (“PRIDCO”) we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The Company holds a tax grant issued by PRIDCO, which expired on October 31, 2024 pending our extension request. The tax grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, ending on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested the renegotiation of the grant from PRIDCO for an additional term of fifteen years. As of the date of this filing, we have not received from PRIDCO a status for this request. If we are unable to renegotiate the term of the grant, we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Our services either require us to develop intellectual property for clients or provide our personnel with access to our clients’ intellectual property. Because of the highly competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries and the sensitivity of our clients’ intellectual property rights, our ability to generate business would be impaired if we fail to protect those rights. Although our employees and contractors are required to sign non-disclosure agreements, any disclosure of a client’s intellectual property by an employee or contractor may subject us to litigation and may impair our ability to generate business either from the affected client or other potential clients. In addition, we are required to enter into confidentiality agreements and our failure to protect confidential information of our clients may impair our business relationship.

We may be subject to liability if our services or solutions for our clients infringe upon the intellectual property rights of others.

It is possible that in performing services for our clients, we may inadvertently infringe upon the intellectual property rights of others. In such an event, the owner of the intellectual property may commence litigation seeking damages and an injunction against both us and our client, and the client may bring a claim against us. Any infringement litigation would be costly. Even if we prevail, we will incur significant expenses and our reputation could be hurt, which would affect our ability to generate business and the terms on which we would be engaged, if at all.

Common Stock Risks

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There is a limited market for our common stock. Since trading commenced in December 2006, there has been limited volume, and on some days there has been no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	Number of workdays, holidays and vacations;

•	The business decisions of clients regarding the use of our services;

•	Periodic differences between clients estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

•	The stage of completion of existing projects and their termination;

•	Our ability to move consultants quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

•	The introduction of new services by us or our competitors;

•	Changes in pricing policies by us or our competitors;

•	Our ability to manage costs, including personnel compensation, support-services and severance costs;

•	Acquisition and integration costs related to possible acquisitions of other businesses;

•	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

•	Global economic and political conditions and related risks, including acts of terrorism.

We cannot guarantee that our Stock Repurchase Program will be fully implemented or that it will enhance long-term stockholder value.

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock (the “Stock Repurchase Program”). The timing, manner, price and amount of any repurchases is at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. As a result, there can be no guarantee around the timing or volume of our share repurchases. We intend to finance any stock repurchases through operating cash flow. There is no guarantee as to the number of shares that will be repurchased, and the Stock Repurchase Program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The Stock Repurchase Program could increase volatility in and affect the price of our common stock. The existence of our Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our Stock Repurchase Program will reduce our cash reserves. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBER SECURITY.

Risk management and strategy

We rely on information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes.

 We have (i) engaged a third-party consultant to assist us with designing controls and our cybersecurity risk management framework; (ii) engaged third party applications to perform penetration testing, and (iii) retained third parties to assist with the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

 Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. There can also be no guarantee that our policies and procedures under our cybersecurity risk management program will be properly followed in every instance or that those policies and procedures will be effective. While we devote resources to our security measures designed to protect our systems and information, we cannot guarantee the security measures are infallible.

Governance

Our Board of Directors oversees our general risk management, including cybersecurity. Policies, practices and potential risks associated with cybersecurity are discussed and managed by the Board of Directors and management.

Our chief financial officer has primary responsibility for assessing, monitoring, managing cybersecurity risks and updating the Board of Directors on any significant risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Board of Directors of any material threats or incidents that arise.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to legal proceedings incidental to our business. Currently, there are no proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.  However, the Company is a complainant in one legal proceeding as described below.

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a breach of contract and money collection complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”), before the Commonwealth of Puerto Rico Court of First Instance, San Juan Superior Section.  On November 13, 2023, a judgment was entered by the Court ordering Romark to pay jointly to the Company’s subsidiaries $6,717,431.69, which includes the principal amount of $5,246,782, plus interest up to the date of the judgment. The Company’s subsidiaries are pursuing assets and monies from Romark to collect the judgment.  To this date, however, we have been unable to identify assets of Romark against which to collect.  Aside from legal fees and the costs of identifying assets, and costs of collection efforts, no further losses are expected. The Company’s subsidiaries will continue the collection efforts with Romark. However, we cannot guarantee a successful outcome in collecting the funds owed to the Company’s subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over the Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. Any over-the-counter market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On January 20, 2025, there were approximately 62 holders of record of our common stock.

During the year ended October 31, 2024, the Company paid dividends of $0.075 per share of common stock on February 15, 2024 to shareholders of record at the close of business on January 30, 2024. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	393,350	$0.9887	1,110,000
Equity compensation plans not approved by security holders	-	$-	-
Total	393,350		1,110,000

The 2014 Long-Term Incentive Plan was approved in April 2014, and amended on May 2, 2024 by the stockholders to extend the term for an additional ten years ending March 31, 2034.

Stock Repurchase Program

On June 13, 2014, the Board of Directors of the Company approved the Company Stock Repurchase Program authorizing the Company to repurchase up to two million shares of its outstanding common stock. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Company Stock Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. Under the program no shares will be repurchased directly from directors or officers of the Company. The Company Stock Repurchase Program does not have an expiration date. During the three-month period ended October 31, 2024, the Company made no purchases of its shares of common stock under the Company Stock Repurchase Program.

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

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and European markets, and to a lesser extent the Brazilian market which is under development. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

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

The Company holds a tax grant issued by PRIDCO which expired on October 31, 2024 pending our extension request. The tax grant provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, ending on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO the renegotiation of the tax grant for an additional term of fifteen years.  As of the date of this filing, we have not received a status from PRIDCO for this request, accordingly, we cannot provide assurance on the outcome for our renegotiation application. For additional information relating to the tax grant issued by PRIDCO, please see Note D – Income Taxes of the consolidated financial statements.

The following table sets forth information as to our revenue for the years ended October 31, 2024 and 2023, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2024		2023
Puerto Rico	$5,690	59.8%	$8,038	47.4%
United States	3,162	33.3%	4,672	27.5%
Europe	571	6.0%	4,260	25.1%
Other	86	0.9%	6	0.0%
Total revenue	$9,509	100.0%	$16,976	100.0%

For the year ended October 31, 2024, the Company’s revenues were approximately $9.5 million, a net decrease of $7.5 million when compared to last year. The European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $3.7, $2.3 and $1.5 million, respectively. As depicted below, when compared to the same period last year, gross profit decreased by 3.3 percentage points. The net decline in gross profit percentage points is mainly attributable to the completion in fiscal year 2023 of high margin yielding projects within the European market.

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

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2024 and 2023 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2024		2023
Revenues	$9,509	100.0%	$16,976	100.0%
Cost of services	6,993	73.5%	11,910	70.2%
Gross profit	2,516	26.5%	5,066	29.8%
Selling, general and administrative expenses	3,804	40.0%	3,949	23.2%
Other income, net	532	5.5%	570	3.3%
Income (loss) before income taxes	(756)	-8.0%	1,687	9.9%
Income tax expense	22	0.2%	377	2.2%
Net income (loss)	(778)	-8.2%	1,310	7.7%

Revenues. Revenues for the year ended October 31, 2024 were approximately $9.5 million, a net decrease of $7.5 million when compared to last year. The European, Puerto Rico and United States consulting markets had a decline in projects revenue of approximately $3.7, $2.3 and $1.5 million, respectively. The Brazilian market sustained no major revenue change when compared to the same period last year, which is still not significant.

Cost of Services; Gross Profit. Cost of services for the year ended October 31, 2024 were $7.0 million, a decrease of $4.9 million when compared to last year. Gross profit for the year ended October 31, 2024 decreased by 3.3 percentage points when compared to last year. The net decline in gross profit percentage points is mainly attributable to the closure in fiscal year 2023 of high margin yielding projects within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.8 million, a net decrease of approximately $150 thousand when compared to last year. However, the Company made investments in business development human capital and industry activities aimed to achieve growth in targeted markets. These investments were funded with expense savings within this caption area.

Other Income, Net. Other income, net for the year ended October 31, 2024, was approximately $0.5 million. This balance is mostly attributable to interest income, partially offset by a negligible amount in the settlement of foreign exchange rates on intercompany balances.

Net Income (loss). Net loss for the year ended October 31, 2024 was approximately $0.8 million, an earnings decline of approximately $2.1 million when compared to last year, respectively.

For the year ended October 31, 2024, net loss per share of common stock for both basic and diluted was $0.034, a decrease of $0.091 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2024, the Company had approximately $13.8 million of working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date. During the year ended October 31, 2024, the Company purchased an aggregate of 12,100 shares of its common stock under the Stock Repurchase Program. As of October 31, 2024, the Company has 1,501,443 shares of common stock available for future repurchases under the Stock Repurchase Program.

Our primary cash needs consist of the payment of compensation to our consulting team, overhead expenses, and statutory taxes. Additionally, we may use cash for the repurchase of our common stock under the Repurchase Program, capital expenditures and business development expenses. Management believes that based on the current level of working capital, operations and cash flows from operations, and the collectability of high-quality customer receivables are sufficient to fund anticipated expenses and satisfy other possible long-term contractual commitments for and beyond the next twelve months.

While uncertainties relating to the current local and global economic condition, competition, the industries and geographical regions served by us and other regulatory matters exist within the consulting services industry, as described above, management is not aware of any other trends or events likely to have a material adverse effect on liquidity or its financial statements.

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2024.

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

Accounts Receivable - Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2024, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2024 and 2023.

Investment - Minority non-controlling investment is stated at cost and included within the Other Assets caption on the consolidated balance sheet.

Stock-based Compensation - Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. We have not recognized such cash flow from financing activities since there has been no tax benefit related to stock-based compensation.

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

Foreign Operations - The functional currency of our foreign subsidiaries is their respective local currencies. The assets and liabilities of our foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are discussed in “Item 1A Risk Factors” above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013
3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023
4.1	Description of the Registrant s securities	10-K	000-50956	4.1	1/29/2020
10.1	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015
10.2	Employment Agreement dated November 5, 2007, between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009
10.3	Amendment to Employment Agreement dated December 17, 2008, between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008
10.4	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009
10.5	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010
10.6	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012
10.7	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013
10.8	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014
10.9	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019
10.10	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007
10.11	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014
10.12	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014
10.13	Amendment to Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2024
14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007
21.1*	List of Subsidiaries
23.1*	Consent of Crowe PR PSC
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________________

*   Filed herewith

**  Furnished herewith

Exhibits 10.1 through 10.13 are management contracts or compensatory plans, contracts or arrangements.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: January 29, 2025	By:	/s/ Victor Sanchez
Name: Victor Sanchez
Title: Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President of European Operations	January 29, 2025
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2025
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	January 29, 2025
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2025
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2025
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2025
Irving Wiesen

 PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Pharma-Bio Serv, Inc.

Dorado, Puerto Rico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (“the Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Refer to Note A to the Consolidated Financial Statements

Description of the Matter

As disclosed in Note A to the consolidated financial statements, under the caption Summary of Significant Accounting Policies, Revenue Recognition, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration of the Company to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for these agreements, and includes the following:

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Identification and treatment of contract terms that may impact on the timing and amount of revenue recognized.
•	Determination of stand-alone selling prices for each distinct performance obligation.
•	Determination of the precise point at which services are considered incurred, and revenue can be recognized.
•	Judgment of the amount of revenue to be recognized for services performed but not yet billed.
•	Evaluation of changes to service contracts, such as scope adjustments or extensions, and determining their impact on revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We tested the design and operating effectiveness of controls over revenue recognition, including controls over the identification of performance obligations, the determination of transaction prices, and the allocation of transaction prices to performance obligations.
•	We selected a sample of revenue transactions and performed the following substantive procedures:

1.	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

2.	Tested management’s identification and treatment of significant contract terms for accuracy and completeness.

3.

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

4.	Determined delivery of services was transferred and approved by customers to recognize revenue in the appropriate period.

•	We performed analytical procedures to identify and investigate any unusual or unexpected trends in revenue.
•	We evaluated the adequacy of the entity’s disclosures related to revenue recognition in the consolidated financial statements.

/s/ CROWE PR PSC

Guaynabo, Puerto Rico

January 29, 2025

DPSC16-118

Crowe PR PSC is a member of the global network of Crowe LLP, the members of which are separate and independent legal entities.

We have served as the Company’s auditor since 2006.

PHARMA-BIO SERV, INC.

Consolidated Balance Sheets

October 31, 2024 and 2023

	October 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,767,356	$10,446,054
Marketable securities	5,978,104	4,531,164
Accounts receivable	2,510,909	3,940,845
Prepaids and other assets	442,384	483,034
Total current assets	15,698,753	19,401,097

Property and equipment	169,281	32,849
Operating lease right-of-use	198,597	356,450
Other assets	225,599	111,665
Total assets	$16,292,230	$19,902,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$165,201	$152,474
Accounts payable and accrued expenses	1,127,649	1,467,425
Current portion of US Tax Reform Transition Tax and income taxes payable	594,316	533,782
Total current liabilities	1,887,166	2,153,681

US Tax Reform Transition Tax payable	660,903	1,427,560
Long term operating lease liabilities	28,834	194,035
Total liabilities	2,576,903	3,775,276

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,512,880 shares issued, and 22,958,143 and 22,963,451 shares outstanding at October 31, 2024 and 2023, respectively	2,352	2,351
Additional paid-in capital	1,644,468	1,596,922
Retained earnings	12,353,970	14,853,826
Accumulated other comprehensive income	262,380	210,266
	14,263,170	16,663,365
Treasury stock, at cost; 561,529 and 549,429 common shares held on October 31, 2024 and 2023, respectively	(547,843)	(536,580)
Total stockholders' equity	13,715,327	16,126,785
Total liabilities and stockholders' equity	$16,292,230	$19,902,061

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Operations

For the Years Ended October 31, 2024 and 2023

	Years ended October 31,
	2024	2023
REVENUES	$9,509,279	$16,976,856

COST OF SERVICES	6,993,241	11,910,445

GROSS PROFIT	2,516,038	5,066,411

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,803,625	3,949,000

INCOME (LOSS) FROM OPERATIONS	(1,287,587)	1,117,411

OTHER INCOME, NET	532,139	570,076

INCOME (LOSS) BEFORE INCOME TAX	(755,448)	1,687,487

INCOME TAX EXPENSE	22,171	377,307

NET INCOME (LOSS)	$(777,619)	$1,310,180

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$(0.034)	$0.057

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	22,965,995	22,970,892

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,974,124	22,997,854

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended October 31, 2024 and 2023

	Years ended October 31,
	2024	2023

NET INCOME (LOSS)	$(777,619)	$1,310,180

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation:
Net unrealized loss	(17,710)	(4,742)
Intercompany balances foreign exchange settlement, included in net income (loss)	69,824	(23,144)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	52,114	(27,886)

COMPREHENSIVE INCOME (LOSS)	$(725,505)	$1,282,294

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended October 31, 2024 and 2023

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT OCTOBER 31, 2022	23,457,515	$2,346	-	$-	$1,551,838	$15,267,470	$238,152	$(502,236)	$16,557,570

STOCK-BASED COMPENSATION	-	-	-	-	45,084	-	-	-	45,084

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	55,365	5	-	-	-	(5)	-	-	-

PURCHASE OF TREASURY STOCK (35,400 SHARES)	-	-	-	-	-	-	-	(34,344)	(34,344)

NET INCOME	-	-	-	-	-	1,310,180	-	-	1,310,180

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(27,886)	-	(27,886)

CASH DIVIDENDS ($0.075 PER COMMON, SHARE AT RECORD DATE)	-	-	-	-	-	(1,723,819)	-	-	(1,723,819)

BALANCE AT OCTOBER 31, 2023	23,512,880	2,351	-	-	1,596,922	14,853,826	210,266	(536,580)	16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	47,546	-	-	-	47,546

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (12,100 SHARES)	-	-	-	-	-	-	-	(11,263)	(11,263)

NET LOSS	-	-	-	-	-	(777,619)	-	-	(777,619)

OTHER COMPREHENSIVE INCOME,NET OF TAX	-	-	-	-	-	-	52,114	-	52,114

CASH DIVIDEND ($0.075 PER SHARE OF COMMON STOCK AT RECORD DATES)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT OCTOBER 31, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2024 and 2023

	Years ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(777,619)	$1,310,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	47,546	45,084
Depreciation and amortization	23,311	48,086
Amortization of operating lease right-of-use	157,853	146,235
Reinvested interests	(245,815)	(320,077)
Decrease in accounts receivable	1,456,947	1,093,246
Increase in prepaids and other assets	(21,595)	(105,132)
Decrease in liabilities	(1,207,329)	(326,662)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(566,701)	1,890,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property. equipment and software	(159,743)	(7,251)
Marketable securities investment, net	(1,201,125)	(4,211,087)
NET CASH USED IN INVESTING ACTIVITIES	(1,360,868)	(4,218,338)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(11,263)	(34,344)
Cash dividends paid to shareholders	(1,722,236)	(1,723,819)
NET CASH USED IN FINANCING ACTIVITIES	(1,733,499)	(1,758,163)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,630)	68,866
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,678,698)	(4,016,675)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,446,054	14,462,729
CASH AND CASH EQUIVALENTS – END OF YEAR	$6,767,356	$10,446,054

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$661,224	$422,155
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$50,713	$17,067
Conversion of cashless exercise of options to shares of common stock	$1	$5

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Consolidated Financial Statements

For the Years Ended October 31, 2024 and 2023

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of October 31, 2024 and 2023, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the years ended October 31, 2024 and 2023. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2024, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment and developed software are stated at cost.

Depreciation and amortization of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2024 and 2023.

Investment

Minority non-controlling investment is stated at cost and included within the Other Assets caption on the consolidated balance sheet.

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

Reclassifications

Certain reclassifications have been made to the October 31, 2023 consolidated financial statements to conform them to the October 31, 2024 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, “Topic 326”, an amendment on measurement of credit losses on financial assets held by at each reporting date. The guidance requires the use of a new current expected credit loss (CECL) model in estimating allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Effective November 1, 2023, the Company adopted ASU No. 2016-13, and the adoption of this standard did not have a significant impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting to provide more detail information about a reportable segment's expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, although early adoption is permitted.

Recent accounting pronouncements pending adoption not discussed above, are either not applicable or will not have or are not expected to have a material impact on the Company.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment on October 31, 2024 and 2023 consisted of the following:

		October 31,
	Useful life (years)	2024	2023
Vehicles	5	$115,623	$115,623
Computers	3	415,383	405,711
Equipment	3-7	142,670	142,670
Furniture and fixtures	10	3,854	3,854
Technology platform under development	-	150,000	-
Total		827,530	667,858
Less: Accumulated depreciation and amortization		(658,249)	(635,009)
Property and equipment, net		$169,281	$32,849

NOTE D - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years, which started with the Company’s second quarter of fiscal year 2019. Previously, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform has established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009, and covers a fifteen-year period, ending on October 31, 2024. The Grant provided relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant are subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions, accumulated since November 1, 2009, are exempt from Puerto Rico earnings distribution tax. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company has requested PRIDCO the renegotiation of the Grant for an additional term of fifteen years.

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

On October 31, 2024, Pharma-Bio, Pharma-Spain and Pharma-Serv have unused operating losses of approximately $631,000, $256,000 and $546,000, respectively. These net operating of losses for Pharma-Bio and Pharma-Spain are available to offset indefinitely for future taxable income, while for Pharma-Serv is available to offset future taxable income until October 31, 2034. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Bio, Pharma-Spain and Pharma-Serv of approximately $132,600, $64,200, and $21,800, respectively. However, an allowance has been provided covering the total amount of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2024, and 2023 is as follows:

	October 31,
	2024	2023
United States federal statutory rate	(21.0)%	21.0%
Allowance of resulting deferred tax asset	18.4%	-%
Tax holiday (PRIDCO Grant), including GILTI, if any	(3.3)%	(2.1)%
Other foreign jurisdictions earnings	8.8%	2.8%
Other	-%	0.6%
Effective tax rate	2.9%	22.3%

The effective tax rates, for the years ended October 31, 2024 and 2023, differ from the federal statutory rate mainly due to the impact of the jurisdictional mix of income and expenses. The variance in our effective tax rate is mainly attributable to (i) foreign earnings results from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and is subject to tax incentive grants, (ii) other foreign earnings other than from Puerto Rico, and (iii) the allowance of resulting deferred tax asset for net operating losses carry forward. As previously disclosed, foreign earnings (including Puerto Rico) are also subject to U.S. tax at a reduced rate of 10.5%.

The Company had no income tax expense related to US federal and state taxes for the year ended October 31, 2024, while for the year ended October 31, 2023, the Company incurred approximately $132,900 in federal and state taxes. For the years ended October 31, 2024 and 2023, foreign income taxes included on income tax expense were $22,200 and $244,400, respectively.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2020 (2019 for Puerto Rico) through 2023 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

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

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of October 31, 2024, are as follows:

Twelve months ending October 31,	Amount
2025	$174,730
2026	29,121
Total future minimum operating lease payments	203,581
Less: Amount of imputed interest	(9,816)
Present value of future minimum operating lease payments	194,035
Current operating lease liabilities	(165,201)
Long term operating lease liabilities	$28,834

Lease expense for the years ended October 31, 2024 and 2023, was approximately $181,000 and $182,000, respectively.

NOTE F – CONTINGENCIES

In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of October 31, 2024 and 2023, a total of 498,557 and 486,457 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $484,871 and $473,608, respectively.

On December 15, 2023, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on January 30, 2024. Accordingly, an aggregate dividend payment of $1,722,236 was paid on February 15, 2024.

NOTE H – EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding. The computation of diluted earnings (loss) per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under warrants, stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted earnings per share.

	Years ended October 31,
	2024	2023
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (loss) per share	$(777,619)	$1,310,180

Weighted average number of common shares - used to compute basic earnings (loss) per share	22,965,995	22,970,892
Effect of options to purchase common stock	8,129	26,962
Weighted average number of shares - used to compute diluted earnings (loss) per share	22,974,124	22,997,854

For the years ended October 31, 2024 and 2023, options for the purchase of 293,350 and 223,500 shares of common stock, respectively, were not included in computing earnings (loss) per share because their effect was antidilutive.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has an incentive plan that covers 2,300,000 shares of the Company’s common stock, that provide for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors (the “2014 Long-Term Incentive Plan” also known as the “2014 Plan”). On March 6, 2024, the Company's board of directors adopted, and on May 2, 2024, the Company’s stockholders approved, to extend the 2014 Plan for an additional ten years from March 31, 2024 to March 31, 2034. The 2014 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the Board of Directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of the grant and the term of the option cannot exceed five years.

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

The 2014 Plan stock options activity and status for the years ended October 31, 2024 and 2023 were as follows:

	Year ended October 31,
	2024		2023
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	343,350	$1.0081	500,000	$0.9764
Granted	90,000	$0.8667	80,000	$0.7900
Exercised	(40,000)	$0.8800	(236,650)	$0.8675
Expired and/or forfeited	-	$-	-	$-
Total outstanding at end of year	393,350	$0.9887	343,350	$1.0081

Outstanding exercisable stock options at end of year	323,370	$1.0055	263,330	$1.0439

	October 31, 2024	October 31, 2023
Weighted average remaining years in contractual life for:
Total outstanding options	2.5 years	2.8 years
Outstanding exercisable options	2.3 years	2.5 years
Shares of common stock available for issuance pursuant to future stock option grants	1,110,000	1,200,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2024 and 2023:

	Year ended October 31,
	2024	2023
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	92.3%	90.9%
Risk free interest rate	4.1%	3.9%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.5359	$0.4798

As of October 31, 2024, estimated stock-based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $23,260 will be recognized in a weighted average period of approximately 0.6 years.

The aggregate intrinsic value of options outstanding under the 2014 Plan represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. As of October 31, 2023, the aggregate intrinsic value of options outstanding under the 2014 Plan was approximately $8,364. There were no in-the money options outstanding as of October 31, 2024.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Year ended October 31,
	2024	2023
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	47,546	45,084
Stock-based compensation before tax	47,546	45,084
Income tax benefit	-	-
Net stock-based compensation expense	$47,546	$45,084
Effect on earnings per share:
Basic earnings (loss) per share	$(0.002)	$(0.002)
Diluted earnings (loss) per share	$(0.002)	$(0.002)

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

The following table presents information about the reported revenue from services and earnings (loss) from operations of the Company for the years ended on October 31, 2024 and 2023. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2024	2023
REVENUES:
Puerto Rico consulting	$5,690,166	$8,038,143
United States consulting	3,162,151	4,672,255
Europe consulting	571,183	4,260,224
Other	85,779	6,234
Total consolidated revenues	$9,509,279	$16,976,856

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(384,451)	$(18,749)
United States consulting	(630,893)	272,130
Europe consulting	(256,585)	913,966
Other	(15,658)	(49,936)
Total consolidated income from operations	(1,287,587)	1,117,411
OTHER INCOME, NET	532,139	570,076
Total consolidated income before income tax	$(755,448)	$1,687,487

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2024 and 2023, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

NOTE K - CONCENTRATION OF RISKS

Cash and Cash Equivalents, and Marketable Securities

The Company’s domestic cash and cash equivalents, and marketable securities consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spread of deposits in multiple FDIC insured banks), and U.S. Treasury securities with maturities of twelve months or less. The U.S. Treasury securities are held in the custody of major financial institutions and their value is not subject to insurance.  In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. Normally, these uninsured bank deposits are not significant, and they are in deposit with major multinational banks. No significant losses have been experienced nor are expected on these bank accounts or investments.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2024 or 2023. During the year ended October 31, 2024, revenues from these customers were 18.8%, 16.4% and 0.6%, or a total of 35.8%, as compared to the same period last year for 11.4%, 9.6% and 14.5%, or a total of 35.5%, respectively. For the year ended October 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 18.8%, 16.4% and 0.6%, as compared to 11.4%, 9.6% and 14.5%, respectively. At October 31, 2024 and 2023, amounts due from these customers represented 45.7% and 48.3% of total accounts receivable balance, respectively. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level three groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2024 or 2023. During the year ended October 31, 2024, aggregate revenues from these global groups of affiliated companies were 18.8%, 18.7% and 0.6%, or a total of 38.1%, as compared to the same period last year for 11.4%, 11.6% and 14.5%, or a total of 37.5%, respectively. For the year ended October 31, 2024 and 2023, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 21.1%, 16.4% and 0.6%, as compared to 13.4%, 9.6% and 14.5%, respectively. On October 31, 2024 and 2023, amounts due from these global groups of affiliated companies represented 47.1% and 51.0% of total accounts receivable balance, respectively.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. During the years ended October 31, 2024 and 2023, the Company contributed to these plans $128,000 and $142,800, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

On August 19, 2024 the Company entered into an agreement with a company (the “AI Company”) which is an affiliate  to one of the members of our Board of Directors, whereas for $250,000 the Company obtained (i) the development of a dashboard tool (the “Lead Generation Technology Platform”) based on artificial intelligence which will research and automate business development opportunities and the recruitment and placement of personnel for the Company, (ii) a 2.44% membership interest (the “Membership Interest”) in the AI Company, and (iii) a two year term grant of option (the “Option”) to obtain an aggregate 16.67% interest in the AI Company at an exercise price of $1,750,000. Based on FASB ASC 820 an independent valuation firm valued (i) the Lead Generation Technology Platform at $150,000, (ii) the Membership Interest at $86,200, and (iii) the Option at $13,800. The Lead Generation Technology Platform is included within the Property and Equipment caption on the consolidated financial statements (see Note C) and will be amortized through its useful life, while the Membership Interest and Option were recorded as investments at cost within the Other Assets caption on the consolidated financial statements. Once completed, the AI Company will remain available to improve, support and maintain the Lead Generation Technology Platform for a fee of $5,000 per month, or such other amount as may be mutually agreed in good faith, based on the Company’s requirements.

As more fully disclosed in Note E to the consolidated financial statements, the Company leases its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our past Chairman of the Board of Directors.

NOTE N - SUBSEQUENT EVENTS

On January 28, 2025, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about March 20, 2025, to shareholders of record as of the close of business on February 28, 2025.

