Form 10-K/A
period 2024-10-31
Pharma-Bio Serv, Inc.
filed 2025-02-28
CIK 1304161

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2024 (the last business day of the second quarter of the registrant’s current fiscal year), was $13,638,206.

The number of shares of the registrant’s common stock outstanding as of January 24, 2025 was  22,958,143.

Explanatory Note

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Pharma-Bio Serv, Inc. (the “Company”) for the fiscal year ended October 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2025 (the “2024 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2024 Form 10-K.

This Amendment No. 1 speaks as of the original filing date of the 2024 Form 10-K and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required pursuant to The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2024 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way. The 2024 Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Form 10-K and the Company’s other SEC filings.

PHARMA-BIO SERV, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED OCTOBER 31, 2024

PART III

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.	14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors.

Name	Age	Positions with the Company	Director Since	Class(4)

Kirk Michel(1),(2)	69	Chairman of the Board	2006	Class II
Dov Perlysky(2),(3)	62	Director	2004	Class II
Howard Spindel(1),(3)	79	Director	2006	Class III
Irving Wiesen(1),(2),(3)	70	Director	2006	Class I

_______________________

(1)	Member of the Audit Committee and Compensation Committee.
(2)	Member of the Mergers and Acquisition Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)

Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2026 Annual Meeting of Stockholders, Class II directors are serving until the 2027 Annual Meeting of Stockholders and Class III directors are serving until the 2025 Annual Meeting of Stockholders.

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

(b) Identification of Executive Officers.

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

(f) Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2024 (“Fiscal 2024”) or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made since our disclosure in the 2024 definitive proxy statement for our 2024 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2024.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all our employees, officers, including our principal executive officer, principal financial officer and principal accounting officer, and directors. The Code of Ethics also contains our insider trading policy which applies to all employees, officers, and directors. A copy of our Code of Ethics is incorporated by reference as Exhibit 14.1 to this Annual Report on Form 10-K/A. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website at www.pharmabioserv.com. Our website is not part of this report.

Insider Trading Policy

Our Insider Trading Policy, included within our Code of Ethics, governs the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2024 and 2023 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Option Awards($)(2)	All Other Compensation	Total
Victor Sanchez President and Chief Executive Officer	2024	$231,000	$600	--	$14,300(3)	$245,900
	2023	$231,000	$60,600	--	$32,070	$323,670

Pedro Lasanta	2024	$175,000	$600	$6,390	--	$181,990
Chief Financial Officer, Vice President-Finance and Administration and Secretary	2023	$175,000	$50,600	--	--	$225,600

____________________

(1)	Represents bonus for services in fiscal year 2023, which were paid in December 2023, and a statutory holiday bonus of $600 paid in December 2024 and 2023, respectively.
(2)

Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown reflect the grant date fair value of options granted to the executive officers determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2024 included in our 2024 Form 10-K. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

(3)	Represents (i) $14,300 health insurance plan expenses incurred in fiscal years 2024 and 2023 pursuant to Mr. Sanchez’s employment agreement and (ii) $17,770 accrued vacation pay in fiscal year 2023.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2024.

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez		16,675 (1)	$0.99	Dec. 9, 2026	--	--	--	--

Pedro Lasanta		16,675(1)	$0.99	Dec. 9, 2026	--	--	--	--
		10,000(2)	$1.00	Dec. 26, 2028

___________________

(1)

Represents options to purchase 25,000 shares of common stock which were granted on December 9, 2021, of which 8,325 were exercised on March 6, 2023. These options vest in three equal annual installments beginning on December 9, 2022.

(2)	Represents options to purchase 10,000 shares of common stock which were granted on December 26, 2023. These options vest in three equal annual installments beginning on December 26, 2024.

Employment Agreements

Victor Sanchez - Employment Agreement

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

Pedro Lasanta - Employment Agreement

On November 5, 2007, we entered into an employment agreement with Pedro Lasanta, our Chief Financial Officer and Vice President - Finance and Administration and Secretary, for a one year term pursuant to which we paid Mr. Lasanta an annual salary of $100,000 plus a monthly car allowance of $500. Mr. Lasanta’s employment agreement has a non-competition provision pursuant to which he agrees that during the term of the agreement and for one year thereafter, Mr. Lasanta will not, directly or indirectly, engage in a competing business or solicit any customer or seek to persuade any customer to reduce the amount of business it does with us or seek to persuade any employee to leave our employment.

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

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2024.

Name	Fees Earned (1)	Option Awards (2)(3)	Total
Kirk Michel	$50,000	$10,460	$60,460
Dov Perlysky	$50,000	$10,460	$60,460
Howard Spindel	$50,000	$10,460	$60,460
Irving Wiesen	$50,000	$10,460	$60,460

____________________

(1)	During the fiscal year ended October 31, 2024, all members of the Board of Directors individually earned and were paid fees of $50,000 each.
(2)

Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown reflect the grant date fair value of options granted to the directors determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2024 included in our 2024 Form 10-K.

(3)

The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2024, each of the below named directors held the following number of options to purchase shares of common stock:

OPTIONS GRANTED TO

Grant Date	Exercise Price	H. Spindel	K. Michel	I. Wiesen	D. Perlysky
1/10/2020	$0.76	20,000	--	--	--
1/10/2021	$1.40	20,000	20,000	20,000	20,000
1/10/2022	$0.97	20,000	20,000	20,000	20,000
1/10/2023	$0.79	20,000	20,000	20,000	20,000
1/10/2024	$0.85	20,000	20,000	20,000	20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of February 26, 2025 by:

•	each director;
•	each officer named in the summary compensation table (“Named Executive Officers”);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

As of February 26, 2025, the Company had 22,932,242 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., the Pharma-Bio Serv Building, #6 Road 696, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 26, 2025	Percentage
Directors and Executive Officers
Dov Perlysky(1)	2,061,548	9.0%
Kirk Michel(2)	454,308	2.0%
Howard Spindel(3)	112,504	*%
Irving Wiesen(4)	124,250	*%
Victor Sanchez(5)	28,057	*%
Pedro Lasanta(6)	139,193	*%

All Directors and Executive Officers as a group
(six persons)(7)	2,919,860	12.6%

5% or Greater Stockholders
Elizabeth Plaza(8)	3,852,921	16.8%
Venturetek, L.P.(9)	3,132,932	13.7%
Ramon Luis Dominguez Thomas(10)	2,060,060	9.0%
Addison McKinley Levi III(11)	2,050,059	8.9%
Adam Hirsh(12)	1,172,179	5.1%

___________________

*	Less than 1%.
(1)

The shares of common stock beneficially owned by Mr. Perlysky include (i) 54,203 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) 70,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 26, 2025.

10

(2)

The shares of common stock beneficially owned by Mr. Michel consist of (i) 43,602 shares directly owned, (ii) 70,000 shares of common stock issuable upon exercise of options, which are exercisable as of February 26, 2025, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(3)

The shares of common stock owned by Mr. Spindel represent (i) 42,504 shares held in a trust established by Mr. Spindel's deceased spouse for the benefit of Mr. Spindel, which Mr. Spindel intends to distribute such shares to his adult children, and (ii) 70,000 shares issuable upon exercise of options, which are exercisable as of February 26, 2025.

(4)	The shares of common stock owned by Mr. Wiesen represent 54,250 shares directly owned and 70,000 shares issuable upon exercise of options, which are exercisable as of February 26, 2025.
(5)	The shares of common stock owned by Mr. Sanchez represent 11,382 shares directly owned and 16,675 shares issuable upon exercise of options, which are exercisable as of February 26, 2025.
(6)	The shares of common stock owned by Mr. Lasanta represent 119,188 shares directly owned and 20,005 shares issuable upon exercise of options, which are exercisable as of February 26, 2025.
(7)	Includes 316,680 shares issuable upon the exercise of options, which are exercisable as of February 26, 2025.
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

(12)	This information was obtained from a Schedule 13G filed by Adam Hirsh on October 15, 2019. The postal address stated on Mr. Hirsh’s Schedule 13G is 1021 Saturn Court Incline Village, Nevada 89451.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan(1)	393,350	$0.9887	1,110,000
Equity compensation plans not approved by security holders	--	$ --	--
Total	393,350		1,110,000

_______________________

(1)	The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014, and amended on May 2, 2024 by the stockholders to extend the term for an additional ten years ending March 31, 2034.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company conducts its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities are leased from an affiliate of our past Chairman of the Board and greater than 5% stockholder, as set forth in footnote (8) of  the beneficial ownership table above . The lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021. The lease agreement, as amended, has monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also requires the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

On August 19, 2024, the Company entered into an agreement (the "AI Agreement") with a company which Dov Perlysky, a member of our Board of Directors, and Mr. Perlysky's brother-in-law, Alan Stahler, indirectly hold a minority interest and are indirect managers of (the “AI Company”). Pursuant to the AI Agreement, for $250,000 the Company obtained (i) the development of a dashboard tool (the “Lead Generation Technology Platform”) based on artificial intelligence which will research and automate business development opportunities and the recruitment and placement of personnel for the Company, (ii) a 2.44% membership interest (the “Membership Interest”) in the AI Company, and (iii) a two year term grant of option (the “Option”) to obtain an aggregate 16.67% interest in the AI Company at an exercise price of $1,750,000. Once completed, the AI Company will remain available to improve, support and maintain the Lead Generation Technology Platform for such amount as may be mutually agreed in good faith, based on the Company’s requirements. For additional information relating to the accounting of this related party transaction, see Note M to the Consolidated Financial Statements included in Part II, Item 8.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We were billed by Crowe PR PSC (formerly known as Horwath Velez & Co. PSC) (“Crowe”) in 2024 and 2023 as follows:

Description of services:	Fiscal 2024	Fiscal 2023
Audit fees	$71,490	$64,990
Audit-related fees	$38,350	$35,675
Tax fees	--	--
All other services	$7,750	$7,150
Total Fees	$117,590	$107,815

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Crowe and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Crowe during Fiscal 2024 and 2023.

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

1.             All Financial Statements: Consolidated Financial Statement are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2025 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2025.

2.             Financial Statement Schedules: None.

3.             Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013

3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023

4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020

10.1	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015

10.2	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.3	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.4	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009

10.5	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010

10.6	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012

10.7	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.8	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.9	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.10	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.11	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.12	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

10.13	Amendment to Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2024

14.1*	Amended and Restated Code of business conduct and ethics for senior management

21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2024

23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	1/29/2024

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/30/2023

101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2024

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2024

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2024

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2024

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2024

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

____________________

* Filed herewith

** Furnished herewith

Exhibits 10.1 through 10.13 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: February 28, 2025	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

