Form 10-Q
period 2025-01-31
Pharma-Bio Serv, Inc.
filed 2025-03-17
CIK 1304161

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of March 12, 2025 was 22,930,842.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	January 31, 2025*	October 31, 2024**
Current assets
Cash and cash equivalents	$7,307,123	$6,767,356
Marketable securities	5,127,525	5,978,104
Accounts receivable	2,681,752	2,510,909
Prepaids and other assets	418,483	442,384
Total current assets	15,534,883	15,698,753

Property and equipment	159,842	169,281
Operating lease right-of-use	157,211	198,597
Other assets	225,558	225,599
Total assets	$16,077,494	$16,292,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$153,994	$165,201
Accounts payable and accrued expenses	951,537	1,127,649
Dividend payable to shareholders	1,719,918	-
Current portion of US Tax Reform Transition Tax and income taxes payable	595,013	594,316
Total current liabilities	3,420,462	1,887,166

US Tax Reform Transition Tax payable	660,903	660,903
Long term operating lease liabilities	-	28,834
Total liabilities	4,081,365	2,576,903

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 shares issued, and 22,958,143 shares outstanding on January 31, 2025 and October 31, 2024	2,352	2,352
Additional paid-in capital	1,655,149	1,644,468
Retained earnings	10,642,588	12,353,970
Accumulated other comprehensive income	243,883	262,380
	12,543,972	14,263,170
Treasury stock, at cost; 561,529 common shares held on January 31, 2025 and October 31, 2024	(547,843)	(547,843)
Total stockholders' equity	11,996,129	13,715,327
Total liabilities and stockholders' equity	$16,077,494	$16,292,230

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2025	2024
REVENUES	$2,471,333	$2,380,187

COST OF SERVICES	1,703,224	1,844,578

GROSS PROFIT	768,109	535,609

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	860,300	973,909

LOSS FROM OPERATIONS	(92,191)	(438,300)

OTHER INCOME, NET	101,842	180,529

INCOME (LOSS) BEFORE INCOME TAX	9,651	(257,771)

INCOME TAX EXPENSE	1,115	12,948

NET INCOME (LOSS)	$8,536	$(270,719)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.000	$(0.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,958,143	22,962,460

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,960,752	22,986,370

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended January 31,
	2025	2024
NET INCOME (LOSS)	$8,536	$(270,719)

OTHER COMPREHENSIVE LOSS:

Foreign currency translation:
Net unrealized gain (loss)	(47,363)	32,957
Intercompany balances foreign exchange settlement, included in net income (loss)	28,866	(18,017)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(18,497)	14,940

COMPREHENSIVE LOSS	$(9,961)	$(255,779)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
FISCAL YEAR 2025					Additional		Other
(THREE MONTHS ENDED	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
JANUARY31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	10,681	-	-	-	10,681

NET INCOME	-	-	-	-	-	8,536	-	-	8,536

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(18,497)	-	(18,497)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT JANUARY 31, 2025	23,519,672	$2,352	-	$-	$1,655,149	$10,642,588	$243,883	$(547,843)	$11,996,129

							Accumulated
FISCAL YEAR 2024					Additional		Other
(THREE MONTHS ENDED	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
JANUARY31, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (7,100 SHARES)	-	-	-	-	-	-	-	(7,193)	(7,193)

NET LOSS	-	-	-	-	-	(270,719)	-	-	(270,719)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	14,940	-	14,940

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT JANUARY 31, 2024	23,519,672	$2,352	-	$-	$1,611,722	$12,860,870	$225,206	$(543,773)	$14,156,377

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,536	$(270,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	10,681	14,800
Depreciation and amortization	9,439	7,286
Amortization of operating lease right-of-use	41,386	38,291
Reinvested interests	(137,759)	(182,215)
(Increase) decrease in accounts receivable	(186,365)	1,561,136
(Increase) decrease in other assets	37,737	(11,528)
Decrease in liabilities	(213,141)	(431,106)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(429,486)	725,945

CASH FLOWS FROM INVESTING:
Acquisition of property and equipment	-	(820)
Marketable securities investments, net	988,338	(4,762,579)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	988,338	(4,763,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(7,193)
CASH USED IN FINANCING ACTIVITIES	-	(7,193)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,085)	12,143
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	539,767	(4,032,504)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,767,356	10,446,054
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,307,123	$6,413,550

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$20,497
Cash dividend declared but not paid	$1,719,918	$1,722,236
Conversion of cashless exercise of options to common stock	$-	$1

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

January 31, 2025

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2025 are not necessarily indicative of expected results for the full 2025 fiscal year.

The accompanying financial data as of January 31, 2025, and for the three-month period ended January 31, 2025 and 2024 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2024.

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

Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash equivalents consist of cash and liquid investments, including U.S. Treasury securities, with original maturities of three months or less.

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of January 31, 2025 and October 31, 2024, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three months ended on January 31, 2025 and 2024. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2025, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2025 and October 31, 2024, the accumulated depreciation amounted to $668,868 and $658,249, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2025 and October 31, 2024.

Stock-based Compensation

Stock-based compensation expense is recognized in the condensed consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by the Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected as cash flows from financing activities rather than cash flows from operating activities. The Company has not recognized such cash flows from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2024 condensed consolidated financial statements to conform them to the January 31, 2025 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting to provide more detail information about a reportable segment's expenses. Effective November 1, 2024, the Company adopted ASU No. 2023-07, and the adoption of this standard did not have a significant impact on the Company's condensed consolidated financial statements.

Recent accounting pronouncements pending adoption not discussed above or in the Annual Report on Form 10-K for the year ended October 31, 2024 are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”), was enacted. The Tax Reform imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years, which started with the Company’s second quarter of fiscal year 2019 and ends second quarter of fiscal 2026. In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely in the foreign location, therefore no U.S. tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the Tax Reform established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009, and covered a fifteen-year period which expired on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company requested that PRIDCO extend the Grant for an additional term of fifteen years. As of the date of this filing, we have not received a status update from PRIDCO for this request, accordingly, since the Company does not anticipate problems with the Grant approval, the condensed consolidated financial statements tax provision was made under the assumption that the Grant will be awarded under similar terms to the original Grant, effective November 1, 2024. The Grant, if awarded, will continue to provide relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities conducted within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant will be subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 will continue to be exempt from Puerto Rico earnings distribution tax.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations conducted in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%. The Spanish subsidiary operations in Spain are taxed at a regular income tax rate of 25%.

Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2020 (2019 for Puerto Rico) through 2024 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (loss) per share.

	Three months ended January 31,
	2025	2024
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$8,536	$(270,719)

Weighted average number of common shares - used to compute basic earnings (loss) per share	22,958,143	22,962,460
Effect of options to purchase common stock	2,609	23,910
Weighted average number of shares - used to compute diluted earnings (loss) per share	22,960,752	22,986,370

Options for the purchase of 373,350 and 213,350 shares of common stock for the three-month periods ended on January 31, 2025 and 2024, respectively, were not included in computing diluted earnings (loss) per share because their effects were antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of January 31, 2025 and October 31, 2024, a total of 498,557 shares of the Company’s common stock has been purchased under the Repurchase Program for an aggregate amount of $484,871.

On January 28, 2025, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on February 28, 2025. Accordingly, an aggregate estimated dividend payment of $1,719,918 will be paid on or about March 20, 2025.

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

The Company provided a substantial portion of its services to three customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2025 and 2024. During the three months ended January 31, 2025, revenues from these customers were 22.2%, 15.7% and 11.8%, or a total of 49.7%, as compared to the percentages for the same period last year of 0.0%, 15.6% and 18.5%, or a total of 34.1%, respectively. For the three months ended January 31, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 11.8%, 15.7% and 22.2%, as compared to 18.5%, 15.6% and 0.0%, respectively. On January 31, 2025, amounts due from these customers represented 48.5% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are independent of each other, and therefore such information is more meaningful to the reader. However, at the global level three customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2025 and 2024. During the three months ended January 31, 2025, aggregate revenues from these global groups of affiliated companies were 22.2%, 17.4% and 11.8%, or a total of 51.4%, as compared to the same period last year for 0.0%, 18.5% and 18.5%, or a total of 37.0%, respectively. For the three months ended January 31, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 13.5%, 15.7% and 22.2%, as compared to 21.4%, 15.6% and 0.0%, respectively. On January 31, 2025, amounts due from these global groups of affiliated companies represented 52.4% of total accounts receivable balance.

NOTE G - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker (the “CODM”) to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico consulting, (ii) United States consulting, and (iii) Europe consulting. The reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets. The services vary between customers and projects based on the nature of the project and the technical skills necessary to accomplish the project tasks. Therefore, the allocation of consultancy resources is mostly based on the segment’s ability to provide the best consultant in the most profitable cost-effective manner. Accordingly, the CODM evaluates segment performance based on the segment’s (i) revenue volume, (ii) gross profit ratio to revenue, and (iii) income (loss) from operations.

The following table presents information about the reported revenue from services and income (loss) from operations of the Company for the three-month periods ended January 31, 2025 and 2024. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2025		2024
REVENUES:
Puerto Rico consulting	$1,103,269		$1,390,609
United States consulting	646,133		882,890
Europe consulting	721,258		64,805
Other	673		41,883
Total consolidated revenue	$2,471,333		$2,380,187

GROSS PROFIT¹:
Puerto Rico consulting	$197,554	17.9%	$198,452	14.3%
United States consulting	222,325	34.4%	303,162	34.3%
Europe consulting	347,557	48.2%	18,454	28.5%
Other	673	100.0%	15,541	37.1%
Total consolidated gross profit	$768,109	31.1%	$535,609	22.5%

INCOME (LOSS) FROM OPERATIONS:
Puerto Rico consulting	$(44,769)		$(212,550)
United States consulting	(100,062)		(134,528)
Europe consulting	66,381		(94,426)
Other	(13,741)		3,204
Total consolidated income (loss) from operations	(92,191)		(438,300)
OTHER INCOME, NET	101,842		180,529
Total consolidated income (loss) before income tax	$9,651		$(257,771)

1 Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).

2 Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses.

Long lived assets (property and equipment) as of January 31, 2025 and October 31, 2024, and related depreciation and amortization expense for the three months ended January 31, 2025 and 2024, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to the corporate offices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2024. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024 and this Quarterly Report on Form 10-Q.

Overview

We are a compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and Europe markets, with limited presence in the Brazil market. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetics and food industries, and allied products companies. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We actively operate in Puerto Rico, the United States, Europe and, to a lesser extent, Brazil and pursue to further expand these markets by strengthening our business development infrastructure and by constantly realigning our business strategies as new opportunities and challenges arise.

We market our services with an active presence in industry trade shows, professional conventions, industry publications and company-provided seminars to the industry. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

We consider our core business to be Food and Drug Administration (“FDA”) and international agencies regulatory compliance consulting related services.

The Company holds a tax grant issued by PRIDCO, which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities conducted within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, which ended on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO renegotiation of the tax grant for an additional term of fifteen years.  As of the date of this filing, we have not received a status update from PRIDCO for this request, accordingly, although we do not anticipate problems with the Grant approval, we cannot provide assurance on the outcome for our renegotiation application. For additional information relating to the tax grant issued by PRIDCO, please see Note C – Income Taxes of the condensed consolidated financial statements.

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2025 and 2024, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2025		2024
Puerto Rico	$1,103	44.6%	$1,390	58.4%
United States	646	26.2%	883	37.1%
Europe	721	29.2%	65	2.7%
Other	1	0.0%	42	1.8%
	$2,471	100.0%	$2,380	100.0%

For the three-month period ended January 31, 2025, the Company’s total revenues were approximately $2.5 million, a net increase of approximately $0.1 million when compared to the same period last year. The European market sustained an increase in project revenue of approximately $0.6 million, while the Puerto Rico and US consulting markets had a decline in projects revenue of approximately $0.3 and $0.2 million, respectively. As depicted below, when compared to the same period last year, gross profit increased by 8.6 percentage points. The net increase in gross profit percentage points is mainly attributable to a high margin yielding project within the European market.

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

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2025 and 2024 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2025		2024
Revenues	$2,471	100.0%	$2,380	100.0%
Cost of services	1,703	68.9%	1,845	77.5%
Gross profit	768	31.1%	535	22.5%
Selling, general and administrative expenses	860	34.8%	974	40.9%
Other income, net	102	4.1%	181	7.6%
Income (loss) before income taxes	10	0.4%	(258)	-10.8%
Income tax expense	1	0.0%	13	0.5%
Net income (loss)	9	0.4%	(271)	-11.3%

Revenues

. For the three-month period ended January 31, 2025, the Company’s total revenues were approximately $2.5 million, a net increase of approximately $0.1 million when compared to the same period last year. The European market sustained an increase in project revenue of approximately $0.6 million, while the Puerto Rico and US consulting markets had a decline in projects revenue of approximately $0.3 million and $0.2 million, respectively.

Cost of Services; Gross Profit. For the three-month period ended January 31, 2025, cost of services was approximately $1.7 million, a decrease of approximately $0.1 million, when compared to the same period last year. Gross profit increased by 8.6 percentage points during the period. The net increase in gross profit percentage points is mainly attributable to a high margin yielding project within the European market.

Selling, General and Administrative Expenses. For the three-month period ended January 31, 2025, selling, general and administrative expenses were approximately $0.9 million, a decrease of approximately $0.1 million when compared to the same period last year. The decrease is mostly attributable to planned savings in general and administrative expenses.

Other Income, Net. Other income, net for the three months ended January 31, 2025 was approximately $102,000 compared to approximately $181,000 in the same period last year. Other income, net, represents (i) interest income, and (ii) the settlement of foreign exchange rates on intercompany balances expense of approximately $29,000 for the three-month period ended January 31, 2025 and a gain of approximately $18,000 for three-month period ended January 31, 2024.

Net Income (Loss). Net income for the three months ended January 31, 2025 was approximately breakeven, representing an earnings increase of approximately $0.3 million when compared to the same period last year.

For the three-month period ended January 31, 2025, net earnings per common share for both basic and diluted was negligible, an increase of $0.012 per share when compared to the same period last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2025, the Company had approximately $12.1 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. During the three-month period ended January 31, 2025, the Company made no purchases of its shares of common stock under the Repurchase Program. As of January 31, 2025, the Company has 1,501,443 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2025.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2025 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024 and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024 and this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

Dated: March 17, 2025

