Form 10-Q
period 2025-04-30
Pharma-Bio Serv, Inc.
filed 2025-06-16
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2025 was 22,927,942.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2025

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements	2

Condensed Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024 (unaudited)	2

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2025 and 2024 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended April 30, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2025 and 2024 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2025 and 2024 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 – Controls and Procedures	18

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	20

SIGNATURES	21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	April 30, 2025*	October 31, 2024**
Current assets
Cash and cash equivalents	$2,093,075	$6,767,356
Marketable securities	8,313,189	5,978,104
Accounts receivable	2,684,052	2,510,909
Prepaids and other assets	327,089	442,384
Total current assets	13,417,405	15,698,753

Property and equipment, net	145,234	169,281
Operating lease right-of-use	115,259	198,597
Other assets	225,643	225,599
Total assets	$13,903,541	$16,292,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$113,044	$165,201
Accounts payable and accrued expenses	937,907	1,127,649
Current portion of US Tax Reform Transition Tax and income taxes payable	729,282	594,316
Total current liabilities	1,780,233	1,887,166

US Tax Reform Transition Tax payable	-	660,903
Long-term operating lease liabilities	-	28,834
Total liabilities	1,780,233	2,576,903

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,512,880 shares issued, and 22,928,642 and 22,958,143 shares outstanding at April 30, 2025 and October 31, 2024, respectively	2,352	2,352
Additional paid-in capital	1,665,149	1,644,468
Retained earnings	10,737,941	12,353,970
Accumulated other comprehensive income	282,946	262,380
	12,688,388	14,263,170
Treasury stock, at cost; 591,030 and 561,529 common shares held at April 30, 2025 and October 31, 2024, respectively	(565,080)	(547,843)
Total stockholders' equity	12,123,308	13,715,327
Total liabilities and stockholders' equity	$13,903,541	$16,292,230

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
REVENUES	$2,417,044	$2,377,617	$4,888,377	$4,757,804

COST OF SERVICES	1,598,318	1,759,142	3,301,542	3,603,720

GROSS PROFIT	818,726	618,475	1,586,835	1,154,084

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	917,048	931,850	1,777,348	1,905,759

LOSS FROM OPERATIONS	(98,322)	(313,375)	(190,513)	(751,675)

OTHER INCOME, NET	199,186	120,737	301,028	301,266

INCOME (LOSS) BEFORE INCOME TAX	100,864	(192,638)	110,515	(450,409)

INCOME TAX EXPENSE	5,511	21,179	6,626	34,127

NET INCOME (LOSS)	$95,353	$(213,817)	$103,889	$(484,536)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.004	$(0.009)	$0.005	$(0.021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,934,385	22,961,360	22,946,461	22,963,424

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,944,408	22,968,601	22,952,887	22,984,914

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$95,353	$(213,817)	$103,889	$(484,536)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	142,480	(36,606)	95,117	(3,649)
Intercompany balances foreign exchange settlement, included in net income (loss)	(103,417)	34,942	(74,551)	16,925

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	39,063	(1,664)	20,566	13,276

COMPREHENSIVE INCOME (LOSS)	$134,416	$(215,481)	$124,455	$(471,260)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2025	23,519,672	$2,352	-	$-	$1,655,149	$10,642,588	$243,883	$(547,843)	$11,996,129

STOCK-BASED COMPENSATION	-	-	-	-	10,000	-	-	-	10,000

PURCHASE OF TREASURY STOCK (29,501 SHARES)	-	-	-	-	-	-	-	(17,237)	(17,237)

NET INCOME	-	-	-	-	-	95,353	-	-	95,353

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	39,063	-	39,063

BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

							Accumulated
					Additional		Other
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	20,681	-	-	-	20,681

PURCHASE OF TREASURY STOCK (29,501 SHARES)	-	-	-	-	-	-	-	(17,237)	(17,237)

NET INCOME	-	-	-	-	-	103,889	-	-	103,889

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	20,566	-	20,566

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

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

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,353	$(213,817)	$103,889	$(484,536)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	10,000	14,800	20,681	29,600
Depreciation and amortization	18,866	5,508	28,305	12,794
Amortization of operating lease right-of-use	41,952	39,170	83,338	77,461
Reinvested interests	36,922	(25,872)	(100,837)	(208,087)
Decrease (increase) in accounts receivable	62,471	(209,313)	(123,894)	1,351,823
Decrease (increase) in other assets	30,677	65,417	68,414	53,889
Increase (decrease) in liabilities	(597,831)	(376,637)	(810,972)	(807,743)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(301,590)	(700,744)	(731,076)	25,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,258)	-	(4,258)	(820)
Marketable securities settlement (investment), net	(3,222,586)	(458,942)	(2,234,248)	(5,221,521)
NET CASH USED IN INVESTING ACTIVITIES	(3,226,844)	(458,942)	(2,238,506)	(5,222,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(17,237)	(2,323)	(17,237)	(9,516)
Cash dividends paid to shareholders	(1,719,918)	(1,722,236)	(1,719,918)	(1,722,236)
NET CASH USED IN FINANCING ACTIVITIES	(1,737,155)	(1,724,559)	(1,737,155)	(1,731,752)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51,541	(19,896)	32,456	(7,753)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,214,048)	(2,904,141)	(4,674,281)	(6,936,645)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,307,123	6,413,550	6,767,356	10,446,054
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,093,075	$3,509,409	$2,093,075	$3,509,409

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$528,746	$426,283	$528,746	$426,283
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$26,497	$-	$46,994
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$-	$1

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

April 30, 2025

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2025 are not necessarily indicative of expected results for the full 2025 fiscal year.

The accompanying financial data as of April 30, 2025, and for the three-month and six-month periods ended April 30, 2025 and 2024 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2024.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of April 30, 2025 and October 31, 2024, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three and six months ended on April 30, 2025 and 2024. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2025, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2025 and October 31, 2024, the accumulated depreciation amounted to $687,734 and $658,249, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2025 and October 31, 2024.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2024 condensed consolidated financial statements to conform them to the April 30, 2025 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting to provide more detail information about a reportable segment's expenses. Effective November 1, 2024, the Company adopted ASU No. 2023-07, and the adoption of this standard did not have a significant impact on the Company's condensed consolidated financial statements.

Recent accounting pronouncements pending adoption not discussed above or in the Form 10-K for the year ended October 31, 2024, are either not applicable or will not have or are not expected to have a material impact on us.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held to maturity and accordingly, are measured at cost plus accreted interest income.

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

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings (losses) per share.

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Net income (loss) available to common equity holders - used to compute basic and diluted earnings per share	$95,353	$(213,817)	$103,889	$(484,536)

Weighted average number of common shares - used to compute basic earnings per share	22,934,385	22,961,360	22,946,461	22,963,424
Effect of options to purchase common stock	10,023	7,241	6,426	21,490
Weighted average number of shares - used to compute diluted earnings per share	22,944,408	22,968,601	22,952,887	22,984,914

For the three-month and six-month periods ended April 30, 2025, options for the purchase of 373,350 shares of common stock, and options for the purchase of 293,350 and 213,350 shares of common stock for the three-month and six-month periods ended April 30, 2024, respectively, were not considered in computing diluted earnings (loss) per share because their effect was antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2025 and October 31, 2024, a total of 528,058 and 498,557 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $502,108 and $484,871, respectively.

On January 28, 2025, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on February 28, 2025. Accordingly, an aggregate dividend payment of $1,719,918 was paid on March 20, 2025.

NOTE F - CONCENTRATIONS OF RISK

Cash, Cash Equivalents and Marketable Securities

The Company’s domestic cash and cash equivalents, and marketable securities consist of cash deposits in FDIC insured banks (substantially covered by FDIC insurance by the spreading of deposits in multiple FDIC insured banks), and U.S. Treasury securities with maturities of twelve months or less. The U.S. Treasury securities are held in the custody of major financial institutions and their value is not subject to insurance. In the foreign markets we serve, we also maintain cash deposits in foreign banks, which have no specific insurance. Normally, these uninsured bank deposits are not significant, and they are deposited with major multinational banks. No significant losses have been experienced nor are they expected on these bank accounts or investments.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2025 and 2024. During the three months ended April 30, 2025, revenues from these customers were 17.4%, 9.7%, 10.9% and 14.1%, or a total of 52.1%, as compared to the same period last year of 16.0%, 0.0%, 19.7% and 6.8%, or a total of 42.5%, respectively. During the six months ended April 30, 2025, revenues from these customers were 16.6%, 15.6%, 11.3% and 11.3%, or a total of 54.8%, as compared to the same period last year of 15.9%, 0.0%, 19.2% and 6.5%, or a total of 41.6%, respectively. For the three months ended April 30, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 25.0%, 17.4% and 9.7%, as compared to 26.5%, 16.0% and 0.0%, respectively. For the six months ended April 30, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 22.6%, 16.6% and 15.6%, as compared to 25.7%, 15.9% and 0.0%, respectively. On April 30, 2025, amounts due from these customers represented 49.1% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment levels.

At the global level, four global groups of affiliated companies accounted for 10% or more of the Company's revenues in either of the three-month and six-month periods ended April 30, 2025 and 2024. During the three months ended April 30, 2025, aggregate revenues from these global groups of affiliated companies were 17.9%, 9.7%, 10.9% and 14.1%, or a total of 52.6%, as compared to the same period last year for 18.6%, 0.0%, 19.7% and 6.8%, or a total of 45.1%, respectively. During the six months ended April 30, 2025, aggregate revenues from these global group of affiliated companies were 17.7%, 15.6%, 11.3% and 11.3%, or a total of 55.9%, as compared to the same period last year for 18.6%, 0.0%, 19.2% and 6.5%, or a total of 44.3%, respectively. For the three months ended April 30, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 25.5%, 17.4% and 9.7%, as compared to 29.1%, 16.0% and 0.0%, respectively. For the six months ended April 30, 2025 and 2024, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 23.7%, 16.6% and 15.6%, as compared to 28.4%, 15.9% and 0.0%, respectively. At April 30, 2025, amounts due from these global groups of affiliated companies represented 53.7% of total accounts receivable balance.

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

The following table presents information about the reported segments revenue from services, gross profit ratio to revenue and income (loss) from operations of the Company for the three-month and six-month periods ended April 30, 2025 and 2024. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,				Six months ended April 30,
	2025		2024		2025		2024
REVENUES:
Puerto Rico consulting	$1,170,245		$1,462,662		$2,273,514		$2,853,271
United States consulting	714,104		802,551		1,360,237		1,685,441
Europe consulting	532,695		70,836		1,253,953		135,641
Other	-		41,568		673		83,451
Total consolidated revenue	$2,417,044		$2,377,617		$4,888,377		$4,757,804

GROSS PROFIT¹:
Puerto Rico consulting	$347,521	29.7%	$318,672	21.8%	$545,075	24.0%	$517,124	18.1%
United States consulting	216,375	30.3%	237,755	29.6%	438,700	32.3%	540,917	32.1%
Europe consulting	254,830	47.8%	39,032	55.1%	602,387	48.0%	57,486	42.4%
Other	-	-%	23,016	55.4%	673	100.0%	38,557	46.2%
Total consolidated gross profit	$818,726	33.9%	$618,475	26.0%	$1,586,835	32.5%	$1,154,084	24.3%

INCOME (LOSS) FROM OPERATIONS[2]:
Puerto Rico consulting	$43,937		$(85,005)		$(832)		$(297,555)
United States consulting	(128,028)		(148,203)		(228,090)		(282,731)
Europe consulting	10,837		(88,174)		77,218		(182,600)
Other	(25,068)		8,007		(38,809)		11,211
Total consolidated loss from operations	(98,322)		(313,375)		(190,513)		(751,675)
OTHER INCOME, NET	199,186		120,737		301,028		301,266
Total consolidated income (loss) before income tax	$100,864		$(192,638)		$110,515		$(450,409)

[1] Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).
[2] Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses..

Long lived assets (property and equipment) as of April 30, 2025 and October 31, 2024, and related depreciation and amortization expense for the three and six months ended April 30, 2025 and 2024, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to the corporate offices.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2024. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, and this Quarterly Report on Form 10-Q.

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

The Company maintained a tax grant issued by PRIDCO, which provided relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities conducted within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, which ended on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO renegotiation of the tax grant for an additional term of fifteen years. As of the date of this filing, we have not received a status update from PRIDCO for this request, accordingly, although we do not anticipate problems with the Grant approval, we cannot provide assurance on the outcome for our renegotiation application. For additional information relating to the tax grant issued by PRIDCO, please see Note C – Income Taxes of the condensed consolidated financial statements.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2025 and 2024, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2025		2024		2025		2024
Puerto Rico	$1,170	48.4%	$1,463	61.5%	$2,273	46.5%	$2,853	60.0%
United States	714	29.5%	802	33.7%	1,360	27.8%	1,685	35.4%
Europe	533	22.1%	71	3.0%	1,254	25.7%	136	2.8%
Other	-	0.0%	41	1.8%	1	0.0%	84	1.8%
	$2,417	100.0%	$2,377	100.0%	$4,888	100.0%	$4,758	100.0%

For the six-month period ended April 30, 2025, the Company’s total revenues were approximately $4.9 million, a net increase of approximately $0.1 million when compared to the same period last year. The European market sustained an increase in project revenue of approximately $1.1 million, while the Puerto Rico, US and Brazil consulting markets had a decline in projects revenue of approximately $0.6, $0.3 and $0.1 million, respectively. As depicted below, when compared to the same period last year, gross profit increased by 8.2 percentage points. The net increase in gross profit percentage points is mainly attributable to a more favorable margin yielding project within the European market.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2025 and 2024 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2025		2024		2025		2024
Revenues	$2,417	100.0%	$2,377	100.0%	$4,888	100.0%	$4,758	100.0%
Cost of services	1,598	66.1%	1,759	74.0%	3,301	67.5%	3,604	75.7%
Gross profit	819	33.9%	618	26.0%	1,587	32.5%	1,154	24.3%
Selling, general and administrative expenses	917	37.9%	932	39.2%	1,777	36.4%	1,905	40.0%
Other income, net	199	8.2%	121	5.1%	301	6.1%	301	6.3%
Income (loss) before income tax	101	4.2%	(193)	(8.1)%	111	2.2%	(450)	(9.4)%
Income tax expense	6	0.3%	21	0.9%	7	0.1%	34	0.7%
Net income (loss)	95	3.9%	(214)	(9.0)%	104	2.1%	(484)	(10.1)%

Revenues. Total revenues for the three and six months ended April 30, 2025 were $2.4 and $4.9 million, respectively. This represents a negligible variance when compared to last year’s three-month period ended April 30, 2024, and an increase of $0.1 million when compared to the six months ended April 30, 2024. For the three months ended April 30, 2025, when compared to the same period last year, the European market revenue increased by $0.5 million, offset by the decline in project revenue in the Puerto Rico, United States and Brazil consulting markets of approximately $0.3, $0.1 and $0.1 million, respectively. For the six months ended April 30, 2025, when compared to the same period last year, the European market revenue increased by $1.1 million, partially offset by the decline in project revenue in the Puerto Rico, United States and Brazil consulting markets of approximately $0.6, $0.3 and $0.1 million, respectively.

Cost of Services; Gross Profit. Cost of services for the three and six months ended April 30, 2025 were $1.6 and $3.3 million, respectively, a decrease of $0.2 and $0.3 million, when compared to the same periods last year, respectively. Gross profit for the three and six months ended April 30, 2025, when compared to the same periods last year, increased by 7.9 and 8.2 percentage points, respectively. The net increase in gross profit percentage points is mainly attributable to a high margin yielding project within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2025 were approximately $0.9 and $1.8 million, respectively. When compared to last year’s six months ended April 30, 2024, this represents a decrease in expenses $0.1 million which are attributable to planned savings in general and administrative expenses.

Other Income, Net. Other income, net for the three and six months ended April 30, 2025 was approximately $0.2 and $0.3 million, respectively. These balances are mostly attributable to interest income, plus the settlement of foreign exchange rates on intercompany balances of approximately $0.1 million for the three and six months ended April 30, 2025.

Net Income (Loss). Net Income for the three and six months ended April 30, 2025 was approximately $0.1 million for each period, an earnings increase of approximately $0.3 and $0.6 million when compared to the same periods last year, respectively.

For the three and six months ended April 30, 2025, net earnings per common share for both basic and diluted were $0.004 and $0.005, respectively, an increase of $0.013 and $0.026 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2025, the Company had approximately $11.6 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the six-month period ended April 30, 2025, the Company repurchased 29,501 shares of its common stock. As of April 30, 2025, the Company has 1,471,942 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2025.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2025 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, and this Quarterly Report on Form 10-Q.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2025 through February 28, 2025	25,901	$0.60	25,901	1,475,542
March 1, 2025 through March 31, 2025	2,200	$0.51	2,200	1,473,342
April 1, 2025 through April 30, 2025	1,400	$0.50	1,400	1,471,942
Total	29,501	$0.58	29,501

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

Dated: June 16, 2025

