Form 10-Q
period 2025-07-31
Pharma-Bio Serv, Inc.
filed 2025-09-15
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of September 10, 2025 was 22,918,092.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2025

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2025 and 2024 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the three-month and nine-month periods ended July 31, 2025 and 2024 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2025 and 2024 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 – Controls and Procedures	17

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	18

Item 1A – Risk Factors	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 – Exhibits	19

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	July 31, 2025*	October 31, 2024**
Current assets
Cash and cash equivalents	$3,957,752	$6,767,356
Marketable securities	6,767,282	5,978,104
Accounts receivable	2,015,529	2,510,909
Prepaids and other assets	415,093	442,384
Total current assets	13,155,656	15,698,753

Property and equipment, net	131,526	169,281
Operating lease right-of-use	72,747	198,597
Other assets	225,649	225,599
Total assets	$13,585,578	$16,292,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$71,362	$165,201
Accounts payable and accrued expenses	874,379	1,127,649
Current portion of US TCJA Transition Tax and income taxes payable	713,153	594,316
Total current liabilities	1,658,894	1,887,166

US TCJA Transition Tax payable	-	660,903
Long-term operating lease liabilities	-	28,834
Total liabilities	1,658,894	2,576,903

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,519,672 shares issued, and 22,920,442 and 22,958,143 shares outstanding at July 31, 2025 and October 31, 2024, respectively	2,352	2,352
Additional paid-in capital	1,675,148	1,644,468
Retained earnings	10,533,691	12,353,970
Accumulated other comprehensive income	285,577	262,380
	12,496,768	14,263,170
Treasury stock, at cost; 599,230 and 561,529 common shares held at July 31, 2025 and October 31, 2024, respectively	(570,084)	(547,843)
Total stockholders' equity	11,926,684	13,715,327
Total liabilities and stockholders' equity	$13,585,578	$16,292,230

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
REVENUES	$1,963,083	$2,418,163	$6,851,460	$7,175,967

COST OF SERVICES	1,388,821	1,782,779	4,690,363	5,386,499

GROSS PROFIT	574,262	635,384	2,161,097	1,789,468

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	888,139	1,017,166	2,665,487	2,922,925

LOSS FROM OPERATIONS	(313,877)	(381,782)	(504,390)	(1,133,457)

OTHER INCOME, NET	104,848	91,592	405,876	392,858

LOSS BEFORE INCOME TAX	(209,029)	(290,190)	(98,514)	(740,599)

INCOME TAX EXPENSE (CREDIT)	(4,779)	19,004	1,847	53,131

NET LOSS	$(204,250)	$(309,194)	$(100,361)	$(793,730)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.009)	$(0.014)	$(0.004)	$(0.035)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,927,283	22,961,534	22,947,743	22,964,239

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,937,921	22,961,534	22,955,581	22,977,254

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
NET LOSS	$(204,250)	$(309,194)	$(100,361)	$(793,730)

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation:
Net unrealized gain (loss)	13,603	(12,840)	108,720	(16,489)
Intercompany balances foreign exchange settlement, included in net loss	(10,972)	42,576	(85,523)	59,501

TOTAL OTHER COMPREHENSIVE INCOME	2,631	29,736	23,197	43,012

COMPREHENSIVE LOSS	$(201,619)	$(279,458)	$(77,164)	$(750,718)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

FISCAL YEAR 2025	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

STOCK-BASED COMPENSATION	-	-	-	-	9,999	-	-	-	9,999

PURCHASE OF TREASURY STOCK (8,200 SHARES)	-	-	-	-	-	-	-	(5,004)	(5,004)

NET LOSS	-	-	-	-	-	(204,250)	-	-	(204,250)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	2,631	-	2,631

BALANCE AT JULY 31, 2025	23,519,672	$2,352	-	$-	$1,675,148	$10,533,691	$285,577	$(570,084)	$11,926,684

FISCAL YEAR 2025	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	30,680	-	-	-	30,680

PURCHASE OF TREASURY STOCK (37,701 SHARES)	-	-	-	-	-	-	-	(22,241)	(22,241)

NET LOSS	-	-	-	-	-	(100,361)	-	-	(100,361)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	23,197	-	23,197

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT JULY 31, 2025	23,519,672	$2,352	-	$-	$1,675,148	$10,533,691	$285,577	$(570,084)	$11,926,684

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

FISCAL YEAR 2024	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT APRIL 30, 2024	23,519,672	$2,352	-	$-	$1,626,522	$12,647,053	$223,542	$(546,096)	$13,953,373

STOCK-BASED COMPENSATION	-	-	-	-	14,800	-	-	-	14,800

PURCHASE OF TREASURY STOCK (2,500 SHARES)	-	-	-	-	-	-	-	(1,747)	(1,747)

NET LOSS	-	-	-	-	-	(309,194)	-	-	(309,194)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	29,736	-	29,736

BALANCE AT JULY 31, 2024	23,519,672	$2,352	-	$-	$1,641,322	$12,337,859	$253,278	$(547,843)	$13,686,968

FISCAL YEAR 2024	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT NOVEMBER 1, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	44,400	-	-	-	44,400

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (12,100 SHARES)	-	-	-	-	-	-	-	(11,263)	(11,263)

NET LOSS	-	-	-	-	-	(793,730)	-	-	(793,730)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	43,012	-	43,012

CASH DIVIDENDS ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT JULY 31, 2024	23,519,672	$2,352	-	$-	$1,641,322	$12,337,859	$253,278	$(547,843)	$13,686,968

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,250)	$(309,194)	$(100,361)	$(793,730)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	9,999	14,800	30,680	44,400
Depreciation and amortization	15,744	4,589	44,049	17,383
Amortization of operating lease right-of-use	42,512	39,806	125,850	117,267
Reinvested interests	(84,909)	(73,171)	(185,746)	(281,258)
Decrease in accounts receivable	675,376	15,744	551,482	1,367,567
Decrease (increase) in other assets	(96,317)	(17,860)	(27,903)	36,029
Decrease in liabilities	(121,631)	(345,041)	(932,603)	(1,152,784)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	236,524	(670,327)	(494,552)	(645,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,036)	(1,908)	(6,294)	(2,728)
Marketable securities settlement (investment), net	1,630,816	3,691,849	(603,432)	(1,529,672)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,628,780	3,689,941	(609,726)	(1,532,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,004)	(1,747)	(22,241)	(11,263)
Cash dividends paid to shareholders	-	-	(1,719,918)	(1,722,236)
NET CASH USED IN FINANCING ACTIVITIES	(5,004)	(1,747)	(1,742,159)	(1,733,499)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,377	(7,094)	36,833	(14,847)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,864,677	3,010,773	(2,809,604)	(3,925,872)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,093,075	3,509,409	6,767,356	10,446,054
CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,957,752	$6,520,182	$3,957,752	$6,520,182

SUPPLEMENTAL DISCLOURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$234,941	$528,746	$661,224
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$3,719	$-	$50,713
Conversion of cashless exercise of options to shares of common stock and shares issued under restricted stock unit agreements	$-	$-	$-	$1

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2025

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2024 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2025 are not necessarily indicative of expected results for the full 2025 fiscal year.

The accompanying financial data as of July 31, 2025, and for the three-month and nine-month periods ended July 31, 2025 and 2024 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2024.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of July 31, 2025 and October 31, 2024, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three and nine months ended on July 31, 2025 and 2024. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

Income Taxes

The Company follows an asset and liability approach method of accounting for income taxes. This method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements, and available carryforward losses. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2025, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets are provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2025 and October 31, 2024, the accumulated depreciation amounted to $703,478 and $658,249, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2025 and October 31, 2024.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2024 condensed consolidated financial statements to conform them to the July 31, 2025 condensed consolidated financial statements presentation. Such reclassifications do not affect net loss as previously reported.

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

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), was enacted. The TCJA imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years, which started with the Company’s second quarter of fiscal year 2019 and ends second quarter of fiscal 2026. In the past, most of these E&Ps were not repatriated since such E&Ps were considered to be reinvested indefinitely in the foreign location, therefore no U.S. tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the TCJA established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations. However, under the TCJA provision for Global Intangible Low-Taxed Income (“GILTI”) foreign subsidiaries earnings are subject to U.S. tax at a reduced rate of 10.5%.

On July 4, 2025, Public Law 119-21, commonly known as the One Big Beautiful Bill Act of 2025 (“OBBBA”), was enacted. OBBBA renames the GILTI provision to “net CFC tested income”. The bill increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. Also, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. The Company will be subject to the above named OBBBA provisions effective with our fiscal year ended October 31, 2027. We are currently assessing its impact on our consolidated financial statements.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009, and covered a fifteen-year period which expired on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company requested that PRIDCO extend the Grant for an additional term of fifteen years. As of the date of this filing, we have not received a status update from PRIDCO for this request, accordingly, since the Company does not anticipate problems with the Grant approval, the condensed consolidated financial statements tax provision was made under the assumption that the Grant will be awarded under similar terms to the original Grant, effective November 1, 2024. We have evaluated this matter as part of our uncertain tax position analysis and determined that no adjustment is required to our income tax liability. The Grant, if awarded, will continue to provide relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities conducted within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. Industrial Development Income (“IDI”) covered under the Grant will be subject to a fixed income tax rate of 4%. In addition, IDI earnings distributions accumulated since November 1, 2009 will continue to be exempt from Puerto Rico earnings distribution tax.

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

NOTE D – LOSS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted loss per share.

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Net loss available to common equity holders - used to compute basic and diluted loss per share	$(204,250)	$(309,194)	$(100,361)	$(793,730)

Weighted average number of common shares - used to compute basic loss per share	22,927,283	22,961,534	22,947,743	22,964,239
Effect of options to purchase common stock	10,638	-	7,838	13,015
Weighted average number of shares - used to compute diluted loss per share	22,937,921	22,961,534	22,955,581	22,977,254

For the three-month and nine-month periods ended July 31, 2025, options for the purchase of 373,350 shares of common stock, and options for the purchase of 393,350 and 213,350 shares of common stock for the three-month and nine-month periods ended July 31, 2024, respectively, were not considered in computing diluted loss per share because their effect was antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules (the “Exchange Act Rules”). The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2025 and October 31, 2024, a total of 536,258 and 498,557 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $507,112 and $484,871, respectively.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2025 and 2024. During the three months ended July 31, 2025, revenues from these customers were 17.8%, 12.9%, 12.7% and 0.0%, or a total of 43.4%, as compared to the same period last year of 15.7%, 18.2%, 6.7% and 1.9%, or a total of 42.5%, respectively. During the nine months ended July 31, 2025, revenues from these customers were 16.9%, 11.8%, 11.7% and 11.3%, or a total of 51.7%, as compared to the same period last year of 15.9%, 18.9%, 6.5% and 0.6%, or a total of 41.9%, respectively. For the three months ended July 31, 2025 and 2024, these customers represented Puerto Rico, United States and Europe consulting reportable segments 25.6%, 17.8% and 0.0%, as compared to 24.9%, 15.7% and 1.9%, respectively. For the nine months ended July 31, 2025 and 2024, these customers represented Puerto Rico, United States and Europe consulting reportable segments 23.5%, 16.9% and 11.3%, as compared to 25.4%, 15.9% and 0.6%, respectively. On July 31, 2025, amounts due from these customers represented 47.1% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level.

At the global level, four global groups of affiliated companies accounted for 10% or more of the Company’s revenues in either of the three-month and nine-month periods ended July 31, 2025 and 2024. During the three months ended July 31, 2025, aggregate revenues from these global groups of affiliated companies were 22.5%, 12.9%, 12.7% and 0.0%, or a total of 48.1%, as compared to the same period last year for 17.6%, 18.2%, 6.7% and 1.9%, or a total of 44.4%, respectively. During the nine months ended July 31, 2025, aggregate revenues from these global groups of affiliated companies were 19.0%, 11.8%, 11.7% and 11.3%, or a total of 53.8%, as compared to the same period last year for 18.3%, 18.9%, 6.5% and 0.6%, or a total of 44.3%, respectively. For the three months ended July 31, 2025 and 2024, these customers represented Puerto Rico, United States and Europe consulting reportable segments 30.3%, 17.8% and 0.0%, as compared to 26.8%, 15.7% and 1.9%, respectively. For the nine months ended July 31, 2025 and 2024, these customers represented Puerto Rico, United States and Europe consulting reportable segments 25.6%, 16.9% and 11.3%, as compared to 27.8%, 15.9% and 0.6%, respectively. At July 31, 2025, amounts due from these global groups of affiliated companies represented 55.3% of total accounts receivable balance.

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

The following table presents information about the reported segments revenue from services, gross profit ratio to revenue and income (loss) from operations of the Company for the three-month and nine-month periods ended July 31, 2025 and 2024. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,				Nine months ended July 31,
	2025		2024		2025		2024
REVENUES:
Puerto Rico consulting	$1,203,651		$1,454,200		$3,477,165		$4,307,471
United States consulting	642,863		737,275		2,003,100		2,422,716
Europe consulting	98,984		224,360		1,352,937		360,001
Other	17,585		2,328		18,258		85,779
Total consolidated revenue	$1,963,083		$2,418,163		$6,851,460		$7,175,967

GROSS PROFIT¹:
Puerto Rico consulting	$293,134	24.4%	$285,371	19.6%	$838,209	24.1%	$802,495	18.6%
United States consulting	232,703	36.2%	230,032	31.2%	671,403	33.5%	770,949	31.8%
Europe consulting	31,452	31.8%	117,653	52.4%	633,839	46.8%	175,139	48.6%
Other	16,973	96.5%	2,328	100.0%	17,646	96.6%	40,885	47.7%
Total consolidated gross profit	$574,262	29.3%	$635,384	26.3%	$2,161,097	31.5%	$1,789,468	24.9%

INCOME (LOSS) FROM OPERATIONS²:
Puerto Rico consulting	$(61,228)		$(132,158)		$(62,060)		$(429,713)
United States consulting	(123,888)		(196,665)		(351,978)		(479,396)
Europe consulting	(117,469)		(48,239)		(40,251)		(230,839)
Other	(11,292)		(4,720)		(50,101)		6,491
Total consolidated loss from operations	(313,877)		(381,782)		(504,390)		(1,133,457)
OTHER INCOME, NET	104,848		91,592		405,876		392,858
Total consolidated loss before income tax	$(209,029)		$(290,190)		$(98,514)		$(740,599)

[1]	Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).
[2]	Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses.

Long lived assets (property and equipment) as of July 31, 2025 and October 31, 2024, and related depreciation and amortization expense for the three and nine months ended July 31, 2025 and 2024, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to the corporate offices.

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

Regional or global conflicts, including war or economic sanctions between nations, price inflation, pandemics, the TCJA and OBBBA, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations, operational constraints imposed by our customers due to pandemics and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2025 and 2024, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2025		2024		2025		2024
Puerto Rico	$1,204	61.3%	$1,454	60.1%	$3,477	50.7%	$4,307	60.0%
United States	643	32.8%	737	30.5%	2,003	29.2%	2,423	33.8%
Europe	99	5.0%	224	9.3%	1,353	19.8%	360	5.0%
Other	17	0.9%	3	0.1%	18	0.3%	86	1.2%
	$1,963	100.0%	$2,418	100.0%	$6,851	100.0%	$7,176	100.0%

For the nine-month period ended July 31, 2025, the Company’s total revenues were approximately $6.9 million, a net decrease of approximately $0.3 million when compared to the same period last year. The European market sustained an increase in project revenue of approximately $1.0 million, which was offset by project revenue decline in the Puerto Rico, US and Brazil consulting markets of approximately $0.8, $0.4 and $0.1 million, respectively. As depicted below, when compared to the same period last year, gross profit increased by 6.6 percentage points. The net increase in gross profit percentage points is mainly attributable to the improvement of margins in Puerto Rico and United States consulting markets, plus a high margin yielding project within the European market.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2025 and 2024 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2025		2024		2025		2024
Revenues	$1,963	100.0%	$2,418	100.0%	$6,851	100.0%	$7,176	100.0%
Cost of services	1,389	70.8%	1,783	73.7%	4,690	68.5%	5,387	75.1%
Gross profit	574	29.2%	635	26.3%	2,161	31.5%	1,789	24.9%
Selling, general and administrative expenses	888	45.2%	1,017	42.1%	2,665	38.9%	2,923	40.7%
Other income, net	105	5.4%	92	3.8%	406	5.9%	393	5.5%
Loss before income tax	(209)	-10.6%	(290)	-12.0%	(98)	-1.4%	(741)	-10.3%
Income tax expense (credit)	(5)	-0.2%	19	0.8%	2	0.0%	53	0.7%
Net loss	(204)	-10.4%	(309)	-12.8%	(100)	-1.4%	(794)	-11.0%

Revenues. Total revenues for the three and nine months ended July 31, 2025 were approximately $2.0 and $6.9 million, respectively. For the three and nine months ended July 31, 2025, this represents a net decrease of approximately $0.4 and $0.3 million when compared to the same periods last year, respectively. For the three months ended July 31, 2025 the Puerto Rico, United States and European consulting markets had a decline in projects revenue of approximately $0.2, $0.1 and $0.1 million, respectively. For the nine months ended July 31, 2025, the European market sustained an increase in project revenue of approximately $1.0 million, which was offset by project revenue decline in the Puerto Rico, US and Brazil consulting markets of approximately $0.8, $0.4 and $0.1 million, respectively.

Cost of Services; Gross Profit. Cost of services for the three and nine months ended July 31, 2025 were $1.4 and $4.7 million, respectively, a decrease of $0.4 and $0.7 million, when compared to the same periods last year, respectively. Gross profit for the three and nine months ended July 31, 2025, when compared to the same periods last year, increased by 2.9 and 6.6 percentage points, respectively. The net increase in gross profit percentage points is mainly attributable to the improvement of margins in Puerto Rico and United States consulting markets, plus a high margin yielding project within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2025 were approximately $0.9 and $2.7 million, respectively. For the three and nine months ended July 31,2025, this represents a decline in expenses $0.1 and $0.3 million when compared to the same periods last year, respectively. The decline is attributable to planned savings in general and administrative expenses.

Other Income, Net. Other income, net for the three and nine months ended July 31, 2025 was approximately $0.1 and $0.4 million, respectively. These balances are mostly attributable to interest income, plus the settlement of foreign exchange rates on intercompany balances of approximately $0.1 million during the nine months ended July 31, 2025.

Net Loss. Net Loss for the three and nine months ended July 31, 2025 was approximately $0.2 and $0.1 million, respectively, an earnings increase of approximately $0.1 and $0.7 million when compared to the same periods last year, respectively.

For the three and nine months ended July 31, 2025, net loss per common share for both basic and diluted were $0.009 and $0.004, respectively, an increase of $0.005 and $0.031 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2025, the Company had approximately $11.5 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the nine-month period ended July 31, 2025, the Company repurchased 37,701 shares of its common stock. As of July 31, 2025, the Company has 1,463,742 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2025.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2025 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 and April 30, 2025, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended July 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2025 through May 31, 2025	700	$0.50	700	1,471,242
June 1, 2025 through June 30, 2025	-	$-	-	1,471,242
July 1, 2025 through July 31, 2025	7,500	$0.62	7,500	1,463,742
Total	8,200	$0.61	8,200

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

Dated: September 15, 2025

