Form 10-K
period 2025-10-31
Pharma-Bio Serv, Inc.
filed 2026-01-29
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

PO Box 1049 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

787-278-2709

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on April 30, 2025 (the last business day of the second quarter of the registrant’s current fiscal year), was $6,136,220.

The number of shares of the registrant’s common stock outstanding as of January 23, 2026 was 22,904,492.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended October 31, 2025 are incorporated by reference in Part III hereof.

PHARMA-BIO SERV, INC.

FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2025

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

OVERVIEW

We are a regulatory affairs, quality, compliance and technology transfer services consulting firm with headquarters in Puerto Rico, servicing the Puerto Rico, United States and European markets, and to a lesser extent the Brazilian market. The compliance consulting service sector in those markets consists of local compliance and validation consulting firms, United States dedicated validation and compliance consulting firms, and large publicly traded and private domestic and foreign engineering and consulting firms. We provide a broad range of compliance-related consulting services. We market our services to pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies principally in Puerto Rico, the United States, Europe and Brazil. Our consulting team includes experienced engineering and life science professionals, former quality assurance managers and directors, former health agency officials, and professionals with bachelors, masters and doctorate degrees in health sciences and engineering.

We have well-established and consistent relationships with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States, which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

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

The principal components for our consulting costs of services are compensation to our consulting team and expenses relating to the performance of the services. In order to ensure that our pricing is competitive yet minimize the impact on our margins, we manage increasing labor costs by (i) selecting consultants according to our cost for specific projects, (ii) negotiating, where applicable, rates with the consultant, (iii) subcontracting labor and (iv) negotiating and passing rate increases to our customers, as applicable. Although this strategy has been successful in the past, we cannot give any assurance that such a strategy will continue to be successful.

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

BUSINESS STRATEGY AND OBJECTIVES

We are actively pursuing the expansion of our services in the United States, European and Latin American markets as part of our growth strategy, while maintaining our position in the Puerto Rico market. We have a well-established and consistent relationship with the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies in Puerto Rico and the United States which provides us access to affiliated companies in other markets. We seek opportunities in markets that can yield profitable margins using our professional consulting force.

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

TECHNICAL CONSULTING SERVICES

We have established a reputation as a premier technical consulting services firm to the pharmaceutical, chemical, biotechnology, medical devices, cosmetic and food industries, and allied products companies in various markets. These services include regulatory compliance, validation, technology transfer, engineering, project management and process support. During the year ended October 31, 2025, we have serviced approximately 70 customers that are among the largest pharmaceutical, chemical manufacturing, medical device and biotechnology companies. We participate in exhibitions, conferences, conventions and seminars as either exhibitors, sponsors or conference speakers.

MARKETING

We currently conduct our marketing activities in Puerto Rico, United States, Europe, Brazil and other markets. We actively utilize our project managers and leaders who are currently managing consulting service contracts at various client locations to also market consulting services to their existing and past client relationships. Our senior management is also actively involved in the marketing process, especially in marketing to major accounts. Our senior management and staff also concentrate on developing new business opportunities and focus on the larger customer accounts (by number of consultants or dollar volume) and responding to prospective customers’ requests for proposals.

PRINCIPAL CUSTOMERS

Three customers represented 10% or more of our revenues in either of the years ended October 31, 2025 and 2024. During the years ended October 31, 2025 and 2024, these customers accounted for, in the aggregate, 43.5% and 44.2% of total revenue, respectively. Although a few customers represent a significant source of revenue, our functions are not a continuous process, accordingly, the client base for which our services are typically rendered, on a project-by-project basis, changes regularly. Therefore, in any given year a small number of customers could represent a significant source of our revenue for that year. The loss of, or significant reduction in the scope of work performed for any major customer or our inability to replace customers upon completion of contracts could adversely affect our revenue and impair our ability to operate profitably.

COMPETITION

We are engaged in a highly competitive and fragmented industry. Some of our competitors are larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do possess. Furthermore, because the technical professional aspects of our consulting business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within our major markets, certain competitors, including local competitors, may possess greater resources than we do as well as better access to clients and potential clients.

Evaluation of validation and consulting services has previously been based primarily on reputation, track record, experience, and quality of service. However, given our clients' strategies to reduce costs, the price of service has become a major factor in sourcing these services. We believe our competitive advantages remain and result from our (i) historical market share within Puerto Rico (over 30 years), (ii) brand name, reputation and track record with many of the major pharmaceutical, biotechnology, medical device and chemical manufacturing companies and (iii) providing excellent service at a competitive price.

The market for hiring qualified and experienced consultants that can provide technical consulting services is very competitive and consists primarily of our competitors as well as companies in the pharmaceutical, chemical, biotechnology and medical device industries who are our clients and potential clients. In seeking qualified personnel, we market our name recognition in the Puerto Rico market, our reputation with our clients, and salary and benefit packages.

INTELLECTUAL PROPERTY RIGHTS

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect our clients’ proprietary software and other proprietary information. Any unauthorized use or disclosure of this information could harm our business.

HUMAN CAPITAL

Our workforce (which includes approximately 55 employees, plus 20 independent contractors), is vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional and diverse employees and independent contractors is critical to our success. A diverse and inclusive workforce is a natural extension of our culture and original foundation. We are committed to ensuring that our workforce feels welcomed, valued, respected, and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our Company, and our communities.

The Company offers competitive compensation, healthcare insurance, wellness programs, paid time off, family leave, and workplace flexibility, among others.

All of our employees are full-time employees. None are represented by a labor union, and we consider our employee relations to be excellent.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Victor Sanchez	55	Chief Executive Officer, President and President of European Operations
Pedro J. Lasanta	66	Chief Financial Officer, Vice President - Finance and Administration and Secretary

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

Our business is currently and has historically been dependent upon a small number of clients. During the years ended October 31, 2025 and 2024, a small number of clients accounted for a disproportionately large percentage of our revenue. In the years ended October 31, 2025 and 2024, three customers accounted for, in aggregate, approximately 43.5% and 44.2% of total revenue, respectively.

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

To reduce their costs, many of our customers are establishing or extending the scope of their procurement departments to include consulting and project management services, such as ours. As a result, we have less interaction with the end user of our services (typically labs or production units) when bidding on a project, which we believe decreases the focus on the quality of service provided and increases the emphasis on the cost of the service. This may cause us to lower the price of our bids, which would reduce the margins in a given project. Also, some customers have established vendor management programs with third parties (some of whom are also our competitors). Because these vendor management programs may receive a percentage of our fees, without a corresponding increase in the fee itself, our margins may be adversely affected. In addition, where a vendor management program is a competitor for a particular service we provide, we may have difficulty securing that particular project, which would adversely impact revenue. Some of these vendor neutral programs are intended to limit our interaction with our direct end user, and our interaction is limited to the representative of the vendor neutral agency. This limitation impairs our ability to establish and maintain our relationships with our customers and recognition of the value added to the service.

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

In the past, the pharmaceutical industry has undergone consolidation and may undergo further substantial consolidation which may reduce the number of our existing and potential customers. Consolidation in the pharmaceutical industry may have a harmful effect on our business and our ability to maintain and replace customers.

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

Our profit margin is largely a function of the rates we are able to charge and collect for our services and the utilization rate of our consultants. Accordingly, if we are not able to maintain our pricing for our services or an appropriate utilization rate for our consultants without corresponding cost reductions, our profit margin and profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

●	Our clients’ perception of our ability to add value through our services;

●	Our ability to complete projects on time;

●	Pricing policies of competitors;

●	Our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods; and

●	General economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

●	Our ability to shift employees and contractors from completed projects to new engagements; and

●	Our ability to manage the attrition of our employees and contractors.

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

The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices of our customers products.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the U.S. There have been several U.S. congressional inquiries, proposed and enacted state and federal legislation, as well as agreements between the U.S. government and major pharmaceutical companies designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals. In the European Union, similar political, economic, and regulatory developments may affect our customers’ ability to profitably commercialize their products. These factors could affect our customers’ willingness and level of services required to us; this may have an unfavorable impact on our business financial condition and results of operations.

Changes in tax laws in the United States, Puerto Rico or in other jurisdictions where we do business may adversely impact the willingness of our customers to continue or to expand their operations where we do business and may also impact our tax business model.

As a result of the continued changes in tax laws in the United States, Puerto Rico or other jurisdictions where we do business, the tax business model of various US or foreign companies and their subsidiaries, doing business in Puerto Rico and other foreign jurisdictions may be affected, making them a less attractive investment. For example, on July 4, 2025, Public Law 119-21, commonly known as the One Big Beautiful Bill Act of 2025 (“OBBBA”), was enacted and changed the Global Intangible Lo-Tax Income (“GILTI”) provisions that were part of the 2017 Tax Cuts and Jobs Act (“TCJA”). OBBBA renames the GILTI provision to “net CFC tested income” and increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. In addition, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. Consequently, this may affect the willingness of such companies to continue, expand and/or bring new operations to jurisdictions where we do business, which may impair our ability to generate business in those markets, and may also impact our tax business model.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries, including those where we do business. Federal agencies have been directed to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

Furthermore, because of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, including the industry and countries we serve, and as a result, could have a negative impact on our business, financial condition and results of operations.

If we are unable to renegotiate the term of the tax grant issued by the Puerto Rico Industrial Development Company (“PRIDCO”) we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The Company held a tax grant issued by PRIDCO, which provides relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities carried on within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, ending on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested the renegotiation of the grant from PRIDCO for an additional term of fifteen years. As of the date of this filing, we have not received from PRIDCO a status for this request. If we are unable to renegotiate the term of the grant, in the future we may incur increased tax payments, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Our services either require us to develop intellectual property for clients or provide our personnel with access to our clients’ intellectual property. Because of the highly competitive nature of the pharmaceutical, biotechnology, medical device and chemical manufacturing industries and the sensitivity of our clients’ intellectual property rights, our ability to generate business would be impaired if we fail to protect those rights. Although our employees and contractors are required to sign non-disclosure agreements, any disclosure of a client’s intellectual property by an employee or contractor may subject us to litigation and may impair our ability to generate business either from the affected client or other potential clients. In addition, we are required to enter into confidentiality agreements and our failure to protect confidential information from our clients may impair our business relationship.

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

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

●	Number of workdays, holidays and vacations;

●	The business decisions of clients regarding the use of our services;

●	Periodic differences between clients estimated and actual levels of business activity associated with ongoing engagements, including the delay, reduction in scope and cancellation of projects;

●	The stage of completion of existing projects and their termination;

●	Our ability to move consultants quickly from completed projects to new engagements and our ability to replace completed contracts with new contracts with the same clients or other clients;

●	The introduction of new services by us or our competitors;

●	Changes in pricing policies by us or our competitors;

●	Our ability to manage costs, including personnel compensation, support-services and severance costs;

●	Acquisition and integration costs related to possible acquisitions of other businesses;

●	Changes in estimates, accruals and payments of variable compensation to our employees or contractors; and

●	Global economic and political conditions and related risks, including acts of terrorism.

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

As part of our broader risk management framework, we have identified the potential cybersecurity risks for our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes.

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

ITEM 2. PROPERTIES.

The Company previously performed its administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities were under a lease agreement, which expired on December 31, 2025. As of January 1, 2026, we are a remote company and do not maintain physical offices, except for an office facility in Madrid, Spain, which is under a month-to-month lease with monthly payment of approximately $500.

For purposes of compliance with applicable requirements of the Securities Act and the Exchange Act, stockholder communications required to be sent to our principal executive offices may be directed to the Corporate Secretary, Pharma-Bio Serv, Inc., PO Box 1049, Dorado, Puerto Rico and info@pharmabioserv.com.

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a breach of contract and money collection complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”), before the Commonwealth of Puerto Rico Court of First Instance, San Juan Superior Section. On November 13, 2023, a judgment was entered by the Court ordering Romark to pay jointly to the Company’s subsidiaries $6,717,431.69, which includes the principal amount of $5,246,782, plus interest up to the date of the judgment. The Company’s subsidiaries are pursuing assets and monies from Romark to collect the judgment. To this date, however, we have been unable to identify assets of Romark against which to collect. Also, multiple other creditors of Romark have filed claims against it. Aside from legal fees and the costs of identifying assets, and costs of collection efforts, no further losses are expected. The Company’s subsidiaries will continue the collection efforts with Romark. However, we cannot guarantee a successful outcome in collecting the funds owed to the Company’s subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the trading symbol PBSV since December 4, 2006. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On January 20, 2026, there were approximately 62 holders of record of our common stock.

On March 20, 2025, the Company paid dividends of $0.075 per share of common stock to shareholders of record at the close of business on February 28, 2025. The Board of Directors will continue to evaluate the Company’s strategic plan, which might include future acquisitions, sales of business units, dividends or any combination of these opportunities while continuing its stock repurchase plan.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan under which our securities may be issued as of October 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	453,350	$0.9108	1,050,000
Equity compensation plans not approved by security holders	-	$-	-
Total	453,350		1,050,000

The 2014 Long-Term Incentive Plan was approved in April 2014 and amended on May 2, 2024, by the stockholders to extend the term for an additional ten years ending March 31, 2034.

Stock Repurchase Program

The following table provides information about purchases by the Company of its shares of common stock under the Company Stock Repurchase Program during the three-month period ended October 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2025 through August 31, 2025	2,350	$0.60	2,350	1,461,392
September 1, 2025 through September 30, 2025	3,100	$0.59	3,100	1,458,292
October 1, 2025 through October 31, 2025	9,000	$0.66	9,000	1,449,292
	14,450	$0.64	14,450

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

               The Company held a tax grant issued by PRIDCO, which provided relief on various Puerto Rico taxes, including income tax, with certain limitations, for most of the activities conducted within Puerto Rico, including those that are for services to parties located outside of Puerto Rico. The grant was effective as of November 1, 2009, and covered a fifteen-year period, which ended on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, we have requested PRIDCO renegotiation of the tax grant for an additional term of fifteen years.  As of the date of this filing, we have not received a status update from PRIDCO for that tax grant request. However, we do not anticipate any significant concerns with the Grant approval. Under ACT 20-2012, the Company obtained another tax grant from PRIDCO which, with certain limitations, also covers the services provided by the Company’s Puerto Rico subsidiaries to parties located outside of Puerto Rico. The ACT 20-2012 tax grant is for a twenty-year term which ends on December 30, 2039. For additional information relating to the tax grants issued by PRIDCO, please see Note D – Income Taxes of the consolidated financial statements.

The Company’s headquarters office facilities lease expired on December 31, 2025. Prior to the lease’s expiration, the Company vetted various technologies which resulted in the Company moving its headquarters administrative operations to a virtual landscape. The move will enable us to maintain the same level of service in a more competitive manner.

Regional or global conflicts, including war and economic sanctions between nations, price inflation, pandemics, OBBBA, possible tax changes on jurisdictions where we do business, bio-pharmaceutical industry consolidations and relocations, and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations and restructurings, operational constraints imposed by our customers due to pandemics and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

The following table sets forth information as to our revenue for the years ended October 31, 2025 and 2024, by geographic regions (dollars in thousands).

	Year ended October 31,
Revenues by Region	2025		2024
Puerto Rico	$4,637	51.5%	$5,690	59.8%
United States	2,620	29.1%	3,162	33.3%
Europe	1,727	19.2%	571	6.0%
Other	17	0.2%	86	0.9%
Total revenue	$9,001	100.0%	$9,509	100.0%

For the year ended October 31, 2025, the Company’s revenues were approximately $9.0 million, a net decrease of $0.5 million when compared to last year. The European market sustained an increase in project revenue of approximately $1.2 million, which was offset by project revenue decline in the Puerto Rico, US and Brazil consulting markets of approximately $1.1, $0.5 and $0.1 million, respectively. As set forth below, when compared to the same period last year, gross profit improved by 5.8 percentage points. The net increase in gross profit percentage points is mainly attributable to the improvement of margins in Puerto Rico and United States consulting markets, plus a high margin yielding project within the European market.

Results of Operations

The following table sets forth our statements of operations for the year ended October 31, 2025 and 2024 (dollars in thousands, and as a percentage of revenues):

	Year ended October 31,
	2025		2024
Revenues	$9,001	100.0%	$9,509	100.0%
Cost of services	6,091	67.7%	6,993	73.5%
Gross profit	2,910	32.3%	2,516	26.5%
Selling, general and administrative expenses	3,547	39.4%	3,804	40.0%
Other income, net	543	6.0%	532	5.5%
Loss before income taxes	(94)	-1.1%	(756)	-8.0%
Income tax expense	6	0.0%	22	0.2%
Net loss	(100)	-1.1%	(778)	-8.2%

Revenues. Revenues for the year ended October 31, 2025 were approximately $9.0 million, a net decrease of $0.5 million when compared to last year. The European market sustained an increase in project revenue of approximately $1.2 million, which was offset by project revenue decline in the Puerto Rico, US and Brazil consulting markets of approximately $1.1, $0.5 and $0.1 million, respectively.

Cost of Services; Gross Profit. Cost of services for the year ended October 31, 2025 were $6.1 million, a decrease of $0.9 million when compared to last year. Gross profit for the year ended October 31, 2025 increased by 5.8 percentage points when compared to last year. The net increase in gross profit percentage points is mainly attributable to the improvement of margins in Puerto Rico and United States consulting markets, combined with a high margin project within the European market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.5 million, a net decrease of approximately $0.3 million when compared to last year. The decline is attributable to planned reduction in general and administrative expenses.

Other Income, Net. Other income, net for the year ended October 31, 2025, was approximately $0.5 million. This balance is mostly attributable to interest income, plus the settlement of foreign exchange rates on intercompany balances of approximately $0.1 million.

Net loss. Net loss for the year ended October 31, 2025 was approximately $0.1 million, an improvement of approximately $0.7 million when compared to last year.

For the year ended October 31, 2025, net loss per share of common stock for both basic and diluted was $0.004, an improvement of $0.030 per share when compared to last year.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of October 31, 2025, the Company had approximately $11.6 million of working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date. During the year ended October 31, 2025, the Company purchased an aggregate of 52,151 shares of its common stock under the Stock Repurchase Program. As of October 31, 2025, the Company has 1,449,292 shares of common stock available for future repurchases under the Stock Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangements during the fiscal year ended October 31, 2025.

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

Consolidation - The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments - Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of input that may be used to measure fair value:

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2025, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets - The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2025 and 2024.

Investment - Minority non-controlling investment is stated at cost and included within the Other Assets caption on the consolidated balance sheet.

Stock-based Compensation - Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. We calculate the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected in cash flows from financing activities rather than cash flows from operating activities. We have not recognized such cash flow from financing activities since there has been no tax benefit related to stock-based compensation.

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

We, under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting as of October 31, 2025.

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

ITEM 9B.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Information with respect to our executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended October 31, 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules: None.

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013

3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023

4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020

10.1	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015

10.2	Employment Agreement dated November 5, 2007, between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.3	Amendment to Employment Agreement dated December 17, 2008, between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.4	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009

10.5	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010

10.6	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012

10.7	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.8	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.9	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.10	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.11	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014

10.12	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

10.13	Amendment to Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2024

14.1	Code of business conduct and ethics for senior management	10-KSB	000-50956	14.1	2/2/2007

19.1	Insider Trading Policy (included in exhibit 14.1)	10-KSB	000-50956	14.1	2/2/2007

21.1*	List of Subsidiaries

23.1*	Consent of Crowe PR PSC

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

——————

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

PHARMA-BIO SERV, INC.

Dated: January 29, 2026	By:	/s/ Victor Sanchez
	Name:	Victor Sanchez
	Title:	Chief Executive Officer and President Europe Operations (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Sanchez	Chief Executive Officer and President of European Operations	January 29, 2026
Victor Sanchez	(Principal Executive Officer)

/s/ Pedro J. Lasanta	Chief Financial Officer, Vice President Finance and Administration and Secretary	January 29, 2026
Pedro J. Lasanta	(Principal Financial and Accounting Officer)

/s/ Kirk Michel	Chairman	January 29, 2026
Kirk Michel

/s/ Howard Spindel	Director	January 29, 2026
Howard Spindel

/s/ Dov Perlysky	Director	January 29, 2026
Dov Perlysky

/s/ Irving Wiesen	Director	January 29, 2026
Irving Wiesen

PHARMA-BIO SERV, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Pharma-Bio Serv, Inc.

Dorado, Puerto Rico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharma-Bio Serv, Inc. (“the Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

4.	Determined delivery of services was transferred and approved by customers to recognize revenue in the appropriate period.

•	We performed analytical procedures to identify and investigate any unusual or unexpected trends in revenue.
•	We performed a search to ascertain there were no significant journal entries to revenue that were not adequately supported.
•	We evaluated the adequacy of the entity’s disclosures related to revenue recognition in the consolidated financial statements.

/s/ CROWE PR PSC

Guaynabo, Puerto Rico

January 29, 2026

DPSC16-887

Crowe PR PSC is a member of the global network of Crowe LLP, the members of which are separate and independent legal entities.

We have served as the Company’s auditor since 2006.

PHARMA-BIO SERV, INC.

Consolidated Balance Sheets

October 31, 2025 and 2024

	October 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$3,379,212	$6,767,356
Marketable securities	7,475,377	5,978,104
Accounts receivable	2,360,682	2,510,909
Prepaids and other assets	171,574	442,384
Total current assets	13,386,845	15,698,753

Property and equipment	116,059	169,281
Operating lease right-of-use	29,388	198,597
Other assets	120,754	225,599
Total assets	$13,653,046	$16,292,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$28,834	$165,201
Accounts payable and accrued expenses	991,169	1,127,649
Current portion of US TCJA Transition Tax and income taxes payable	718,796	594,316
Total current liabilities	1,738,799	1,887,166

US TCJA Transition Tax payable	-	660,903
Long term operating lease liabilities	-	28,834
Total liabilities	1,738,799	2,576,903

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,519,672 shares issued, and 22,905,992 and 22,958,143 shares outstanding on October 31, 2025 and 2024, respectively	2,352	2,352
Additional paid-in capital	1,679,547	1,644,468
Retained earnings	10,533,589	12,353,970
Accumulated other comprehensive income	278,045	262,380
	12,493,533	14,263,170
Treasury stock, at cost; 613,680 and 561,529 common shares held on October 31, 2025 and 2024, respectively	(579,286)	(547,843)
Total stockholders' equity	11,914,247	13,715,327
Total liabilities and stockholders' equity	$13,653,046	$16,292,230

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Operations

For the Years Ended October 31, 2025 and 2024

	Years ended October 31,
	2025	2024
REVENUES	$9,001,096	$9,509,279

COST OF SERVICES	6,091,064	6,993,241

GROSS PROFIT	2,910,032	2,516,038

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,547,694	3,803,625

LOSS FROM OPERATIONS	(637,662)	(1,287,587)

OTHER INCOME, NET	543,402	532,139

LOSS BEFORE INCOME TAX	(94,260)	(755,448)

INCOME TAX EXPENSE	6,203	22,171

NET LOSS	$(100,463)	$(777,619)

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.004)	$(0.034)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	22,947,243	22,965,995

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED	22,956,853	22,974,124

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Comprehensive Loss

For the Years Ended October 31, 2025 and 2024

	Years ended October 31,
	2025	2024

NET LOSS	$(100,463)	$(777,619)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF RECLASSIFICATION ADJUSTMENTS AND TAXES:
Foreign currency translation: Net unrealized gain (loss)	136,007	(17,710)
Intercompany balances foreign exchange settlement, included in net loss	(120,342)	69,824

TOTAL OTHER COMPREHENSIVE INCOME	15,665	52,114

COMPREHENSIVE LOSS	$(84,798)	$(725,505)

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended October 31, 2025 and 2024

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT OCTOBER 31, 2023	23,512,880	$2,351	-	$-	$1,596,922	$14,853,826	$210,266	$(536,580)	$16,126,785

STOCK-BASED COMPENSATION	-	-	-	-	47,546	-	-	-	47,546

ISSUANCE OF COMMON STOCK PURSUANT TO THE CASHLESS EXERCISE OF STOCK OPTIONS	6,792	1	-	-	-	(1)	-	-	-

PURCHASE OF TREASURY STOCK (12,100 SHARES)	-	-	-	-	-	-	-	(11,263)	(11,263)

NET LOSS	-	-	-	-	-	(777,619)	-	-	(777,619)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	52,114	-	52,114

CASH DIVIDENDS ($0.075 PER COMMON, SHARE AT RECORD DATE)	-	-	-	-	-	(1,722,236)	-	-	(1,722,236)

BALANCE AT OCTOBER 31, 2024	23,519,672	2,352	-	-	1,644,468	12,353,970	262,380	(547,843)	13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	35,079	-	-	-	35,079

PURCHASE OF TREASURY STOCK (52,151 SHARES)	-	-	-	-	-	-	-	(31,443)	(31,443)

NET LOSS	-	-	-	-	-	(100,463)	-	-	(100,463)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	15,665	-	15,665

CASH DIVIDEND ($0.075 PER SHARE OF COMMON STOCK AT RECORD DATES)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT OCTOBER 31, 2025	23,519,672	$2,352	-	$-	$1,679,547	$10,533,589	$278,045	$(579,286)	$11,914,247

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2025 and 2024

	Years ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,463)	$(777,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,079	47,546
Depreciation and amortization	59,866	23,311
Amortization of operating lease right-of-use	169,209	157,853
Reinvested interests	(37,526)	(245,815)
Decrease in accounts receivable	203,643	1,456,947
Decrease (increase) in prepaids and other assets	308,312	(21,595)
Decrease in liabilities	(853,006)	(1,207,329)
NET CASH USED IN OPERATING ACTIVITIES	(214,886)	(566,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property. equipment and software	(6,644)	(159,743)
Marketable securities investment, net	(1,459,747)	(1,201,125)
NET CASH USED IN INVESTING ACTIVITIES	(1,466,391)	(1,360,868)

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of common stock	(31,443)	(11,263)
Cash dividends paid to shareholders	(1,719,918)	(1,722,236)
NET CASH USED IN FINANCING ACTIVITIES	(1,751,361)	(1,733,499)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,494	(17,630)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,388,144)	(3,678,698)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,767,356	10,446,054
CASH AND CASH EQUIVALENTS – END OF YEAR	$3,379,212	$6,767,356

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$528,746	$661,224
Interest	$-	$-
SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax returns	$988	$50,713
Decommissioned fully depreciated and/or amortized old property and equipment written off during the year ended October 31, 2025	$516,563	$-
Conversion of cashless exercise of options to shares of common stock	$-	$1

See notes to consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Consolidated Financial Statements

For the Years Ended October 31, 2025 and 2024

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of input that may be used to measure fair value:

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of October 31, 2025 and 2024, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the years ended October 31, 2025 and 2024. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of October 31, 2025, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of October 31, 2025 and 2024.

Investment

Minority non-controlling investment is stated at cost and included within the Other Assets caption on the consolidated balance sheet.

Stock-based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at the grant date, while for restricted stock units the fair market value of the units is determined by Company’s share market value at grant date. Excess tax benefits related to stock-based compensation are reflected in cash flows from financing activities rather than cash flows from operating activities. However, the Company has not recognized such cash flow from financing activities since there has been no tax benefit related to the stock-based compensation.

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

Reclassifications

Certain reclassifications have been made to the October 31, 2024 consolidated financial statements to conform them to the October 31, 2025 consolidated financial statements presentation. Such reclassifications do not have an effect on net income as previously reported.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S. GAAP. New standards are communicated through an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs. However, the Company has evaluated the possible impact of standards still not implemented and does not foresee that the implementation of those standards in the future may have any significant effect on the consolidated financial statements.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of short-term U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - PROPERTY AND EQUIPMENT

The balance of property and equipment on October 31, 2025 and 2024 consisted of the following:

		October 31,
	Useful life (years)	2025	2024
Vehicles	5	$115,623	$115,623
Computers and software (including software under development in 2024)	3	198,874	565,383
Other	3-10	1,491	146,524
Total		315,988	827,530
Less: Accumulated depreciation and amortization		(199,929)	(658,249)
Property and equipment, net		$116,059	$169,281

The Company decommissioned fully depreciated and/or amortized old property and equipment during the year ended October 31, 2025. The decommissioning write-off had no impact on operations.

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

On July 4, 2025, Public Law 119-21, OBBBA was enacted and changed the GILTI provisions that were part of the TCJA for taxing foreign subsidiaries earnings. OBBBA renames the GILTI provision to “net CFC tested income” and increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. Also, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. The Company will be subject to the above named OBBBA provisions effective with our fiscal year ended October 31, 2027. We are currently assessing its impact on our consolidated financial statements.

In June 2011, Pharma-Bio, Pharma-PR and Pharma-Serv obtained a Grant of Industrial Tax Exemption pursuant to the terms and conditions set forth in Act No. 73 of May 28, 2008 (“the Grant”) issued by the Puerto Rico Industrial Development Company (“PRIDCO”). The Grant was effective as of November 1, 2009, and covered a fifteen-year period which expired on October 31, 2024. Under the provisions of Puerto Rico Acts 60-2019 and 73-2008, the Company requested that PRIDCO extend the Grant for an additional term of fifteen years. As of the date of this filing, we have not received a status update from PRIDCO for this request. Furthermore, under ACT 20-2012, the Company obtained another tax grant from PRIDCO which, with certain limitations, also covers the services provided by the Company’s Puerto Rico subsidiaries to parties located outside of Puerto Rico. The ACT 20-2012 tax grant is for a twenty-year term which ends on December 30, 2039. The income generated under the provisions of the above-mentioned grants is subject to a fixed income tax rate of 4%, and the related earnings are exempt from Puerto Rico earnings distribution tax.

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 2011 Puerto Rico Internal Revenue Code, as amended. The operations carried out in the United States by the Company’s subsidiaries, is taxed in the United States at a maximum regular federal income tax rate of 21%. The Spanish subsidiary operations in Spain are taxed at a regular income tax rate of 25%.

On October 31, 2025, Pharma-Bio, Pharma-Spain and Pharma-Serv have unused net operating losses of approximately $959,000, $295,000 and $1,120,000, respectively. These net operating losses for Pharma-Bio and Pharma-Spain are available to offset indefinitely for future taxable income, while for Pharma-Serv expire $147,000, $219,000, $545,000 and $209,000 on the years ended October 31, 2032, 2033, 2034 and 2035, respectively. After considering various timing differences for income tax purposes, these unused operating losses result in a potential deferred tax asset for Pharma-Bio, Pharma-Spain and Pharma-Serv of approximately $201,400, $73,900, and $44,800, respectively. However, an allowance has been provided covering the sum of such balance since it is uncertain whether the net operating losses can be used to offset future taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors, including the Company’s ability to generate taxable income. Accordingly, the income tax benefit will be recognized when realization is determined to be more probable than not.

The reconciliation between the United States federal statutory rate and our effective tax rate applicable to continuing operations for the years ended October 31, 2025, and 2024 is as follows:

	October 31,
	2025	2024
United States federal statutory rate	(21.0)%	(21.0)%
Allowance of resulting deferred tax assets and others	64.8%	28.3%
Tax holiday (PRIDCO Grants), net of GILTI, if any	(37.2)%	(4.4)%
Effective tax rate	6.6%	2.9%

The effective tax rates, for the years ended October 31, 2025 and 2024, differ from the federal statutory rate mainly due to the impact of the jurisdictional mix of income and expenses. The variance in our effective tax rate is mainly attributable to (i) foreign earnings results from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and is subject to tax incentive grants, (ii) other foreign earnings other than from Puerto Rico, and (iii) the allowance of resulting deferred tax asset for net operating losses carry forward. As previously disclosed, foreign earnings (including Puerto Rico) are also subject to U.S. tax at a reduced rate of 10.5%.

The Company had no income tax expense related to US federal and state taxes for the years ended October 31, 2025 and 2024. For the years ended October 31, 2025 and 2024, foreign income taxes included on income tax expense were approximately $6,200 and $22,200, respectively.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2021 (2020 for Puerto Rico) through 2024 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE E – LEASES

Operating facilities – The Company conducted its headquarters administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities were leased from an affiliate of our past Chairman of the Board (the “Landlord”). The lease agreement was for an initial five-year term which commenced January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021, and expired on December 31, 2025. The lease agreement, as amended, had monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also required the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas. For fiscal year 2026 the remaining monthly rental payments to the lease expiration date on December 31, 2025 were $29,122. Upon lease termination, the Company decided to embrace available technologies and move its headquarters administrative operations to a virtual landscape.

The Company maintains an office facility in Madrid, Spain. The facility is under a month-to-month lease with monthly payments of approximately $500.

Lease expense for the years ended October 31, 2025 and 2024, was approximately $180,900 and $181,400, respectively.

NOTE F – CONTINGENCIES

In the ordinary course of business, the Company may be a party to legal proceedings incidental to the business. These proceedings are not expected to have a material adverse effect on the Company’s business or financial condition.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of October 31, 2025 and 2024, a total of 550,708 and 498,557 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $516,314 and $484,871, respectively.

On January 28, 2025, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on February 28, 2025. Accordingly, an aggregate dividend payment of $1,719,918 was paid on March 20, 2025.

NOTE H – LOSS PER SHARE

The computation of basic loss per share is based on the weighted-average number of our common shares outstanding. The computation of diluted loss per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under warrants, stock option and restricted stock unit awards, determined using the treasury stock method. The following data show the amounts used in the calculations of basic and diluted loss per share.

	Years ended October 31,
	2025	2024
Net loss available to common equity holders - used to compute basic and diluted loss per share	$(100,463)	$(777,619)

Weighted average number of common shares - used to compute basic loss per share	22,947,243	22,965,995
Effect of options to purchase common stock	9,610	8,129
Weighted average number of shares - used to compute diluted loss per share	22,956,853	22,974,124

For the years ended October 31, 2025 and 2024, options for the purchase of 373,350 and 293,350 shares of common stock, respectively, were not included in computing loss per share because their effect was antidilutive.

NOTE I - STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has an incentive plan that covers 2,300,000 shares of the Company’s common stock, that provide for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, consultants and directors (the “2014 Long-Term Incentive Plan” also known as the “2014 Plan”). On March 6, 2024, the Company's board of directors adopted, and on May 2, 2024, the Company’s stockholders approved, extending the 2014 Plan for an additional ten years from March 31, 2024 to March 31, 2034. The 2014 Plan is to be administered by a committee of independent directors. In the absence of a committee, the plan is administered by the Board of Directors. Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds at least 10% of the Company’s common stock, the exercise price must be at least 110% of the fair market value on the date of the grant and the term of the option cannot exceed five years.

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

The 2014 Plan stock options activity and status for the years ended October 31, 2025 and 2024 were as follows:

	Year ended October 31,
	2025		2024
		Weighted-		Weighted-
	Number of	Average Option	Number of	Average Option
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	393,350	$0.9887	343,350	$1.0081
Granted	80,000	$0.4900	90,000	$0.8667
Exercised	-	$-	(40,000)	$0.8800
Expired and/or forfeited	(20,000)	$0.7600	-	$-
Total outstanding at end of year	453,350	$0.9108	393,350	$0.9887

Outstanding exercisable stock options at end of year	406,680	$0.9507	323,370	$1.0055

	October 31, 2025	October 31, 2024
Weighted average remaining years in contractual life for:
Total outstanding options	2.1 years	2.5 years
Outstanding exercisable options	1.9 years	2.3 years
Shares of common stock available for issuance pursuant to future stock option grants	1,050,000	1,110,000

The following weighted average assumptions were used to estimate the fair value of stock options granted under the 2014 Plan for the years ended October 31, 2025 and 2024:

	Year ended October 31,
	2025	2024
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	98.3%	92.3%
Risk free interest rate	4.5%	4.1%
Expected life of options	3.2 years	3.2 years
Weighted average fair value of options granted	$0.3160	$0.5359

As of October 31, 2025, estimated stock-based compensation expense to be recognized in future periods for granted nonvested stock options is attributable to stock options granted under the 2014 Plan. The nonvested stock options compensation expense in the amount of $13,460 will be recognized in a weighted average period of approximately 0.7 years.

The aggregate intrinsic value of options outstanding under the 2014 Plan represents the difference between the Company’s stock price at year end and the exercise price, multiplied by the number of in-the money options had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock. As of October 31, 2025, the aggregate intrinsic value of options outstanding under the 2014 Plan was approximately $4,000. There were no in-the money options outstanding as of October 31, 2024.

The following table presents the total stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

	Year ended October 31,
	2025	2024
Stock-based compensation expense:
Cost of services	$-	$-
Selling, general and administrative	35,079	47,546
Stock-based compensation before tax	35,079	47,546
Income tax benefit	-	-
Net stock-based compensation expense	$35,079	$47,546
Effect on earnings per share:
Basic earnings (loss) per share	$(0.002)	$(0.002)
Diluted earnings (loss) per share	$(0.002)	$(0.002)

NOTE J - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s Chief Executive Officer, which is our chief operating decision maker (the “CODM”), to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico consulting, (ii) United States consulting, and (iii) Europe consulting. The reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets. The services vary between customers and projects based on the nature of the project and the technical skills necessary to accomplish the project tasks. Therefore, the allocation of consultancy resources is mostly based on the segment’s ability to provide the best consultant in the most profitable cost-effective manner. Accordingly, the CODM evaluates segment performance based on the segment’s (i) revenue volume, (ii) gross profit ratio to revenue, and (iii) income (loss) from operations.

The following table presents information about the reported segments revenue from services, gross profit ratio to revenue and income (loss) from operations of the Company for the years ended October 31, 2025 and 2024. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Year ended October 31,
	2025		2024
REVENUES:
Puerto Rico consulting	$4,636,857		$5,690,166
United States consulting	2,620,430		3,162,151
Europe consulting	1,727,139		571,183
Other	16,670		85,779
Total consolidated revenue	$9,001,096		$9,509,279

GROSS PROFIT¹:
Puerto Rico consulting	$1,197,958	25.8%	$1,222,157	21.5%
United States consulting	842,240	32.1%	965,804	30.5%
Europe consulting	853,444	49.4%	296,907	52.0%
Other	16,390	98.3%	31,170	36.3%
Total consolidated gross profit	$2,910,032	32.3%	$2,516,038	26.5%

LOSS FROM OPERATIONS:
Puerto Rico consulting	$(9,551)		$(384,451)
United States consulting	(512,198)		(630,893)
Europe consulting	(36,723)		(256,585)
Other	(79,190)		(15,658)
Total consolidated loss from operations	(637,662)		(1,287,587)
OTHER INCOME, NET	543,402		532,139
Total consolidated loss before income tax	$(94,260)		$(755,448)

[1]	Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).
[2]	Loss from operations represents gross profit reduced by selling, general and administrative expenses.

Long lived assets (property and equipment) and related depreciation and amortization expense for the years ended October 31, 2025 and 2024, were concentrated in the corporate headquarters in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the statements of cash flows are mainly related to the corporate headquarters.

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

The Company provided a substantial portion of its services to three customers, who accounted for 10% or more of its revenues in either of the years ended October 31, 2025 or 2024. During the year ended October 31, 2025, revenues from these customers were 16.8%, 12.4% and 12.2%, or a total of 41.4%, as compared to the same period last year for 16.4%, 6.7% and 18.8%, or a total of 41.9%, respectively. For the year ended October 31, 2025 and 2024, these customers represented for the Puerto Rico, and United States consulting reportable segments 24.6% and 16.8%, as compared to 25.5% and 16.4%, respectively. On October 31, 2025 and 2024, amounts due from these customers represented 39.3% and 50.7% of total accounts receivable balance, respectively. This customer information is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are totally independent of each other, and therefore such information is more meaningful to the reader.

At the global level three groups of affiliated companies accounted for 10% or more of our revenues in either October 31, 2025 or 2024. During the year ended October 31, 2025, aggregate revenues from these global groups of affiliated companies were 18.9%, 12.4% and 12.2%, or a total of 43.5%, as compared to the same period last year 18.7%, 6.7% and 18.8%, or a total of 44.2%, respectively. For the year ended October 31, 2025 and 2024, these customers represented for the Puerto Rico and United States consulting reportable segments 26.7% and 16.8%, as compared to 27.8% and 16.4%, respectively. On October 31, 2025 and 2024, amounts due from these global groups of affiliated companies represented 46.1% and 52.1% of total accounts receivable balance, respectively.

NOTE L - RETIREMENT PLAN

Pharma-PR and Pharma-US each have a separate qualified retirement plan in accordance with the applicable laws of the Commonwealth of Puerto Rico and the United States of America, for employees who meet certain age and service period requirements. The Company makes contributions to these plans as required by the provisions of the plan document. Following plan provisions, the Company temporarily suspended contributions to the plan during fiscal year 2025. During the years ended October 31, 2025 and 2024, the Company contributed $12,300 and $128,000, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

On August 19, 2024 the Company entered into an agreement with a company (the “AI Company”), which is an affiliate  to one of the members of our Board of Directors, for (i) the development of a dashboard tool based on artificial intelligence (ii) a 2.44% membership interest (the “Membership Interest”) in the AI Company, and (iii) a two year term grant of option (the “Option”) to obtain an aggregate 16.67% interest in the AI Company at an exercise price of $1,750,000. Based on FASB ASC 820 an independent valuation firm valued (i) the dashboard tool at $150,000, (ii) the Membership Interest at $86,200, and (iii) the Option at $13,800. The dashboard tool is included within the Property and Equipment caption on the consolidated financial statements (see Note C) amortized through its useful life, while the Membership Interest and Option were recorded as investments at cost within the Other Assets caption on the consolidated financial statements.

As more fully disclosed in Note E to the consolidated financial statements, the Company leased its headquarters facilities in Dorado, Puerto Rico, from an affiliate of our past Chairman of the Board of Directors. The lease expired on December 31, 2025.

NOTE N – SUBSEQUENT EVENTS

On January 28, 2026, the Board of Directors of the Company declared a cash dividend of $0.075 per common share. The dividend is payable on or about March 20, 2026, to shareholders of record as of the close of business on February 27, 2026.

