Form 10-K/A
period 2025-10-31
Pharma-Bio Serv, Inc.
filed 2026-02-27
CIK 1304161

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

Explanatory Note

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Pharma-Bio Serv, Inc. (the “Company”) for the fiscal year ended October 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2026 (the “2025 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2025 Form 10-K.

This Amendment No. 1 speaks as of the original filing date of the 2025 Form 10-K and reflects only the changes to the cover page and Items 10, 11, 12, 13 and 14 of Part III and inclusion of the certifications required pursuant to The Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. No other information included in the 2025 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way. The 2025 Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Form 10-K and the Company’s other SEC filings.

2

PHARMA-BIO SERV, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED OCTOBER 31, 2025

PART III

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.	14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors.

Name	Age	Positions with the Company	Director Since	Class(4)
Kirk Michel(1),(2)	70	Chairman of the Board	2006	Class II
Dov Perlysky(2),(3)	63	Director	2004	Class II
Howard Spindel(1),(3)	80	Director	2006	Class III
Irving Wiesen(1),(2),(3)	71	Director	2006	Class I

_______________________

(1)	Member of the Audit Committee and Compensation Committee.
(2)	Member of the Mergers and Acquisition Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)

Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2026 Annual Meeting of Stockholders, Class II directors are serving until the 2027 Annual Meeting of Stockholders and Class III directors are serving until the 2028 Annual Meeting of Stockholders.

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

(f) Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended October 31, 2025 (“Fiscal 2025”) or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made since our disclosure in the 2025 definitive proxy statement for our 2025 annual meeting of stockholders filed with the Securities and Exchange Commission on April 21, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended October 31, 2025 and 2024 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Option Awards($)(2)	All Other Compensation		Total
Victor Sanchez	2025	$231,000	$600	--	$14,300	(3)	$245,900
President and Chief Executive Officer	2024	$231,000	$600	--	$14,300	(3)	$245,900

Pedro Lasanta	2025	$175,000	$600	--	--		$175,600
Chief Financial Officer, Vice President-Finance and Administration and Secretary	2024	$175,000	$600	$6,390	--		$181,900

____________________

(1)	Represents statutory holiday bonus of $600 paid in December 2025 and 2024, respectively.
(2)

Amounts shown do not reflect compensation received by the executive officers. Instead, the amounts shown reflect the grant date fair value of options granted to the executive officers determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2025 included in our 2025 Form 10-K. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

(3)	Represents health insurance plan expenses incurred in fiscal years 2025 and 2024 pursuant to Mr. Sanchez’s employment.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of October 31, 2025.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Victor Sanchez	16,675	(1)			$0.99	Dec. 9, 2026	--	--	--	--

Pedro Lasanta	16,675	(1)			$0.99	Dec. 9, 2026	--	--	--	--
	3,330	(2)	6,670	(2)	$1.00	Dec. 26, 2028

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

The following table summarizes the compensation earned and paid to our directors for the year ended October 31, 2025.

Name	Fees Earned (1)	Option Awards (2)(3)	Total
Kirk Michel	$50,000	$6,320	$56,320
Dov Perlysky	$50,000	$6,320	$56,320
Howard Spindel	$50,000	$6,320	$56,320
Irving Wiesen	$50,000	$6,320	$56,320

____________________

(1)	During the fiscal year ended October 31, 2025, all members of the Board of Directors individually earned and were paid fees of $50,000 each.
(2)

Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown reflect the grant date fair value of options granted to the directors determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards are set forth under Note I - Stock Options and Stock Based Compensation in our audited financial statements for the fiscal year ended October 31, 2025 included in our 2025 Form 10-K.

(3)

The options grants have a term of five years from the grant date and an exercise price equal to the fair market value on the date of grant. The options are exercisable as to 50% of the shares six months from the date of grant and as to the remaining 50% 18 months from the date of grant.

As of October 31, 2025, each of the below named directors held the following number of options to purchase shares of common stock:

		OPTIONS GRANTED TO
Grant Date	Exercise Price	H. Spindel	K. Michel	I. Wiesen	D. Perlysky
1/10/2021	$1.40	20,000	20,000	20,000	20,000
1/10/2022	$0.97	20,000	20,000	20,000	20,000
1/10/2023	$0.79	20,000	20,000	20,000	20,000
1/10/2024	$0.85	20,000	20,000	20,000	20,000
1/10/2025	$0.49	20,000	20,000	20,000	20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of February 26, 2026 by:

•	each director;
•	each officer named in the summary compensation table (“Named Executive Officers”);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

As of February 26, 2026, the Company had 22,901,692 shares of common stock outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Pharma-Bio Serv, Inc., PO Box 1049, Dorado, Puerto Rico, 00646.

Name	Shares of Common Stock Beneficially Owned at February 26, 2026	Percentage
Directors and Executive Officers
Dov Perlysky(1)	2,061,548	9.0%
Kirk Michel(2)	454,308	2.0%
Howard Spindel(3)	112,504	* %
Irving Wiesen(4)	124,250	* %
Victor Sanchez(5)	28,057	* %
Pedro Lasanta(6)	142,533	* %

All Directors and Executive Officers as a group
(six persons)(7)	2,923,200	12.6%

5% or Greater Stockholders
Elizabeth Plaza(8)	3,852,921	16.8%
Venturetek, L.P.(9)	3,132,932	13.7%
Ramon Luis Dominguez Thomas(10)	2,060,060	9.0%
Addison McKinley Levi III(11)	2,050,059	8.9%
Adam Hirsh(12)	1,172,179	5.1%

___________________

*	Less than 1%.
(1)

The shares of common stock beneficially owned by Mr. Perlysky include (i) 54,203 shares directly owned, (ii) 1,164,554 shares of common stock owned by Krovim, LLC, (iii) 772,791 shares owned by LDP Family Partnership and (iv) 70,000 shares of common stock issuable upon exercise of options.

(2)

The shares of common stock beneficially owned by Mr. Michel consist of (i) 43,602 shares directly owned, (ii) 70,000 shares of common stock issuable upon exercise of options, and (iii) 340,706 shares of common stock owned by KEMA Advisors, of which Mr. Michel is managing director.

(3)

The shares of common stock owned by Mr. Spindel represent (i) 42,504 shares held in a trust established by Mr. Spindel's deceased spouse for the benefit of Mr. Spindel, which Mr. Spindel intends to distribute such shares to his adult children, and (ii) 70,000 shares issuable upon exercise of options.

(4)	The shares of common stock owned by Mr. Wiesen represent 54,250 shares directly owned and 70,000 shares issuable upon exercise of options.
(5)	The shares of common stock owned by Mr. Sanchez represent 11,382 shares directly owned and 16,675 shares issuable upon exercise of options.
(6)	The shares of common stock owned by Mr. Lasanta represent 119,188 shares directly owned and 23,345 shares issuable upon exercise of options.
(7)	Includes 320,020 shares issuable upon the exercise of options.
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

(12)	This information was obtained from a Schedule 13G filed by Adam Hirsh on October 15, 2019. The postal address stated on Mr. Hirsh’s Schedule 13G is 1021 Saturn Court Incline Village, Nevada 89451.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of October 31, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan(1)	453,350	$0.9108	1,050,000
Equity compensation plans not approved by security holders	--	$--	--
Total	453,350		1,050,000

_______________________

(1)	The 2014 Long-Term Incentive Plan was approved by stockholders in April 2014, and amended on May 2, 2024 by the stockholders to extend the term for an additional ten years ending March 31, 2034.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company previously performed its administrative operations in office facilities located in Dorado, Puerto Rico (the “Office Facilities”). The Office Facilities were leased from an affiliate of our past Chairman of the Board and greater than 5% stockholder, as set forth in footnote (8) of  the beneficial ownership table above. The lease agreement was for an initial five-year term commencing January 1, 2016, with a renewal option for five additional years which was exercised and became effective January 1, 2021.  The lease expired on December 31, 2025. The lease agreement, as amended, had monthly rental payments of $14,561 through the end of the renewal option term. The lease agreement also required the payment of utilities, property taxes, insurance and expenses incurred by the affiliate in connection with the maintenance of common areas.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We were billed by Crowe PR PSC (formerly known as Horwath Velez & Co. PSC) (“Crowe”) in 2025 and 2024 as follows:

Description of services:	Fiscal 2025	Fiscal 2024
Audit fees	$71,490	$71,490
Audit-related fees	$34,500	$38,350
Tax fees	--	--
All other services	$7,750	$7,750
Total Fees	$113,740	$117,590

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Crowe and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Crowe during Fiscal 2025 and 2024.

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

1.

All Financial Statements: Consolidated Financial Statement are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2026 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2026.

2.	Financial Statement Schedules: None.

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as indicated in the description of each.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-50956	99.1	5/1/2006

3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	000-50956	3.1	4/12/2013

3.3	Amended and Restated Bylaws of Pharma-Bio Serv Inc.	8-K	000-50956	3.1	2/9/2023

4.1	Description of the Registrant’s securities	10-K	000-50956	4.1	1/29/2020

10.1	Employment Agreement, effective January 1, 2015, between Pharma-Bio Serv, Inc. and Victor Sanchez	8-K	000-50956	10.2	1/5/2015

10.2	Employment Agreement dated November 5, 2007 between the Pharma-Bio Serv, Inc. and Pedro Lasanta	10-K	000-50956	10.8	1/29/2009

10.3	Amendment to Employment Agreement dated December 17, 2008 between the Registrant and Pedro Lasanta	8-K	000-50956	99.1	12/23/2008

10.4	Amendment to Employment Agreement, dated March 11, 2009, by and between the Company and Pedro Lasanta	8-K	000-50956	10.3	3/17/2009

10.5	Employment Agreement Amendment, effective as of January 1, 2010, by and between the Company and Pedro Lasanta	8-K	000-50956	10.2	1/07/2010

10.6	Employment Agreement Amendment, dated January 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	2/2/2012

10.7	Employment Agreement Amendment, dated December 31, 2012, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	1/7/2013

10.8	Employment Agreement Amendment between Pharma-Bio Serv, Inc. and Pedro J. Lasanta, effective January 1, 2014.	8-K	000-50956	10.2	2/21/2014

10.9	Employment Agreement Amendment, dated October 7, 2019, by and between the Company and Pedro J. Lasanta	8-K	000-50956	10.1	10/11/2019

10.10	2005 Long-Term Incentive Plan, as amended	DEF 14A	000-50956	Appendix C	3/26/2007

10.11	Amendment to 2005 Long-Term Incentive Plan	10-Q	000-50956	10.4	3/17/2014

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.12	Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2014

10.13	Amendment to Pharma-Bio Serv, Inc. 2014 Long-Term Incentive Plan	8-K	000-50956	10.1	5/2/2024

14.1	Amended and Restated Code of business conduct and ethics for senior management	10-K/A	000-50956	14.1	2/28/2025

21.1	List of Subsidiaries	10-K	000-50956	21.1	1/29/2026

23.1	Consent of Crowe PR PSC (formerly known as Horwath Vélez & Co, PSC)	10-K	000-50956	23.1	1/29/2026

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	10-K	000-50956	101.INS	1/29/2026

101.SCH	XBRL Taxonomy Extension Schema	10-K	000-50956	101.SCH	1/29/2026

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-50956	101.CAL	1/29/2026

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-50956	101.DEF	1/29/2026

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-50956	101.LAB	1/29/2026

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-50956	101.PRE	1/29/2026

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

____________________

* Filed herewith

** Furnished herewith

Exhibits 10.1 through 10.13 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA-BIO SERV, INC.

Dated: February 27, 2026	By:	/s/ Pedro J. Lasanta
Name: Pedro J. Lasanta
Chief Financial Officer, Vice President -Finance and Administration and Secretary (Principal Financial and Accounting Officer)

