Form 10-Q
period 2026-01-31
Pharma-Bio Serv, Inc.
filed 2026-03-17
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

Pharma-Bio Serv, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv Building, PO Box 1049 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of March 13, 2026 was 22,901,692.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	January 31, 2026*	October 31, 2025**
Current assets
Cash and cash equivalents	$5,763,618	$3,379,212
Marketable securities	4,796,568	7,475,377
Accounts receivable	2,654,675	2,360,682
Prepaids and other assets	109,108	171,574
Total current assets	13,323,969	13,386,845

Property and equipment	103,674	116,059
Operating lease right-of-use	-	29,388
Other assets	120,783	120,754
Total assets	$13,548,426	$13,653,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current operating lease liabilities	$-	$28,834
Accounts payable and accrued expenses	869,964	991,169
Dividend payable to shareholders	1,717,627	-
Current portion of US Tax Reform Transition Tax and income taxes payable	722,104	718,796
Total current liabilities	3,309,695	1,738,799
Total liabilities	3,309,695	1,738,799

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,519,672 shares issued, and 22,902,892 and 22,905,992 shares outstanding on January 31, 2026 and October 31, 2025, respectively	2,352	2,352
Additional paid-in capital	1,688,166	1,679,547
Retained earnings	8,848,822	10,533,589
Accumulated other comprehensive income	280,358	278,045
	10,819,698	12,493,533
Treasury stock, at cost; 616,780 and 613,680 common shares held on January 31, 2026 and October 31, 2025, respectively	(580,967)	(579,286)
Total stockholders' equity	10,238,731	11,914,247
Total liabilities and stockholders' equity	$13,548,426	$13,653,046

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2026	2025
REVENUES	$2,294,966	$2,471,333

COST OF SERVICES	1,572,592	1,703,224

GROSS PROFIT	722,374	768,109

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	816,909	860,300

LOSS FROM OPERATIONS	(94,535)	(92,191)

OTHER INCOME, NET	131,025	101,842

INCOME BEFORE INCOME TAX	36,490	9,651

INCOME TAX EXPENSE	3,630	1,115

NET INCOME	$32,860	$8,536

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.001	$0.000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,905,743	22,958,143

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,912,954	22,960,752

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended January 31,
	2026	2025
NET INCOME	$32,860	$8,536

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation:
Net unrealized gain (loss)	36,241	(47,363)
Intercompany balances foreign exchange settlement, included in net income	(33,928)	28,866

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,313	(18,497)

COMPREHENSIVE INCOME (LOSS)	$35,173	$(9,961)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated Other
					Additional		Comprehensive
FISCAL YEAR 2026	Common Stock		Preferred Stock		Paid-in	Retained	Income	Treasury
(THREE MONTHS ENDED JANUARY 31, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2025	23,519,672	$2,352	-	$-	$1,679,547	$10,533,589	$278,045	$(579,286)	$11,914,247

STOCK-BASED COMPENSATION	-	-	-	-	8,619	-	-	-	8,619

PURCHASE OF TREASURY STOCK (3,100 SHARES)	-	-	-	-	-	-	-	(1,681)	(1,681)

NET INCOME	-	-	-	-	-	32,860	-	-	32,860

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	2,313	-	2,313

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,717,627)	-	-	(1,717,627)

BALANCE AT JANUARY 31, 2026	23,519,672	$2,352	-	$-	$1,688,166	$8,848,822	$280,358	$(580,967)	$10,238,731

							Accumulated Other
					Additional		Comprehensive
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Income	Treasury
(THREE MONTHS ENDED JANUARY 31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	10,681	-	-	-	10,681

NET INCOME	-	-	-	-	-	8,536	-	-	8,536

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(18,497)	-	(18,497)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT JANUARY 31, 2025	23,519,672	$2,352	-	$-	$1,655,149	$10,642,588	$243,883	$(547,843)	$11,996,129

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,860	$8,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposition of vehicle	(7,000)	-
Stock-based compensation	8,619	10,681
Depreciation and amortization	14,796	9,439
Amortization of operating lease right-of-use	29,388	41,386
Reinvested interests	(83,346)	(137,759)
Increase in accounts receivable	(277,116)	(186,365)
Decrease in other assets	39,716	37,737
Decrease in liabilities	(148,056)	(213,141)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(390,139)	(429,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,411)	-
Proceeds from sale of vehicle	7,000	-
Marketable securities investments, net	2,762,155	988,338
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,766,744	988,338

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,681)	-
CASH USED IN FINANCING ACTIVITIES	(1,681)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,482	(19,085)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,384,406	539,767
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,379,212	6,767,356
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,763,618	$7,307,123

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$14,538	$-
Cash dividend declared but not paid	$1,717,627	$1,719,918
Decommissioned fully depreciated and/or amortized old property and equipment written off during the three months ended January 31, 2026	$69,043	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

January 31, 2026

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2026 are not necessarily indicative of expected results for the full 2026 fiscal year.

The accompanying financial data as of January 31, 2026, and for the three-month period ended January 31, 2026 and 2025 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2025.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of January 31, 2026 and October 31, 2025, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three months ended on January 31, 2026 and 2025. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of January 31, 2026, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases

The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term, based on a discount rate of 8%. On December 31, 2025 the Company terminated the only contractual long-term lease it had.

Property and Equipment

Owned property and equipment are stated at cost. Depreciation and amortization of owned assets is provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line basis. Expenditures for repairs and maintenance are expensed when incurred. As of January 31, 2026 and October 31, 2025, the accumulated depreciation and amortization amounted to $149,088 and $199,929, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of January 31, 2026 and October 31, 2025.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2025 condensed consolidated financial statements to conform them to the January 31, 2026 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S. GAAP. New standards are communicated through an Accounting Standards Update (ASU). The Company considers the applicability and impact of all ASUs. However, the Company has evaluated the possible impact of standards still not implemented and does not foresee that the implementation of those standards in the future may have any significant effect on the condensed consolidated financial statements.

NOTE B – MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury securities with maturities over three months, which are held until maturity and accordingly, are measured at cost plus accreted interest income.

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), was enacted. TCJA imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability must be paid over a period of eight years, which started with the Company’s second quarter of fiscal year 2019 and ends in the second quarter of fiscal year 2026. Previously, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the TCJA established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

On July 4, 2025, Public Law 119-21, One, Big, Beautiful, Bill Act (“OBBBA”) was enacted and changed the GILTI provisions that were part of the TCJA for taxing foreign subsidiaries earnings. OBBBA renames the GILTI provision to “net CFC tested income” and increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. Also, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. The Company will be subject to the above named OBBBA provisions effective with our fiscal year ended October 31, 2027. We are currently assessing its impact on our consolidated financial statements.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2021 (2020 for Puerto Rico) through 2025 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not subject to a federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended January 31,
	2026	2025
Net income available to common equity holders - used to compute basic and diluted earnings per share	$32,860	$8,536

Weighted average number of common shares - used to compute basic earnings per share	22,905,743	22,958,143
Effect of options to purchase common stock	7,211	2,609
Weighted average number of shares - used to compute diluted earnings per share	22,912,954	22,960,752

Options for the purchase of 373,350 shares of common stock for the three-month periods ended on January 31, 2026 and 2025 were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of January 31, 2026 and October 31, 2025, a total of 553,808 and 550,708 shares of the Company’s common stock has been purchased under the Repurchase Program for an aggregate amount of $517,996 and $516,314, respectively.

On January 28, 2026, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on February 27, 2026. Accordingly, an aggregate estimated dividend payment of $1,717,627 will be paid on or about March 20, 2026.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month periods ended January 31, 2026 and 2025. During the three months ended January 31, 2026, revenues from these customers were 16.1%, 15.5%, 13.5% and 0.0%, or a total of 45.1%, as compared to the percentages for the same period last year of 0.0%, 11.8%, 15.7% and 22.2%, or a total of 49.7%, respectively. For the three months ended January 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 15.5%, 13.5% and 16.1%, as compared to 11.8%, 15.7% and 22.2%, respectively. On January 31, 2026, amounts due from these customers represented 40.7% of the Company’s total accounts receivable balance.

The information related to major customers in the above paragraph is based on revenues earned from said customers at the segment level because in management’s opinion contracts by segments are independent of each other, and therefore such information is more meaningful to the reader. However, at the global level four customers accounted for 10% or more of the Company’s revenues in either of the three-month periods ended January 31, 2026 and 2025. During the three months ended January 31, 2026, aggregate revenues from these global groups of affiliated companies were 16.1%, 15.5%, 15.0% and 0.0%, or a total of 46.6%, as compared to the same period last year for 0.0%, 11.8%, 17.4% and 22.2%, or a total of 51.4%, respectively. For the three months ended January 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 17.0%, 13.5% and 16.1%, as compared to 13.5%, 15.7% and 22.2%, respectively. On January 31, 2026, amounts due from these global groups of affiliated companies represented 43.0% of total accounts receivable balance.

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

The following table presents information about the reported revenue from services and income (loss) from operations of the Company for the three-month periods ended January 31, 2026 and 2025. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended January 31,
	2026		2025
REVENUES:
Puerto Rico consulting	$1,164,183		$1,103,269
United States consulting	546,888		646,133
Europe consulting	583,895		721,258
Other	-		673
Total consolidated revenue	$2,294,966		$2,471,333

GROSS PROFIT¹:
Puerto Rico consulting	$250,871	21.5%	$197,554	17.9%
United States consulting	205,663	37.6%	222,325	34.4%
Europe consulting	265,840	45.5%	347,557	48.2%
Other	-	-%	673	100.0%
Total consolidated gross profit	$722,374	31.5%	$768,109	31.1%

INCOME (LOSS) FROM OPERATIONS[2]:
Puerto Rico consulting	$(23,129)		$(44,769)
United States consulting	(59,868)		(100,062)
Europe consulting	10,881		66,381
Other	(22,419)		(13,741)
Total consolidated loss from operations	(94,535)		(92,191)
OTHER INCOME, NET	131,025		101,842
Total consolidated income before income tax	$36,490		$9,651

[1] Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).
[2] Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses.

Long lived assets (property and equipment) as of January 31, 2026 and October 31, 2025, and related depreciation and amortization expense for the three months ended January 31, 2026 and 2025, were concentrated in the corporate offices in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to the corporate offices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2025. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025 and this Quarterly Report on Form 10-Q.

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

The following table sets forth information as to our revenue for the three-month periods ended January 31, 2026 and 2025, by geographic regions (dollars in thousands).

	Three months ended January 31,
Revenues by Region:	2026		2025
Puerto Rico	$1,164	50.7%	$1,103	44.6%
United States	547	23.8%	646	26.2%
Europe	584	25.5%	721	29.2%
Other	-	0.0%	1	0.0%
	$2,295	100.0%	$2,471	100.0%

For the three-month period ended January 31, 2026, the Company’s total revenues were approximately $2.3 million, a net decrease of approximately $0.2 million when compared to the same period last year.The European and US consulting markets had a decline in projects revenue of approximately $0.1 million each, while the Puerto Rico market had a negligible increase. As depicted below, when compared to the same period last year, overall gross profit had a 0.4 percentage point increase.

Results of Operations

The following table sets forth our statements of operations for the three-month periods ended January 31, 2026 and 2025 (dollars in thousands, and as a percentage of revenues):

	Three months ended January 31,
	2026		2025
Revenues	$2,295	100.0%	$2,471	100.0%
Cost of services	1,573	68.5%	1,703	68.9%
Gross profit	722	31.5%	768	31.1%
Selling, general and administrative expenses	816	35.6%	860	34.8%
Other income, net	131	5.7%	102	4.1%
Income before income taxes	37	1.6%	10	0.4%
Income tax expense	4	0.2%	1	0.0%
Net income	33	1.4%	9	0.4%

Revenues. For the three-month period ended January 31, 2026, the Company’s total revenues were approximately $2.3 million, a net decrease of approximately $0.2 million when compared to the same period last year. The European and US consulting markets had a decline in projects revenue of approximately $0.1 million each, while the Puerto Rico market had a negligible increase.

Cost of Services; Gross Profit. For the three-month period ended January 31, 2026, cost of services was approximately $1.6 million, a decrease of approximately $0.1 million, when compared to the same period last year. Overall gross profit had a 0.4 percentage points increase.

Selling, General and Administrative Expenses. For the three-month period ending January 31, 2026, selling, general and administrative expenses were approximately $0.8 million, sustaining a minor decrease when compared to the same period last year.

Other Income, Net. Other income, net for the three months ended January 31, 2026 was approximately $0.1 million. Other income, net, mainly represents (i) interest income, (ii) gain on the settlement of foreign exchange rates on intercompany balances, and (iii) gain on the disposition of a vehicle, in the amounts of $90,000, $34,000 and $7,000, respectively.

Net Income. For the three months ended January 31, 2026 and 2025, net income and net earnings per common share (both basic and diluted) were approximately breakeven.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of January 31, 2026, the Company had approximately $10 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Repurchase Program. The Repurchase Program does not have an expiration date. During the three-month period ended January 31, 2026, the Company repurchased 3,100 of its shares of common stock. As of January 31, 2026, the Company has 1,446,192 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the three months ended January 31, 2026.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended January 31, 2026 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025 and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025 and this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2025 through November 30, 2025	-	$-	-	1,449,292
December 1, 2025 through December 31, 2025	-	$-	-	1,449,292
January 1, 2026 through January 31, 2026	3,100	$0.54	3,100	1,446,192
Total	3,100	$0.54	3,100

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

Dated: March 17, 2026

