Form 10-Q
period 2026-04-30
Pharma-Bio Serv, Inc.
filed 2026-06-15
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv PO Box 1049 Dorado, Puerto Rico	00646
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2026 was 22,901,692.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2026

Page
PART I FINANCIAL INFORMATION

Item 1 – Financial Statements	3

Condensed Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025 (unaudited)	3

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended April 30, 2026 and 2025 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended April 30, 2026 and 2025 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended April 30, 2026 and 2025 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended April 30, 2026 and 2025 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4 – Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1A – Risk Factors	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 – Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	April 30, 2026*	October 31, 2025**
Current assets
Cash and cash equivalents	$1,791,474	$3,379,212
Marketable securities	6,680,834	7,475,377
Accounts receivable	2,723,404	2,360,682
Prepaids and other assets	90,560	171,574
Total current assets	11,286,272	13,386,845

Property and equipment, net	92,355	116,059
Operating lease right-of-use	-	29,388
Other assets	120,771	120,754
Total assets	$11,499,398	$13,653,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$-	$28,834
Accounts payable and accrued expenses	978,541	991,169
Current portion of US Tax Reform Transition Tax and income taxes payable	66,628	718,796
Total current liabilities	1,045,169	1,738,799
Total liabilities	1,045,169	1,738,799

Stockholders' equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,519,672 shares issued, and 22,901,692 and 22,905,992 shares outstanding at April 30, 2026 and October 31, 2025, respectively	2,352	2,352
Additional paid-in capital	1,696,785	1,679,547
Retained earnings	9,081,808	10,533,589
Accumulated other comprehensive income	254,960	278,045
	11,035,905	12,493,533
Treasury stock, at cost; 617,980 and 613,680 common shares held at April 30, 2026 and October 31, 2025, respectively	(581,676)	(579,286)
Total stockholders' equity	10,454,229	11,914,247
Total liabilities and stockholders' equity	$11,499,398	$13,653,046

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
REVENUES	$2,702,943	$2,417,044	$4,997,909	$4,888,377

COST OF SERVICES	1,800,902	1,598,318	3,373,494	3,301,542

GROSS PROFIT	902,041	818,726	1,624,415	1,586,835

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	757,365	917,048	1,574,274	1,777,348

INCOME (LOSS) FROM OPERATIONS	144,676	(98,322)	50,141	(190,513)

OTHER INCOME, NET	94,677	199,186	225,702	301,028

INCOME BEFORE INCOME TAX	239,353	100,864	275,843	110,515

INCOME TAX EXPENSE	6,367	5,511	9,997	6,626

NET INCOME	$232,986	$95,353	$265,846	$103,889

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.010	$0.004	$0.012	$0.005

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,901,719	22,934,385	22,903,891	22,946,461

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,911,822	22,944,408	22,911,811	22,952,887

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
NET INCOME	$232,986	$95,353	$265,846	$103,889

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	(2,852)	142,480	33,389	95,117
Intercompany balances foreign exchange settlement, included in net income	(22,546)	(103,417)	(56,474)	(74,551)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(25,398)	39,063	(23,085)	20,566

COMPREHENSIVE INCOME	$207,588	$134,416	$242,761	$124,455

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2026	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT JANUARY 31, 2026	23,519,672	$2,352	-	$-	$1,688,166	$8,848,822	$280,358	$(580,967)	$10,238,731

STOCK-BASED COMPENSATION	-	-	-	-	8,619	-	-	-	8,619

PURCHASE OF TREASURY STOCK (1,200 SHARES)	-	-	-	-	-	-	-	(709)	(709)

NET INCOME	-	-	-	-	-	232,986	-	-	232,986

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(25,398)	-	(25,398)

BALANCE AT APRIL 30, 2026	23,519,672	$2,352	-	$-	$1,696,785	$9,081,808	$254,960	$(581,676)	$10,454,229

							Accumulated
					Additional		Other
FISCAL YEAR 2026	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2025	23,519,672	$2,352	-	$-	$1,679,547	$10,533,589	$278,045	$(579,286)	$11,914,247

STOCK-BASED COMPENSATION	-	-	-	-	17,238	-	-	-	17,238

PURCHASE OF TREASURY STOCK (4,300 SHARES)	-	-	-	-	-	-	-	(2,390)	(2,390)

NET INCOME	-	-	-	-	-	265,846	-	-	265,846

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(23,085)	-	(23,085)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,717,627)	-	-	(1,717,627)

BALANCE AT APRIL 30, 2026	23,519,672	$2,352	-	$-	$1,696,785	$9,081,808	$254,960	$(581,676)	$10,454,229

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED APRIL 30, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT JANUARY 31, 2025	23,519,672	$2,352	-	$-	$1,655,149	$10,642,588	$243,883	$(547,843)	$11,996,129

STOCK-BASED COMPENSATION	-	-	-	-	10,000	-	-	-	10,000

PURCHASE OF TREASURY STOCK (29,501 SHARES)	-	-	-	-	-	-	-	(17,237)	(17,237)

NET INCOME	-	-	-	-	-	95,353	-	-	95,353

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	39,063	-	39,063

BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

							Accumulated
					Additional		Other
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(SIX MONTHS ENDED APRIL 30, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	20,681	-	-	-	20,681

PURCHASE OF TREASURY STOCK (29,501 SHARES)	-	-	-	-	-	-	-	(17,237)	(17,237)

NET INCOME	-	-	-	-	-	103,889	-	-	103,889

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	20,566	-	20,566

CASH DIVIDENDS ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,986	$95,353	$265,846	$103,889
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Gain on disposition of vehicle	-	-	(7,000)	-
Stock-based compensation	8,619	10,000	17,238	20,681
Depreciation and amortization	13,640	18,866	28,436	28,305
Amortization of operating lease right-of-use	-	41,952	29,388	83,338
Reinvested interests	544	36,922	(82,802)	(100,837)
Decrease (increase) in accounts receivable	(77,977)	62,471	(355,093)	(123,894)
Increase in other assets	3,392	30,677	43,108	68,414
Decrease in liabilities	(546,515)	(597,831)	(694,571)	(810,972)
NET CASH USED IN OPERATING ACTIVITIES	(365,311)	(301,590)	(755,450)	(731,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,321)	(4,258)	(4,732)	(4,258)
Proceeds from sale of vehicle	-	-	7,000	-
Marketable securities settlement (investment), net	(1,884,810)	(3,222,586)	877,345	(2,234,248)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,887,131)	(3,226,844)	879,613	(2,238,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(709)	(17,237)	(2,390)	(17,237)
Cash dividends paid to shareholders	(1,717,627)	(1,719,918)	(1,717,627)	(1,719,918)
NET CASH USED IN FINANCING ACTIVITIES	(1,718,336)	(1,737,155)	(1,720,017)	(1,737,155)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,366)	51,541	8,116	32,456
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,972,144)	(5,214,048)	(1,587,738)	(4,674,281)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,763,618	7,307,123	3,379,212	6,767,356
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,791,474	$2,093,075	$1,791,474	$2,093,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$661,728	$528,746	$661,728	$528,746
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax returned	$-	$-	$14,538	$-
Decommissioned fully depreciated and/or amortized old property and equipment written off during the three months ended January 31, 2026	$-	$-	$69,043	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

April 30, 2026

(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pharma-Bio Serv, Inc. (“Pharma-Bio”) is a Delaware corporation organized on January 14, 2004. Pharma-Bio is the parent company of Pharma-Bio Serv PR, Inc. (“Pharma-PR”), Pharma Serv, Inc. (“Pharma-Serv”), and Scienza Labs, Inc. (currently inactive) (“Scienza Labs”), each a Puerto Rico corporation, Pharma-Bio Serv US, Inc. (“Pharma-US”), a Delaware corporation, Pharma-Bio Serv SL (“Pharma-Spain”), a Spanish limited liability company, and Pharma-Bio Serv Brasil Servicos de Consultoria Ltda. (currently insignificant) (“Pharma-Brazil”), a Brazilian limited liability company. Pharma-Bio, Pharma-PR, Pharma-Serv, Scienza Labs, Pharma-US, Pharma-Spain and Pharma-Brazil are collectively referred to as the “Company.” The Company operates in Puerto Rico, the United States, Europe and Brazil under the name of Pharma-Bio Serv and is engaged in providing technical compliance consulting services.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2026 are not necessarily indicative of expected results for the full 2026 fiscal year.

The accompanying financial data as of April 30, 2026, and for the three-month and six-month periods ended April 30, 2026 and 2025 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2025.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of April 30, 2026 and October 31, 2025, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three and six months ended on April 30, 2026 and 2025. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of April 30, 2026, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

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

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets is provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line basis method. Expenditures for repairs and maintenance are expensed when incurred. As of April 30, 2026 and October 31, 2025, the accumulated depreciation amounted to $162,728 and $199,929, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of April 30, 2026 and October 31, 2025.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock options and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2025 condensed consolidated financial statements to conform them to the April 30, 2026 condensed consolidated financial statements presentation. Such reclassifications do not affect net income as previously reported.

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

NOTE C - INCOME TAXES

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), was enacted. TCJA imposed a mandatory one-time transition tax (the “Transition Tax”) over foreign subsidiaries undistributed earnings and profits (“E&Ps”) earned prior to a date set by the statute. Based on the Company’s E&Ps, the Transition Tax was determined to be approximately $2.7 million. The Transition Tax liability was paid over a period of eight years, which started with the Company’s second quarter of fiscal year 2019 and ended in the second quarter of fiscal year 2026. Previously, most of these E&Ps’ were not repatriated since such E&Ps’ were considered to be reinvested indefinitely in the foreign location, therefore no US tax liability was incurred unless the E&Ps were repatriated as a dividend. After December 31, 2017, the TCJA established a 100% tax exemption on the foreign-source portion of dividends received attributable to E&Ps, with certain limitations.

On July 4, 2025, Public Law 119-21, One, Big, Beautiful, Bill Act (“OBBBA”) was enacted and changed the GILTI provisions that were part of the TCJA for taxing foreign subsidiaries earnings. OBBBA renames the GILTI provision to “net Controlled Foreign Corporation ( “CFC” ) tested income” and increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. Also, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. The Company will be subject to the above named OBBBA provisions effective for our fiscal year ended October 31, 2027. We are currently assessing its impact on our consolidated financial statements.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations conducted in the United States by the Company’s subsidiaries, are taxed in the United States at a maximum regular federal income tax rate of 21%. The Spanish subsidiary operations in Spain are taxed at a regular income tax rate of 25%.

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

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2021 (2020 for Puerto Under Rico) through 2025 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not under a federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Net income available to common equity holders - used to compute basic and diluted earnings per share	$232,986	$95,353	$265,846	$103,889

Weighted average number of common shares - used to compute basic earnings per share	22,901,719	22,934,385	22,903,891	22,946,461
Effect of options to purchase common stock	10,103	10,023	7,920	6,426
Weighted average number of shares - used to compute diluted earnings per share	22,911,822	22,944,408	22,911,811	22,952,887

For the three-month and six-month periods ended April 30, 2026 and April 30, 2025, options for the purchase of 293,350 and 373,350 shares of common stock, respectively, were not considered in computing diluted earnings per share because their effects were antidilutive.

NOTE G – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of April 30, 2026 and October 31, 2025, a total of 555,008 and 550,708 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $518,704 and $516,314, respectively. As of April 30, 2026, the Company has 1,444,992 shares of common stock available for future repurchases under the Repurchase Program.

On January 28, 2026, the Board of Directors of the Company declared a cash dividend of $0.075 per common share for shareholders of record as of the close of business on February 27, 2026. Accordingly, an aggregate dividend payment of $1,717,627 was paid on March 20, 2026.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and six-month periods ended April 30, 2026 and 2025. During the three months ended April 30, 2026, revenues from these customers were 19.8%, 16.5%, 12.4% and 5.9%, or a total of 54.6%, as compared to the same period last year of 16.9%, 10.9%, 17.4% and 14.1%, or a total of 59.3%, respectively. During the six months ended April 30, 2026, revenues from these customers were 18.5%, 16.1%, 12.9% and 7.4%, or a total of 54.9%, as compared to the same period last year of 19.4%, 11.3%, 16.6% and 11.3%, or a total of 58.6%, respectively. For the three months ended April 30, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 22.4%, 12.4% and 19.8%, as compared to 25.0%, 17.4% and 16.9%, respectively. For the six months ended April 30, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 23.5%, 12.9% and 18.5%, as compared to 22.6%, 16.6% and 19.4%, respectively. On April 30, 2026, amounts due from these customers represented 47.1% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level.

At the global level, four global groups of affiliated companies accounted for 10% or more of the Company’s revenues in either of the three-month and six-month periods ended April 30, 2026 and 2025. During the three months ended April 30, 2026, aggregate revenues from these global groups of affiliated companies were 19.8%, 16.5%, 14.2% and 5.9%, or a total of 56.4%, as compared to the same period last year for 16.9%, 10.9%, 17.9% and 14.1%, or a total of 59.8%, respectively. During the six months ended April 30, 2026, aggregate revenues from these global group of affiliated companies were 18.5%, 16.1%, 14.6% and 7.4%, or a total of 56.6%, as compared to the same period last year for 19.4%, 11.3%, 17.7% and 11.3%, or a total of 59.7%, respectively. For the three months ended April 30, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 24.2%, 12.4% and 19.8%, as compared to 25.5%, 17.4% and 16.9%, respectively. For the six months ended April 30, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 25.2%, 12.9% and 18.5%, as compared to 23.7%, 16.6% and 19.4%, respectively. At April 30, 2026, amounts due from these global groups of affiliated companies represented 50.3% of total accounts receivable balance.

NOTE F - SEGMENT DISCLOSURES

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s Chief Executive Officer, which is our chief operating decision maker (the “CODM”) to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company has three reportable segments: (i) Puerto Rico consulting, (ii) United States consulting, and (iii) Europe consulting. The reportable segments provide services primarily to the pharmaceutical, chemical, medical device and biotechnology industries in their respective markets. The services vary between customers and projects based on the nature of the project and the technical skills necessary to accomplish the project tasks. Therefore, the allocation of consultancy resources is mostly based on the segment’s ability to provide the best consultant in the most profitable and cost-effective manner. Accordingly, the CODM evaluates segment performance based on the segment’s (i) revenue volume, (ii) gross profit ratio to revenue, and (iii) income (loss) from operations.

The following table presents information about the reported segments revenue from services, gross profit ratio to revenue and income (loss) from operations of the Company for the three-month and six-month periods ended April 30, 2026 and 2025. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended April 30,				Six months ended April 30,
	2026		2025		2026		2025
REVENUES:
Puerto Rico consulting	$1,450,970		$1,170,245		$2,615,153		$2,273,514
United States consulting	619,780		714,104		1,166,668		1,360,237
Europe consulting	625,633		532,695		1,209,528		1,253,953
Other	6,560		-		6,560		673
Total consolidated revenue	$2,702,943		$2,417,044		$4,997,909		$4,888,377

GROSS PROFIT¹:
Puerto Rico consulting	$439,604	30.3%	$347,521	29.7%	$690,475	26.4%	$545,075	24.0%
United States consulting	153,801	24.8%	216,375	30.3%	359,464	30.8%	438,700	32.3%
Europe consulting	308,555	49.3%	254,830	47.8%	574,395	47.5%	602,387	48.0%
Other	81	1.2%	-	-%	81	1.2%	673	100.0%
Total consolidated gross profit	$902,041	33.4%	$818,726	33.9%	$1,624,415	32.5%	$1,586,835	32.5%

INCOME (LOSS) FROM OPERATIONS²:
Puerto Rico consulting	$160,524		$43,937		$137,395		$(832)
United States consulting	(51,840)		(128,028)		(111,708)		(228,090)
Europe consulting	69,752		10,837		80,633		77,218
Other	(33,760)		(25,068)		(56,179)		(38,809)
Total consolidated income (loss) from operations	144,676		(98,322)		50,141		(190,513)
OTHER INCOME, NET	94,677		199,186		225,702		301,028
Total consolidated income before income tax	$239,353		$100,864		$275,843		$110,515

[1] Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).
[2] Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses.

Long lived assets (property and equipment) as of April 30, 2026 and October 31, 2025, and related depreciation and amortization expense for the three and six months ended April 30, 2026 and 2025, were concentrated in corporate expenses in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to corporate expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2025. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, and this Quarterly Report on Form 10-Q.

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

The Company’s headquarters office facilities lease expired on December 31, 2025. Prior to the lease’s expiration, the Company vetted various technologies which resulted in the Company moving its headquarters administrative operations to a virtual landscape. The move enables us to maintain the same level of service in a more competitive manner.

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

The following table sets forth information as to our revenue for the three-month and six-month periods ended April 30, 2026 and 2025, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended April 30,				Six months ended April 30,
Revenues by Region:	2026		2025		2026		2025
Puerto Rico	$1,451	53.7%	$1,170	48.4%	$2,615	52.3%	$2,273	46.5%
United States	620	22.9%	714	29.5%	1,167	23.4%	1,360	27.8%
Europe	626	23.2%	533	22.1%	1,210	24.2%	1,254	25.7%
Other	6	0.2%	-	0.0%	6	0.1%	1	0.0%
	$2,703	100.0%	$2,417	100.0%	$4,998	100.0%	$4,888	100.0%

For the six-month period ended April 30, 2026, the Company’s total revenues were approximately $5.0 million, a net increase of approximately $0.1 million when compared to the same period last year. The Puerto Rico market sustained an increase in project revenue of approximately $0.3 million, which was partially offset by a decline in project revenue in the US consulting market of approximately $0.2 million, while other markets had an insignificant variance. As depicted below, the gross profit ratio to revenue sustained no change for the six-month period ended April 30, 2026 when compared to the same period last year.

Results of Operations

The following table sets forth our statements of operations for the three-month and six-month periods ended April 30, 2026 and 2025 (dollars in thousands, and as a percentage of revenues):

	Three months ended April 30,				Six months ended April 30,
	2026		2025		2026		2025
Revenues	$2,703	100.0%	$2,417	100.0%	$4,998	100.0%	$4,888	100.0%
Cost of services	1,801	66.6%	1,598	66.1%	3,374	67.5%	3,301	67.5%
Gross profit	902	33.4%	819	33.9%	1,624	32.5%	1,587	32.5%
Selling, general and administrative expenses	757	28.0%	917	37.9%	1,574	31.5%	1,777	36.4%
Other income, net	94	3.4%	199	8.2%	226	4.5%	301	6.1%
Income (loss) before income tax	239	8.8%	101	4.2%	276	5.5%	111	2.2%
Income tax expense	6	0.2%	6	0.3%	10	0.2%	7	0.1%
Net income (loss)	233	8.6%	95	3.9%	266	5.3%	104	2.1%

Revenues. Total revenues for the three and six months ended April 30, 2026 were $2.7 and $5.0 million, respectively, an increase of approximately $0.3 and $0.1 million when compared to the same periods last year, respectively. For the three months ended April 30, 2026, when compared to the same period last year, the Puerto Rico and the European markets revenue increased by $0.3 and $0.1 million, respectively, offset by the decline in project revenue in the United States consulting market of approximately $0.1 million, while the Brazilian revenue variance was insignificant. For the six months ended April 30, 2026, when compared to the same period last year, the Puerto Rico market sustained an increase in project revenue of approximately $0.3 million, which was partially offset by a decline in project revenue in the US consulting market of approximately $0.2 million, while other markets had an insignificant variance.

Cost of Services; Gross Profit. Cost of services for the three and six months ended April 30, 2026 were $1.8 and $3.4 million, respectively, while the gross profit for the three and six months ended April 30, 2026, had a slight decrease of 0.5 percentage points and sustained no change, when compared to the same periods last year, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended April 30, 2026 were approximately $0.8 and $1.6 million, respectively. When compared to last year’s three and six month periods ended April 30, 2025, this represents a decrease in expenses in both periods of approximately $0.2 million, which are mainly attributable to the reduction in occupancy expenses of approximately $0.1 million, plus other planned savings in general and administrative expenses.

Other Income, Net. Other income, net for the three and six months ended April 30, 2026 was approximately $0.1 and $0.2 million, respectively. These balances are mostly attributable to interest income, plus a negligible amount for the settlement of foreign exchange rates on intercompany balances.

Net Income. Net Income for the three and six months ended April 30, 2026 was approximately $0.2 and $0.3 million, respectively, an earnings increase of approximately $0.1 and $0.2 million when compared to the same periods last year, respectively.

For the three and six months ended April 30, 2026, net earnings per common share for both basic and diluted were $0.010 and $0.012, respectively, an increase of $0.006 and $0.007 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of April 30, 2026, the Company had approximately $10.2 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the six-month period ended April 30, 2026, the Company repurchased 4,300 shares of its common stock. As of April 30, 2026, the Company has 1,444,992 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the six months ended April 30, 2026.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended April 30, 2026 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, and this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a breach of contract and money collection complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”), before the Commonwealth of Puerto Rico Court of First Instance, San Juan Superior Section. On November 13, 2023, a judgment was entered by the Court ordering Romark to pay jointly to the Company’s subsidiaries $6,717,431.69, which includes the principal amount of $5,246,782, plus interest up to the date of the judgment. The Company’s subsidiaries are pursuing assets and monies from Romark to collect the judgment. To this date, however, we have been unable to identify assets of Romark against which to collect. Also, multiple other creditors of Romark have filed claims against it. Aside from legal fees and the costs of identifying assets, and costs of collection efforts, no further losses are expected. The Company’s subsidiaries are continuing investigating avenues for collection of this judgement. However, we cannot guarantee a successful outcome in collecting the funds owed to the Company’s subsidiaries.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) The following table provides information about purchases by the Company of its shares of common stock during the three-month period ended April 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2026 through February 28, 2026	1,200	$0.59	1,200	1,444,992
March 1, 2026 through March 31, 2026	-	$-	-	1,444,992
April 1, 2026 through April 30, 2026	-	$-	-	1,444,992
Total	1,200	$0.59	1,200

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

Dated: June 15, 2026

