Form 10-Q
period 2026-07-31
Pharma-Bio Serv, Inc.
filed 2026-09-14
CIK 1304161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-50956

PHARMA-BIO SERV, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0653570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pharma-Bio Serv PO Box 1049 Dorado, Puerto Rico	00646 (Zip Code)
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

The number of shares of the registrant’s common stock outstanding as of September 10, 2026 was 22,901,692.

PHARMA-BIO SERV, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2026

		Page
PART I FINANCIAL INFORMATION

Item 1 –	Financial Statements	3

	Condensed Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended July 31, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended July 31, 2026 and 2025 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended July 31, 2026 and 2025 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4 –	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1 –	Legal Proceedings	20

Item 1A –	Risk Factors	20

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 –	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHARMA-BIO SERV, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS	July 31, 2026*	October 31, 2025**
Current assets
Cash and cash equivalents	$1,518,314	$3,379,212
Marketable securities	7,058,837	7,475,377
Accounts receivable	2,421,459	2,360,682
Prepaids and other assets	240,225	171,574
Total current assets	11,238,835	13,386,845

Property and equipment, net	80,060	116,059
Operating lease right-of-use	-	29,388
Other assets	120,753	120,754
Total assets	$11,439,648	$13,653,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$-	$28,834
Accounts payable and accrued expenses	929,586	991,169
Current portion of US Tax Reform Transition Tax and income taxes payable	65,154	718,796
Total current liabilities	994,740	1,738,799
Total liabilities	994,740	1,738,799

Stockholders’ equity
Preferred Stock, $0.0001 par value; authorized 10,000,000 shares; none outstanding	-	-
Common Stock, $0.0001 par value; authorized 50,000,000 shares; 23,519,672 and 23,519,672 shares issued, and 22,901,692 and 22,905,992 shares outstanding at July 31, 2026 and October 31, 2025, respectively	2,352	2,352
Additional paid-in capital	1,705,405	1,679,547
Retained earnings	9,067,589	10,533,589
Accumulated other comprehensive income	251,238	278,045
	11,026,584	12,493,533
Treasury stock, at cost; 617,980 and 613,680 common shares held at July 31, 2026 and October 31, 2025, respectively	(581,676)	(579,286)
Total stockholders’ equity	10,444,908	11,914,247
Total liabilities and stockholders’ equity	$11,439,648	$13,653,046

*	Unaudited.
**	Condensed from audited financial statements.

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
REVENUES	$2,336,055	$1,963,083	$7,333,964	$6,851,460

COST OF SERVICES	1,644,321	1,388,821	5,017,815	4,690,363

GROSS PROFIT	691,734	574,262	2,316,149	2,161,097

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	763,546	888,139	2,337,820	2,665,487

LOSS FROM OPERATIONS	(71,812)	(313,877)	(21,671)	(504,390)

OTHER INCOME, NET	60,714	104,848	286,416	405,876

INCOME (LOSS) BEFORE INCOME TAX	(11,098)	(209,029)	264,745	(98,514)

INCOME TAX EXPENSE (CREDIT)	3,121	(4,779)	13,118	1,847

NET INCOME (LOSS)	$(14,219)	$(204,250)	$251,627	$(100,361)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.001)	$(0.009)	$0.011	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	22,901,692	22,927,283	22,904,543	22,947,743

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	22,910,637	22,937,921	22,912,581	22,955,581

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(14,219)	$(204,250)	$251,627	$(100,361)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Net unrealized gain (loss)	(9,349)	13,603	24,040	108,720
Intercompany balances foreign exchange settlement, included in net income (loss)	5,627	(10,972)	(50,847)	(85,523)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(3,722)	2,631	(26,807)	23,197

COMPREHENSIVE INCOME (LOSS)	$(17,941)	$(201,619)	$224,820	$(77,164)

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other
FISCAL YEAR 2026	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT APRIL 30, 2026	23,519,672	$2,352	-	$-	$1,696,785	$9,081,808	$254,960	$(581,676)	$10,454,229

STOCK-BASED COMPENSATION	-	-	-	-	8,620	-	-	-	8,620

NET LOSS	-	-	-	-	-	(14,219)	-	-	(14,219)

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(3,722)	-	(3,722)

BALANCE AT JULY 31, 2026	23,519,672	$2,352	-	$-	$1,705,405	$9,067,589	$251,238	$(581,676)	$10,444,908

							Accumulated
					Additional		Other
FISCAL YEAR 2026	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE AT NOVEMBER 1, 2025	23,519,672	$2,352	-	$-	$1,679,547	$10,533,589	$278,045	$(579,286)	$11,914,247

STOCK-BASED COMPENSATION	-	-	-	-	25,858	-	-	-	25,858

PURCHASE OF TREASURY STOCK (4,300 SHARES)	-	-	-	-	-	-	-	(2,390)	(2,390)

NET INCOME	-	-	-	-	-	251,627	-	-	251,627

OTHER COMPREHENSIVE LOSS, NET OF TAX	-	-	-	-	-	-	(26,807)	-	(26,807)

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,717,627)	-	-	(1,717,627)

BALANCE AT JULY 31, 2026	23,519,672	$2,352	-	$-	$1,705,405	$9,067,589	$251,238	$(581,676)	$10,444,908

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Unaudited)

					Additional		Accumulated Other
FISCAL YEAR 2025	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury
(THREE MONTHS ENDED JULY 31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT APRIL 30, 2025	23,519,672	$2,352	-	$-	$1,665,149	$10,737,941	$282,946	$(565,080)	$12,123,308

STOCK-BASED COMPENSATION	-	-	-	-	9,999	-	-	-	9,999

PURCHASE OF TREASURY STOCK (8,200 SHARES)	-	-	-	-	-	-	-	(5,004)	(5,004)

NET LOSS	-	-	-	-	-	(204,250)	-	-	(204,250)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	2,631	-	2,631

BALANCE AT JULY 31, 2025	23,519,672	$2,352	-	$-	$1,675,148	$10,533,691	$285,577	$(570,084)	$11,926,684

							Accumulated
FISCAL YEAR 2025	Common Stock		Preferred Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
(NINE MONTHS ENDED JULY 31, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE AT NOVEMBER 1, 2024	23,519,672	$2,352	-	$-	$1,644,468	$12,353,970	$262,380	$(547,843)	$13,715,327

STOCK-BASED COMPENSATION	-	-	-	-	30,680	-	-	-	30,680

PURCHASE OF TREASURY STOCK (37,701 SHARES)	-	-	-	-	-	-	-	(22,241)	(22,241)

NET LOSS	-	-	-	-	-	(100,361)	-	-	(100,361)

OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	-	-	23,197	-	23,197

CASH DIVIDEND ($0.075 PER COMMON SHARE AT RECORD DATE)	-	-	-	-	-	(1,719,918)	-	-	(1,719,918)

BALANCE AT JULY 31, 2025	23,519,672	$2,352	-	$-	$1,675,148	$10,533,691	$285,577	$(570,084)	$11,926,684

See notes to condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,219)	$(204,250)	$251,627	$(100,361)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Gain on disposition of vehicle	-	-	(7,000)	-
Stock-based compensation	8,620	9,999	25,858	30,680
Depreciation and amortization	13,685	15,744	42,121	44,049
Amortization of operating lease right-of-use	-	42,512	29,388	125,850
Reinvested interests	(53,090)	(84,909)	(135,892)	(185,746)
Decrease (increase) in accounts receivable	295,791	675,376	(59,302)	551,482
Increase in other assets	(142,092)	(96,317)	(98,984)	(27,903)
Decrease in liabilities	(47,803)	(121,631)	(742,374)	(932,603)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,892	236,524	(694,558)	(494,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,390)	(2,036)	(6,122)	(6,294)
Proceeds from sale of vehicle	-	-	7,000	-
Marketable securities settlement (investment), net	(324,913)	1,630,816	552,432	(603,432)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(326,303)	1,628,780	553,310	(609,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(5,004)	(2,390)	(22,241)
Cash dividends paid to shareholders	-	-	(1,717,627)	(1,719,918)
NET CASH USED IN FINANCING ACTIVITIES	-	(5,004)	(1,720,017)	(1,742,159)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,749)	4,377	367	36,833
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(273,160)	1,864,677	(1,860,898)	(2,809,604)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,791,474	2,093,075	3,379,212	6,767,356
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,518,314	$3,957,752	$1,518,314	$3,957,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$661,728	$528,746
Interest	$-	$-	$-	$-

SUPPLEMENTARY SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Income tax withheld by clients to be used as a credit in the Company’s income tax return	$-	$-	$14,538	$-
Decommissioned fully depreciated and/or amortized old property and equipment written off during the three months ended January 31, 2026	$-	$-	$69,043	$-

See notes to the condensed consolidated financial statements.

PHARMA-BIO SERV, INC.

Notes To Condensed Consolidated Financial Statements

July 31, 2026

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet of the Company as of October 31, 2025 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2026 are not necessarily indicative of expected results for the full 2026 fiscal year.

The accompanying financial data as of July 31, 2026, and for the three-month and nine-month periods ended July 31, 2026 and 2025 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended October 31, 2025.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for credit losses. The Company maintains an allowance for credit losses to provide for estimated amounts of receivables that will not be collected. This estimation is based on historical collection experience, the age of the receivables, an assessment of the creditworthiness of customers, and current economic conditions. The allowance for credit losses is subject to estimation uncertainty. If actual future uncollectible amounts differ from estimates, future provisions for credit losses may be affected. The allowance is increased by provisions charged to credit loss expense and reduced by charge-offs of uncollectible accounts. As of July 31, 2026 and October 31, 2025, the allowance for credit losses was approximately $5.3 million, and there were no charges to expense or charge-offs of uncollectible accounts during the three and nine months ended on July 31, 2026 and 2025. The existing allowance is mostly related to an account that is being litigated, which was fully allowed in 2021.

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

The Company follows guidance from the Financial Accounting Standards Board (“FASB”) related to Accounting for Uncertainty in Income Taxes, which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As of July 31, 2026, the Company had no significant uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Leases

The Company follows accounting standards issued by the FASB for the accounting and disclosure of leases. Under those standards, assets and liabilities that arise from leases are recognized on the balance sheet, and the leases are categorized at their inception as either operating or finance leases.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term, based on a discount rate of 8%. On December 31, 2025, the Company terminated the only contractual long-term lease it had.

Property and Equipment

Owned property and equipment are stated at cost. Depreciation of owned assets is provided for, when placed in service, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line basis method. Expenditures for repairs and maintenance are expensed when incurred. As of July 31, 2026 and October 31, 2025, the accumulated depreciation amounted to $176,413 and $199,929, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment of the long-lived assets was present as of July 31, 2026 and October 31, 2025.

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

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share include the dilution of common stock equivalents, which include principally shares that may be issued upon the exercise of warrants, stock options and restricted stock unit awards.

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

Reclassifications

Certain reclassifications have been made to the July 31, 2025 condensed consolidated financial statements to conform them to the July 31, 2026 condensed consolidated financial statements presentation. Such reclassifications do not affect net income (loss) as previously reported.

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

On July 4, 2025, Public Law 119-21, One, Big, Beautiful, Bill Act (“OBBBA”) was enacted and changed the GILTI provisions that were part of the TCJA for taxing foreign subsidiaries earnings. OBBBA renames the GILTI provision to “net Controlled Foreign Corporation (“CFC”) tested income” and increases the effective tax rate on net CFC tested income from 10.5% to approximately 12.6%. Also, OBBBA includes some limitations on foreign tax credits, if any, to be used against net CFC tested income. The Company will be subject to the above named OBBBA provisions effective for our fiscal year ended October 31, 2027. We are currently assessing its impact on our consolidated financial statements.

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

Puerto Rico operations not covered in the exempt activities of the Grant are subject to Puerto Rico income tax at a maximum tax rate of 37.5% as provided by the 1994 Puerto Rico Internal Revenue Code, as amended. The operations conducted in the United States by the Company’s subsidiaries are taxed in the United States at a maximum regular federal income tax rate of 21%. The Spanish subsidiary operations in Spain are taxed at a regular income tax rate of 25%.

Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Realization of future tax benefits related to a deferred tax asset is dependent on many factors. Accordingly, the income tax benefit will be recognized when realization is determined to be more likely than not.

The Company files income tax returns in the United States (federal and various states jurisdictions), Puerto Rico, Spain and Brazil. The 2021 (2020 for Puerto Rico) through 2025 tax years are open and may be subject to potential examination in one or more jurisdictions. Currently, the Company is not under a federal, state, Puerto Rico or foreign income tax examination.

NOTE D – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in the calculations of basic and diluted earnings per share.

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Net income (loss) available to common equity holders - used to compute basic and diluted earnings (loss) per share	$(14,219)	$(204,250)	$251,627	$(100,361)

Weighted average number of common shares - used to compute basic earnings (loss) per share	22,901,692	22,927,283	22,904,543	22,947,743
Effect of options to purchase common stock	8,945	10,638	8,038	7,838
Weighted average number of shares - used to compute diluted earnings (loss) per share	22,910,637	22,937,921	22,912,581	22,955,581

For the three-month and nine-month periods ended July 31, 2026 and July 31, 2025, options for the purchase of 293,350 and 373,350 shares of common stock, respectively, were not considered in computing diluted earnings per share because their effects were antidilutive.

NOTE E – EQUITY TRANSACTIONS

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its outstanding common stock under the Company Stock Repurchase Program (the “Repurchase Program”). The timing, manner, price and amount of any repurchases under the Repurchase Program will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. The Repurchase Program does not oblige the Company to repurchase any shares, and it may be modified, suspended or terminated at any time and for any reason. No shares will be repurchased under the Repurchase Program directly from directors or officers of the Company. As of July 31, 2026 and October 31, 2025, a total of 555,008 and 550,708 shares of the Company’s common stock were purchased under the Repurchase Program for an aggregate amount of $518,704 and $516,314, respectively. As of July 31, 2026, the Company has 1,444,992 shares of common stock available for future repurchases under the Repurchase Program.

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

The Company provided a substantial portion of its services to four customers, which accounted for 10% or more of its revenues in either of the three-month and nine-month periods ended July 31, 2026 and 2025. During the three months ended July 31, 2026, revenues from these customers were 23.8%, 18.3%, 6.4% and 0.6%, or a total of 49.1%, as compared to the same period last year of 13.0%, 17.8%, 0.0% and 14.9%, or a total of 45.7%, respectively. During the nine months ended July 31, 2026, revenues from these customers were 18.6%, 14.7%, 13.8% and 5.5%, or a total of 52.6%, as compared to the same period last year of 11.8%, 16.9%, 14.1% and 11.7%, or a total of 54.5%, respectively. For the three months ended July 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 24.4%, 18.3% and 6.4%, as compared to 27.9%, 17.8% and 0.0%, respectively. For the nine months ended July 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 24.1%, 14.7% and 13.8%, as compared to 23.5%, 16.9% and 14.1%, respectively. On July 31, 2026, amounts due from these customers represented 44.5% of the Company’s total accounts receivable balance. This customer information is based on revenues earned from said customers at the segment level.

At the global level, four global groups of affiliated companies accounted for 10% or more of the Company’s revenues in either of the three-month and nine-month periods ended July 31, 2026 and 2025. During the three months ended July 31, 2026, aggregate revenues from these global groups of affiliated companies were 23.8%, 22.8%, 6.4% and 0.6%, or a total of 53.6%, as compared to the same period last year for 13.0%, 20.3%, 0.0% and 14.9%, or a total of 48.2%, respectively. During the nine months ended July 31, 2026, aggregate revenues from these global group of affiliated companies were 18.6%, 17.9%, 13.8% and 5.5%, or a total of 55.8%, as compared to the same period last year for 11.8%, 19.0%, 14.1% and 11.7%, or a total of 56.6%, respectively. For the three months ended July 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 28.9%, 18.3% and 6.4%, as compared to 30.4%, 17.8% and 0.0%, respectively. For the nine months ended July 31, 2026 and 2025, these customers represented for the Puerto Rico, United States and Europe consulting reportable segments 27.3%, 14.7% and 13.8%, as compared to 25.6%, 16.9% and 14.1%, respectively. At July 31, 2026, amounts due from these global groups of affiliated companies represented 51.6% of total accounts receivable balance.

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

The following table presents information about the reported segments revenue from services, gross profit ratio to revenue and income (loss) from operations of the Company for the three-month and nine-month periods ended July 31, 2026 and 2025. There is no intersegment revenue for the mentioned periods. Corporate expenses that support the operating units have been allocated to the segments. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	Three months ended July 31,				Nine months ended July 31,
	2026		2025		2026		2025
REVENUES:
Puerto Rico consulting	$1,367,830		$1,203,651		$3,982,983		$3,477,165
United States consulting	739,996		642,863		1,906,664		2,003,100
Europe consulting	228,229		98,984		1,437,757		1,352,937
Other	-		17,585		6,560		18,258
Total consolidated revenue	$2,336,055		$1,963,083		$7,333,964		$6,851,460

GROSS PROFIT¹:
Puerto Rico consulting	$331,568	24.2%	$293,134	24.4%	$1,022,043	25.7%	$838,209	24.1%
United States consulting	285,705	38.6%	232,703	36.2%	645,169	33.8%	671,403	33.5%
Europe consulting	74,461	32.6%	31,452	31.8%	648,856	45.1%	633,839	46.8%
Other	-	0.0%	16,973	96.5%	81	1.2%	17,646	96.6%
Total consolidated gross profit	$691,734	29.6%	$574,262	29.2%	$2,316,149	31.6%	$2,161,097	31.5%

INCOME (LOSS) FROM OPERATIONS²:
Puerto Rico consulting	$23,251		$(61,228)		$160,646		$(62,060)
United States consulting	24,093		(123,888)		(87,615)		(351,978)
Europe consulting	(78,571)		(117,469)		2,062		(40,251)
Other	(40,585)		(11,292)		(96,764)		(50,101)
Total consolidated loss from operations	(71,812)		(313,877)		(21,671)		(504,390)
OTHER INCOME, NET	60,714		104,848		286,416		405,876
Total consolidated income (loss) before income tax	$(11,098)		$(209,029)		$264,745		$(98,514)

1 Gross profit represents revenues less cost of service, which the latter is mostly composed of personnel cost. Percentages represent the segment(s) gross profit to its related revenue segment(s).

2 Income (loss) from operations represents gross profit reduced by selling, general and administrative expenses.

Long-lived assets (property and equipment) as of July 31, 2026 and October 31, 2025, and related depreciation and amortization expense for the three and nine months ended July 31, 2026 and 2025, were concentrated in corporate expenses in Puerto Rico. Accordingly, depreciation expense and acquisition of property and equipment, as presented in the condensed consolidated statements of cash flows, are mainly related to corporate expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2025. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2026 and April 30, 2026, and this Quarterly Report on Form 10-Q.

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

Regional or global conflicts, including war and economic sanctions between nations, price inflation, pandemics, OBBBA, possible tax changes in jurisdictions where we do business, bio-pharmaceutical industry consolidations and relocations, and the trends on managing contract resources, all pose current and future challenges which may adversely affect our future performance. We believe that our future profitability and liquidity will be dependent on the effect the local and global economy, including any impacts of regional or global conflicts, price inflation, pandemics, changes in tax laws, worldwide life science manufacturing industry consolidations and restructurings, operational constraints imposed by our customers due to pandemics and resources management trends, will have on our operations, and our ability to seek service opportunities and adapt to industry trends.

The following table sets forth information as to our revenue for the three-month and nine-month periods ended July 31, 2026 and 2025, by geographic regions (dollars in thousands, and as a percentage of total revenues).

	Three months ended July 31,				Nine months ended July 31,
Revenues by Region:	2026		2025		2026		2025
Puerto Rico	$1,368	58.5%	$1,204	61.3%	$3,983	54.3%	$3,477	50.7%
United States	740	31.7%	643	32.8%	1,907	26.0%	2,003	29.2%
Europe	228	9.8%	99	5.0%	1,438	19.6%	1,353	19.8%
Other	-	0.0%	17	0.9%	6	0.1%	18	0.3%
	$2,336	100.0%	$1,963	100.0%	$7,334	100.0%	$6,851	100.0%

For the nine-month period ended July 31, 2026, the Company’s total revenues were approximately $7.3 million, a net increase of approximately $0.5 million when compared to the same period last year. The Puerto Rico and European markets sustained an increase in project revenue of approximately $0.5 and $0.1 million, respectively, which was partially offset by a decline in project revenue in the US consulting market of approximately $0.1 million, while other markets had an insignificant variance, when compared to the same period last year. As depicted below, the gross profit ratio to revenue sustained no significant change for the nine-month period ended July 31, 2026 when compared to the same period last year.

Results of Operations

The following table sets forth our statements of operations for the three-month and nine-month periods ended July 31, 2026 and 2025 (dollars in thousands, and as a percentage of revenues):

	Three months ended July 31,				Nine months ended July 31,
	2026		2025		2026		2025
Revenues	$2,336	100.0%	$1,963	100.0%	$7,334	100.0%	$6,851	100.0%
Cost of services	1,644	70.4%	1,389	70.8%	5,018	68.4%	4,690	68.5%
Gross profit	692	29.6%	574	29.2%	2,316	31.6%	2,161	31.5%
Selling, general and administrative expenses	764	32.7%	888	45.2%	2,337	31.9%	2,665	38.9%
Other income, net	61	2.6%	105	5.4%	286	3.9%	406	5.9%
Income (loss) before income tax	(11)	-0.5%	(209)	-10.6%	265	3.6%	(98)	-1.4%
Income tax expense	3	0.1%	(5)	-0.2%	13	0.2%	2	0.0%
Net income (loss)	(14)	-0.6%	(204)	-10.4%	252	3.4%	(100)	-1.4%

Revenues. Total revenues for the three and nine months ended July 31, 2026 were $2.3 and $7.3 million, respectively, an increase of approximately $0.4 and $0.5 million when compared to the same periods last year, respectively. For the three months ended July 31, 2026, when compared to the same period last year, the Puerto Rico, United States and the European markets revenue increased by $0.2, $0.1 and $0.1 million, respectively, while the revenue variance in other markets was insignificant. For the nine months ended July 31, 2026, when compared to the same period last year, the Puerto Rico and European markets sustained an increase in project revenue of approximately $0.5 and $0.1 million, respectively, which was partially offset by a decline in project revenue in the US consulting market of approximately $0.1 million, while other markets had an insignificant variance.

Cost of Services; Gross Profit. Cost of services for the three and nine months ended July 31, 2026 were $1.6 and $5.0 million, respectively, while the gross profit for the three and nine months ended July 31, 2026 had a slight increase of 0.4 and 0.1 percentage points when compared to the same periods last year, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended July 31, 2026 were approximately $0.8 and $2.3 million, respectively. When compared to last year’s three and nine month periods ended July 31, 2025, this represents a decrease in expenses of approximately $0.1 and $0.3 million, respectively, which are mainly attributable to the reduction in occupancy expenses of approximately $0.1 million, plus other planned savings in general and administrative expenses.

Other Income, Net. Other income, net for the three and nine months ended July 31, 2026 was approximately $0.1 and $0.3 million, respectively. These balances are mostly attributable to interest income, plus a negligible amount for the settlement of foreign exchange rates on intercompany balances.

Net Income (Loss). For the three months ended July 31, 2026 a negligible Net Loss of approximately $14 thousand was incurred, while for the nine months period ended July 31, 2026 approximately $252 thousand in Net Income was attained. This represents an earnings improvement of approximately $190 and $352 thousand, when compared to the same periods last year, respectively.

For the three and nine months ended July 31, 2026, net earnings (loss) per common share for both basic and diluted were $(0.001) and $0.011, respectively, an improvement of $0.008 and $0.015 per share when compared to the same periods last year, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of July 31, 2026, the Company had approximately $10.2 million in working capital.

On June 13, 2014, the Board of Directors of the Company authorized the Company to repurchase up to two million shares of its common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date. During the nine-month period ended July 31, 2026, the Company repurchased 4,300 shares of its common stock. As of July 31, 2026, the Company has 1,444,992 shares of common stock available for future repurchases under the Repurchase Program.

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

Off-Balance Sheet Arrangements

We were not involved in any significant off-balance sheet arrangement during the nine months ended July 31, 2026.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended July 31, 2026 to the critical accounting policies reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

New Accounting Pronouncements

There were no new accounting standards issued since our filing of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, which could have a significant effect on our condensed consolidated financial statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including but not limited to, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2026 and April 30, 2026, and this Quarterly Report on Form 10-Q. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements include all statements other than those made solely with respect to historical fact and identified by words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions, but such words are not the exclusive means of identifying such statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2025, our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2026 and April 30, 2026, and this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On March 15, 2023, the Company’s subsidiaries Pharma-Bio Serv PR, Inc., Pharma Serv, Inc. and Scienza Labs, Inc., filed a breach of contract and money collection complaint against Romark Global Pharma, LLC, Romark Properties, LLC, Romark Biosciences, LLC and Romark Holdings, LLC (collectively, “Romark”), before the Commonwealth of Puerto Rico Court of First Instance, San Juan Superior Section. On November 13, 2023, a judgment was entered by the Court ordering Romark to pay jointly to the Company’s subsidiaries $6,717,431.69, which includes the principal amount of $5,246,782, plus interest up to the date of the judgment. The Company’s subsidiaries are pursuing assets and monies from Romark to collect the judgment. To this date, however, we have been unable to identify assets of Romark against which to collect. Also, multiple other creditors of Romark have filed claims against it. Aside from legal fees and the costs of identifying assets, and costs of collection efforts, no further losses are expected. The Company’s subsidiaries continue investigating avenues for collection of this judgment. However, we cannot guarantee a successful outcome in collecting the funds owed to the Company’s subsidiaries.

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

Dated: September 14, 2026

